Form 10-Q
period 2015-09-30
Exterran Corp
filed 2015-12-03
CIK 1635881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO

Commission File No. 001-36875

EXTERRAN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	47-3282259
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4444 Brittmoore Road
Houston, Texas	77041
(Address of principal executive offices)	(Zip Code)
(281) 836-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*

* The registrant became subject to such requirements on October 21, 2015, and it has filed all reports so required since that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of the common stock of the registrant outstanding as of November 25, 2015: 35,153,358 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN CORPORATION
CONDENSED COMBINED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	Transfer to Archrock, Inc. Pro Forma September 30, 2015	September 30, 2015	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$31,946	$31,946	$39,361
Restricted cash	1,491	1,491	1,490
Accounts receivable, net of allowance of $3,263 and $2,133, respectively	353,382	353,382	398,070
Inventory, net	261,354	261,354	291,240
Costs and estimated earnings in excess of billings on uncompleted contracts	119,981	119,981	120,938
Current deferred income taxes	40,774	40,774	48,890
Other current assets	59,863	59,863	53,977
Current assets associated with discontinued operations	263	263	468
Total current assets	869,054	869,054	954,434
Property, plant and equipment, net	920,918	920,918	954,811
Intangible and other assets, net	129,077	129,077	123,578
Total assets	$1,919,049	$1,919,049	$2,032,823

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable, trade	$104,006	$104,006	$161,826
Accrued liabilities	127,227	127,227	168,577
Deferred revenue	37,901	37,901	64,820
Billings on uncompleted contracts in excess of costs and estimated earnings	41,355	41,355	76,277
Payable to Archrock, Inc.	532,578	—	—
Current liabilities associated with discontinued operations	672	672	1,338
Total current liabilities	843,739	311,161	472,838
Long-term debt	738	738	1,107
Deferred income taxes	40,711	40,711	38,180
Long-term deferred revenue	57,965	57,965	41,591
Other long-term liabilities	27,336	27,336	26,968
Long-term liabilities associated with discontinued operations	162	162	317
Total liabilities	970,651	438,073	581,001
Commitments and contingencies (Note 12)
Equity:
Parent equity	933,376	1,465,954	1,435,046
Accumulated other comprehensive income	15,022	15,022	16,776
Total equity	948,398	1,480,976	1,451,822
Total liabilities and equity	$1,919,049	$1,919,049	$2,032,823

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

EXTERRAN CORPORATION
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Contract operations	$114,104	$124,355	$350,045	$369,787
Aftermarket services	25,272	39,552	95,547	117,531
Product sales—third parties	261,262	312,472	860,025	921,648
Product sales—affiliates	36,551	61,380	146,263	152,619
	437,189	537,759	1,451,880	1,561,585
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	41,114	47,983	130,198	135,517
Aftermarket services	18,336	30,161	67,820	87,358
Product sales	260,548	307,559	869,452	898,953
Selling, general and administrative	55,018	65,925	169,348	200,616
Depreciation and amortization	36,837	44,155	112,418	139,312
Long-lived asset impairment	3,775	1,044	14,264	1,044
Restructuring and other charges	7,150	—	17,697	—
Interest expense	581	182	1,407	1,030
Equity in income of non-consolidated affiliates	(5,084)	(4,951)	(15,152)	(14,553)
Other (income) expense, net	27,974	6,414	39,852	1,448
	446,249	498,472	1,407,304	1,450,725
Income (loss) before income taxes	(9,060)	39,287	44,576	110,860
Provision for (benefit from) income taxes	(2,587)	20,731	24,215	60,372
Income (loss) from continuing operations	(6,473)	18,556	20,361	50,488
Income from discontinued operations, net of tax	18,756	18,335	37,878	54,932
Net income	$12,283	$36,891	$58,239	$105,420

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

EXTERRAN CORPORATION
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$12,283	$36,891	$58,239	$105,420
Other comprehensive income (loss):
Foreign currency translation adjustment	4,949	(6,250)	(1,754)	(6,519)
Comprehensive income	$17,232	$30,641	$56,485	$98,901

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

EXTERRAN CORPORATION
CONDENSED COMBINED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

	Parent Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2014	$1,342,480	$31,424	$1,373,904
Net income	105,420		105,420
Net distributions to parent	(74,326)		(74,326)
Foreign currency translation adjustment		(6,519)	(6,519)
Balance, September 30, 2014	$1,373,574	$24,905	$1,398,479

Balance, January 1, 2015	$1,435,046	$16,776	$1,451,822
Net income	58,239		58,239
Net distributions to parent	(27,331)		(27,331)
Foreign currency translation adjustment		(1,754)	(1,754)
Balance, September 30, 2015	$1,465,954	$15,022	$1,480,976

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

EXTERRAN CORPORATION
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$58,239	$105,420
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	112,418	139,312
Long-lived asset impairment	14,264	1,044
Income from discontinued operations, net of tax	(37,878)	(54,932)
Provision for doubtful accounts	1,774	821
Gain on sale of property, plant and equipment	(1,184)	(792)
Equity in income of non-consolidated affiliates	(15,152)	(14,553)
(Gain) loss on remeasurement of intercompany balances	35,550	(116)
Capital contribution by parent—stock-based compensation expense	5,358	4,068
Deferred income tax provision	(19,000)	9,191
Changes in assets and liabilities:
Accounts receivable and notes	39,714	(13,713)
Inventory	29,054	(3,966)
Costs and estimated earnings versus billings on uncompleted contracts	(34,393)	(12,106)
Other current assets	(9,505)	(6,191)
Accounts payable and other liabilities	(75,772)	(927)
Deferred revenue	(8,533)	(22,793)
Other	684	(7,199)
Net cash provided by continuing operations	95,638	122,568
Net cash provided by discontinued operations	4,273	4,122
Net cash provided by operating activities	99,911	126,690

Cash flows from investing activities:
Capital expenditures	(123,943)	(110,477)
Proceeds from sale of property, plant and equipment	5,275	9,300
Return of investments in non-consolidated affiliates	15,185	14,750
Proceeds received from settlement of note receivable	5,357	—
Increase in restricted cash	(1)	(245)
Cash invested in non-consolidated affiliates	(33)	(197)
Net cash used in continuing operations	(98,160)	(86,869)
Net cash provided by discontinued operations	33,119	49,667
Net cash used in investing activities	(65,041)	(37,202)

Cash flows from financing activities:
Net distributions to parent	(40,811)	(87,412)
Payments for debt issuance costs	(498)	—
Net cash used in financing activities	(41,309)	(87,412)

Effect of exchange rate changes on cash and cash equivalents	(976)	(3,797)
Net decrease in cash and cash equivalents	(7,415)	(1,721)
Cash and cash equivalents at beginning of period	39,361	35,194
Cash and cash equivalents at end of period	$31,946	$33,473
The accompanying notes are an integral part of these unaudited condensed combined financial statements.

EXTERRAN CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

1. Spin-Off, Basis of Presentation and Summary of Significant Accounting Policies

Spin-off

On November 3, 2015, Archrock, Inc. (named Exterran Holdings, Inc. prior to November 3, 2015) (“Archrock”) completed the Spin-off (the ‘‘Spin-off”) of its international contract operations, international aftermarket services (the international contract operations and international aftermarket services businesses combined are referred to as the ‘‘international services businesses’’ and include such activities conducted outside of the United States of America (‘‘U.S.’’)) and global fabrication businesses into an independent, publicly traded company (“Exterran Corporation,” “our,” “we” or “us”). We refer to the global fabrication business previously operated by Archrock as our product sales business. To effect the Spin-off, on November 3, 2015, Archrock distributed, on a pro rata basis, all of our shares of common stock to its stockholders as of October 27, 2015 (the “Record Date”). Archrock shareholders received one share of Exterran Corporation common stock for every two shares of its common stock held at the close of business on the Record Date. Pursuant to the separation and distribution agreement with Archrock and certain of our and Archrock’s respective affiliates, on November 3, 2015, we transferred cash of $532.6 million to Archrock. Following the completion of the Spin-off, we and Archrock are independent, publicly traded companies with separate boards of directors and management. Unless otherwise indicated, the financial statements and related footnote disclosures within this report exclude the impact of the Spin-off.

Basis of Presentation

These condensed combined financial statements are derived from the accounting records of Archrock. These statements reflect the condensed combined historical results of operations, financial position and cash flows of Archrock’s international services and product sales businesses in conformity with accounting principles generally accepted in the U.S. (‘‘GAAP’’). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our combined financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed combined financial statements should be read in conjunction with the annual combined financial statements presented in our Registration Statement on Form 10, as amended, initially filed with the Securities and Exchange Commission on March 3, 2015 and declared effective on October 21, 2015. The interim results reported herein are not necessarily indicative of results for a full year. These condensed combined financial statements are presented as if such businesses had been combined for all periods presented. All intercompany transactions and accounts within these condensed combined financial statements have been eliminated. Affiliate transactions between the international services and product sales businesses of Archrock and the other businesses of Archrock have been included in these condensed combined financial statements, with the exception of products sales to our wholly owned subsidiary, Exterran Energy Solutions, L.P. (‘‘EESLP’’). Prior to the closing of the Spin-off, EESLP also had a fleet of compression units used to provide compression services in the U.S. services business of Archrock. Revenue has not been recognized in the condensed combined statements of operations for the sale of compressor units by us that were used by EESLP to provide compression services to customers of the U.S. services business of Archrock. See Note 10 for further discussion on transactions with affiliates.

The condensed combined financial statements include certain assets and liabilities that have historically been held at the Archrock level but are specifically identifiable or otherwise attributable to us. The assets and liabilities in the condensed combined financial statements have been reflected on a historical cost basis, as immediately prior to the Spin-off all of the assets and liabilities of Exterran Corporation were wholly owned by Archrock. Third party debt, other than debt attributable to capital leases, of Archrock were not allocated to us for any of the periods presented as we are not the legal obligor of the debt and Archrock’s borrowings were not directly attributable to our business. The condensed combined statement of operations also includes expense allocations for certain functions historically performed by Archrock and not allocated to its operating segments, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology. See Note 10 for further discussion regarding the allocation of corporate expenses.

Investments in affiliated entities in which we own more than a 20% interest and do not have a controlling interest are accounted for using the equity method.

Unaudited Pro Forma Balance Sheet

As discussed in Note 6, on November 3, 2015 and in connection with the Spin-off, EESLP incurred approximately $300.0 million of indebtedness under its revolving credit facility and $245.0 million of indebtedness under its term loan facility. Pursuant to the separation and distribution agreement with Archrock and certain of our and Archrock’s respective affiliates, on November 3, 2015, EESLP transferred approximately $532.6 million of net proceeds from borrowings under its revolving credit and term loan facilities to Archrock. The accompanying unaudited pro forma balance sheet as of September 30, 2015 gives effect to the planned cash transfer to Archrock of $532.6 million.

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income consists of foreign currency translation adjustments.

The following table presents the changes in accumulated other comprehensive income, net of tax, during the nine months ended September 30, 2014 and 2015 (in thousands):

Foreign Currency Translation Adjustment
Accumulated other comprehensive income, January 1, 2014	$31,424
Loss recognized in other comprehensive income (loss)	(6,519)
Accumulated other comprehensive income, September 30, 2014	$24,905

Accumulated other comprehensive income, January 1, 2015	$16,776
Loss recognized in other comprehensive income (loss)	(1,754)
Accumulated other comprehensive income, September 30, 2015	$15,022

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables and payables. At September 30, 2015 and December 31, 2014, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our condensed combined balance sheets. See Note 7 for additional information regarding the fair value hierarchy.

2. Discontinued Operations

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received installment payments, including an annual charge, totaling $18.9 million and $18.2 million during the three months ended September 30, 2015 and 2014, respectively, and $37.6 million and $54.1 million during the nine months ended September 30, 2015 and 2014, respectively. The remaining principal amount due to us of approximately $83 million as of September 30, 2015, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. In October 2015, we received an additional installment payment, including an annual charge, of $19.1 million. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In connection with the sale of these assets, we have agreed to suspend the arbitration proceeding previously filed by our Spanish subsidiary against Venezuela pending payment in full by PDVSA Gas of the purchase price for these nationalized assets.

In accordance with the separation and distribution agreement, a subsidiary of Archrock has the right to receive payments from EESLP based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our previously nationalized assets promptly after such amounts are collected by our subsidiaries. See Note 12 for additional discussion related to our contingent liability to Archrock.

The following table summarizes the operating results of discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—
Expenses and selling, general and administrative	132	84	366	329
Recovery attributable to expropriation	(16,541)	(16,539)	(33,523)	(49,523)
Other income, net	(2,347)	(1,880)	(4,721)	(5,738)
Income from discontinued operations, net of tax	$18,756	$18,335	$37,878	$54,932

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	September 30, 2015	December 31, 2014
Cash	$220	$431
Accounts receivable	4	2
Other current assets	39	35
Total current assets associated with discontinued operations	263	468
Total assets associated with discontinued operations	$263	$468

Accounts payable	$—	$214
Accrued liabilities	672	1,124
Total current liabilities associated with discontinued operations	672	1,338
Other long-term liabilities	162	317
Total liabilities associated with discontinued operations	$834	$1,655

3. Inventory, net

Inventory, net of reserves, consisted of the following amounts (in thousands):

	September 30, 2015	December 31, 2014
Parts and supplies	$137,930	$148,724
Work in progress	76,767	108,814
Finished goods	46,657	33,702
Inventory, net	$261,354	$291,240

As of September 30, 2015 and December 31, 2014, we had inventory reserves of $18.8 million and $8.7 million, respectively. As discussed further in Note 9, $8.7 million of the increase in inventory reserves during the nine months ended September 30, 2015 related to restructuring and other charges.

4. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Compression equipment, facilities and other fleet assets	$1,521,634	$1,514,982
Land and buildings	154,234	154,866
Transportation and shop equipment	184,966	194,032
Other	115,141	112,732
	1,975,975	1,976,612
Accumulated depreciation	(1,055,057)	(1,021,801)
Property, plant and equipment, net	$920,918	$954,811

5. Investments in Non-Consolidated Affiliates

Investments in affiliates that are not controlled by us where we have the ability to exercise significant influence over the operations are accounted for using the equity method.

We own a 30.0% interest in WilPro Energy Services (PIGAP II) Limited and 33.3% interest in WilPro Energy Services (El Furrial) Limited, which are joint ventures that provided natural gas compression and injection services in Venezuela. In May 2009, Petroleos de Venezuela S.A. (“PDVSA”) assumed control over the assets of our Venezuelan joint ventures and transitioned the operations, including the hiring of their employees, to PDVSA. In March 2011, our Venezuelan joint ventures, together with the Netherlands’ parent company of our joint venture partners, filed a request for the institution of an arbitration proceeding against Venezuela with the International Centre for Settlement of Investment Disputes related to the seized assets and investments.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received installment payments, including an annual charge, totaling $5.1 million and $5.0 million during the three months ended September 30, 2015 and 2014, respectively, and $15.2 million and $14.7 million during the nine months ended September 30, 2015 and 2014, respectively. The remaining principal amount due to us of approximately $13 million as of September 30, 2015, is payable in quarterly cash installments through the first quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as equity in (income) loss of non-consolidated affiliates in our combined statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

In accordance with the separation and distribution agreement, a subsidiary of Archrock has the right to receive payments from EESLP based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our joint ventures' previously nationalized assets promptly after such amounts are collected by our subsidiaries. See Note 12 for additional discussion related to our contingent liability to Archrock.

6. Long-Term Debt

On July 10, 2015, we and our wholly owned subsidiary, EESLP, entered into a $750.0 million credit agreement (the “Credit Agreement”) with Wells Fargo, as the administrative agent, and various financial institutions as lenders. On October 5, 2015, the parties amended and restated the Credit Agreement to provide for a new $925.0 million credit facility, consisting of a $680.0 million revolving credit facility and a $245.0 million term loan facility (collectively, the “Credit Facility”). Availability under the Credit Facility was subject to the satisfaction of certain conditions precedent, including the consummation of the Spin-off on or before January 4, 2016 (the date on which those conditions were satisfied, November 3, 2015, is referred to as the “Initial Availability Date”). No borrowings were outstanding under the Credit Facility as of September 30, 2015 because the Initial Availability Date had not yet occurred. The revolving credit facility will mature in November 2020 and the term loan facility will mature in November 2017. On November 3, 2015, EESLP incurred approximately $300.0 million of indebtedness under its revolving credit facility and $245.0 million of indebtedness under its term loan facility. Pursuant to the separation and distribution agreement with Archrock and certain of our and Archrock’s respective affiliates, on November 3, 2015, EESLP transferred approximately $532.6 million of net proceeds from borrowings under the Credit Facility to Archrock to allow it to repay a portion of its indebtedness in connection with the Spin-off.

Revolving borrowings under the Credit Facility bear interest at a rate equal to, at our option, either the Base Rate or LIBOR (or EURIBOR, in the case of Euro-denominated borrowings) plus the applicable margin. The applicable margin for revolving borrowings varies (i) in the case of LIBOR loans, from 1.50% to 2.75% and (ii) in the case of Base Rate loans, from 0.50% to 1.75%. ‘‘Base Rate’’ means the highest of the prime rate, the federal funds effective rate plus 0.50% and one-month LIBOR plus 1.00%. Until the term loan facility is refinanced in full with the proceeds of certain qualifying unsecured debt or equity issuances, the applicable margin for borrowings under the revolving credit facility will be increased by 1.00% until the first anniversary of the Initial Availability Date and by 1.50% following the first anniversary of the Initial Availability Date. Term loan borrowings under the Credit Facility will bear interest at a rate equal to, at our option, either (1) the Base Rate, plus 4.75%, or (2) the greater of LIBOR or 1.00%, plus 5.75%.

We and all of our Significant Domestic Subsidiaries (as defined in the Credit Agreement) guarantee EESLP’s obligations under the Credit Facility. In addition, EESLP’s obligations under the Credit Facility are secured by (1) substantially all of our assets and the assets of EESLP and our Significant Domestic Subsidiaries located in the U.S., including certain real property, and (2) all of the equity interests of our U.S. restricted subsidiaries (other than certain excluded subsidiaries) and 65% of the voting equity interests in certain of our first-tier foreign subsidiaries.

The Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio of 2.25 to 1.00; a maximum total leverage ratio of 3.75 to 1.00 prior to the completion of a qualified capital raise and 4.50 to 1.00 thereafter; and, following the completion of a qualified capital raise, a maximum senior secured leverage ratio of 2.75 to 1.00.

7. Fair Value Measurements

The accounting standard for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories:

•	Level 1 — Quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement.

•
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or prices vary substantially over time or among brokered market makers.

•
Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect our own assumptions regarding how market participants would price the asset or liability based on the best available information.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2015 and 2014, with pricing levels as of the date of valuation (in thousands):

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$499	$—	$—	$—
Long-term receivable from the sale of our Canadian Operations	—	—	5,100	—	—	—

Our estimate of the impaired long-lived assets’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment on each compressor unit that we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a weighted average discount rate of 10% for the nine months ended September 30, 2015. In April 2015, we accepted an offer to early settle the outstanding note receivable due to us relating to the previous sale of our Canadian contract operations and aftermarket services businesses (“Canadian Operations”) for $5.1 million.

8. Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the three and nine months ended September 30, 2015, we reviewed the future deployment of our idle compression assets used in our contract operations segment for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that 19 and 48 idle compressor units totaling approximately 20,000 and 44,000 horsepower would be retired from the active fleet during the three and nine months ended September 30, 2015, respectively. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $3.8 million and a $12.9 million asset impairment to reduce the book value of each unit to its estimated fair value during the three and nine months ended September 30, 2015, respectively. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment on each compressor unit that we plan to use.

During the first quarter of 2015, we evaluated a long-term note receivable from the purchaser of our Canadian Operations for impairment. This review was triggered by an offer from the purchaser of our Canadian Operations to prepay the note receivable at a discount to its current book value. The fair value of the note receivable as of March 31, 2015 was based on the amount offered by the purchaser of our Canadian Operations to prepay the note receivable. The difference between the book value of the note receivable at March 31, 2015 and its fair value resulted in the recording of an impairment of long-lived assets of $1.4 million during the nine months ended September 30, 2015. In April 2015, we accepted the offer to early settle this note receivable.

In connection with our fleet review during the three and nine months ended September 30, 2014, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $1.0 million during both the three and nine months ended September 30, 2014 to reduce the book value of each unit to its estimated fair value.

9. Restructuring and Other Charges

During the three and nine months ended September 30, 2015, we incurred $2.0 million and $6.7 million, respectively, of costs associated with the Spin-off which were primarily related to a one-time cash signing bonus paid to our new Chief Executive Officer and non-cash inventory write-downs. Non-cash inventory write-downs, which primarily related to the decentralization of shared inventory components between Archrock’s North America contract operations business and our international contract operations business, totaled $4.7 million during the nine months ended September 30, 2015, of which approximately $4.2 million related to our contract operations segment and $0.5 million related to our product sales segment. The charges incurred in conjunction with the Spin-off are included in restructuring and other charges in our condensed combined statements of operations. Excluding transaction costs related to the Credit Facility, we expect to incur additional one-time expenditures ranging from approximately $14 million to $18 million primarily related to costs to start up certain stand-alone functions, retention payments to certain employees and other one-time transaction related costs.

As a result of the current market conditions in North America, combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices, in the second quarter of 2015, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain product sales facilities. During the three and nine months ended September 30, 2015, we incurred $5.2 million and $11.0 million, respectively, of restructuring and other charges as a result of this plan. Included in these amounts are $5.2 million and $7.0 million recorded during the three and nine months ended September 30, 2015, respectively, related to termination benefits and consulting fees and $4.0 million recorded during the nine months ended September 30, 2015 related to non-cash write-downs of inventory. The non-cash inventory write-downs were the result of our decision to exit the manufacturing of cold weather packages, which had historically been performed at a product sales facility in North America we recently decided to close. These charges are reflected as restructuring and other charges in our condensed combined statements of operations. We currently estimate that we will incur additional charges with respect to this cost reduction plan of approximately $2.5 million. We expect the majority of the estimated additional charges will result in cash expenditures. As of September 30, 2015, we had an accrued liability balance of $0.5 million for charges incurred relating to the cost reduction plan.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the nine months ended September 30, 2015 (in thousands):

	Spin-off	Cost Reduction Plan	Total
Beginning balance at January 1, 2015	$—	$—	$—
Additions for costs expensed	6,700	10,997	17,697
Less non-cash expense	(4,700)	(4,007)	(8,707)
Reductions for payments	(2,000)	(6,470)	(8,470)
Ending balance at September 30, 2015	$—	$520	$520

The following table summarizes the components of charges included in restructuring and other charges in our condensed combined statements of operations for the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Consulting, audit and professional fees	$1,329	$1,329
Chief Executive Officer signing bonus	2,000	2,000
Non-cash inventory write-downs	—	8,707
Employee termination benefits	3,821	5,661
Total restructuring and other charges	$7,150	$17,697

10. Related Party Transactions and Parent Equity

Spin Agreements

In connection with the completion of the Spin-off, on November 3, 2015, we entered into several agreements with Archrock and certain subsidiaries of Archrock and, with respect to certain agreements, a subsidiary of Archrock Partners, L.P. (named Exterran Partners, L.P. prior to November 3, 2015) (“Archrock Partners”), that govern the Spin-off and the relationship among the parties following the Spin-off, including the following (collectively, the “Spin Agreements”):

•
The separation and distribution agreement contains the key provisions relating to the separation of our business from Archrock’s business and the distribution of our common stock to its stockholders. The separation and distribution agreement identifies the assets and rights that were transferred, liabilities that were assumed or retained and contracts and related matters that were assigned to us by Archrock or by us to Archrock in the Spin-off and describes how these transfers, assumptions and assignments occurred. Pursuant to the separation and distribution agreement, on November 3, 2015, we transferred net proceeds of $532.6 million from borrowings under the Credit Facility to Archrock to allow for its repayment of a portion of its indebtedness. In addition, the separation and distribution agreement contains certain noncompetition provisions addressing restrictions for three years after the Spin-off on our ability to provide contract operations and aftermarket services in the United States and on Archrock’s ability to provide contract operations and aftermarket services outside of the United States and to provide products for sale worldwide that compete with our current product sales business, subject to certain exceptions. The separation and distribution agreement also governs the treatment of aspects relating to indemnification, insurance, confidentiality and cooperation. Additionally, the separation and distribution agreement specifies the right of a subsidiary of Archrock to receive payments from EESLP based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures' previously nationalized assets promptly after such amounts are collected by our subsidiaries and a $25.0 million cash payment from EESLP promptly following the occurrence of a qualified capital raise (as defined in the Credit Agreement). See Note 12 for additional discussion on such contingent liabilities.

•
The tax matters agreement governs the respective rights, responsibilities and obligations of Archrock and us with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes.

•
The employee matters agreement governs the allocation of liabilities and responsibilities between Archrock and Exterran Corporation relating to employee compensation and benefit plans and programs, including the treatment of retirement, health and welfare plans and equity and other incentive plans and awards. The agreement contains provisions regarding stock-based compensation. See Note 11 for additional information relating to the Exterran Corporation Stock Incentive Plan.

•
The transition services agreement sets forth the terms on which Archrock will provide to us, and we will provide to Archrock, on a temporary basis, certain services or functions that the companies historically have shared. Transition services provided to us by Archrock and to Archrock by us may include accounting, administrative, payroll, human resources, environmental health and safety, real estate, fleet, financial audit support, legal, tax, treasury and other support and corporate services, and each service will be provided at a predetermined rate set forth in the transition services agreement. Each service provided under the agreement will have its own duration generally less than one year but not to exceed two years, extension terms and monthly cost, and the transition services agreement will terminate upon cessation of all services provided thereunder.

•
The supply agreement sets forth the terms under which we will provide manufactured equipment, including the design, engineering, manufacturing and sale of natural gas compression equipment, on an exclusive basis to Archrock and Archrock Partners. This supply agreement will have an initial term of two years, subject to certain cancellation clauses, and is extendable for additional one-year terms by mutual agreement of the parties. Pursuant to the supply agreement, each of Archrock and Archrock Partners will be required to purchase its requirements of newly-manufactured compression equipment from us, subject to certain exceptions.

•
The storage agreements set forth the terms under which we will provide each of Archrock and Archrock Partners with storage space for equipment purchased under the supply agreement, as well as the terms under which Archrock will provide storage space to us for certain of our equipment.

•
The services agreements set forth the terms under which we will provide Archrock (or Archrock’s customers on its behalf) with engineering, preservation and installation and commissioning services and Archrock will provide us (or our customers on our behalf) with make-ready, parts sales, preservation and installation and commissioning services. These services agreements will continue in effect until terminated by either party on 30 days’ written notice.

Transactions with Affiliates

All intercompany transactions and accounts within these condensed combined financial statements have been eliminated. All affiliate transactions between the international services and product sales businesses of Archrock and the other businesses of Archrock have been included in these condensed combined financial statements. Sales of newly-manufactured compression equipment from the product sales business of EESLP to Archrock Partners are used in the U.S. services business of Archrock and were made pursuant to an omnibus agreement between the parties and other affiliates of both entities. Through November 3, 2015, per the omnibus agreement, revenue was determined by the cost to manufacture such equipment plus a fixed margin. During the three months ended September 30, 2015 and 2014, we recorded revenue of $36.6 million and $61.4 million, respectively, and cost of sales of $33.6 million and $56.2 million, respectively, from the sale of newly-manufactured compression equipment to Archrock Partners. During the nine months ended September 30, 2015 and 2014, we recorded revenue of $146.3 million and $152.6 million, respectively, and cost of sales of $134.6 million and $138.3 million, respectively, from the sale of newly-manufactured compression equipment to Archrock Partners.

Prior to the closing of the Spin-off, EESLP also had a fleet of compression units used to provide compression services in the U.S. services business of Archrock. Revenue has not been recognized in the condensed combined statements of operations for the sale of compressor units by us that were used by EESLP to provide compression services to customers of the U.S. services business of Archrock. The cost of these units were treated as a reduction of parent equity in the condensed combined balance sheets and a distribution to parent in the condensed combined statements of cash flows and totaled $32.3 million and $37.2 million during the nine months ended September 30, 2015 and 2014, respectively.

Allocation of Expenses

The condensed combined statement of operations also includes expense allocations for certain functions performed by Archrock which have not been historically allocated to its operating segments, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology. Included in our selling, general and administrative expense during the three months ended September 30, 2015 and 2014 were $14.3 million and $16.9 million, respectively, and during the nine months ended September 30, 2015 and 2014 were $42.4 million and $48.9 million, respectively, of corporate expenses incurred by Archrock. These costs were allocated to us systematically based on specific department function and revenue. Management believes the assumptions underlying the condensed combined financial statements, including the assumptions regarding allocating expenses from Archrock, are reasonable. Nevertheless, the condensed combined financial statements may not include all of the actual expenses that would have been incurred had we been a stand-alone public company during the periods presented and may not reflect our combined results of operations, financial position and cash flows had we been a stand-alone public company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

Cash Management

Prior to the closing of the Spin-off, EESLP provided centralized treasury functions for Archrock’s U.S. operations, whereby EESLP regularly transferred cash both to and from U.S. subsidiaries of Archrock, as necessary. In conjunction therewith, the intercompany transactions between our U.S. subsidiaries and the other U.S. subsidiaries of Archrock’s have been considered to be effectively settled in cash in these condensed combined financial statements. Intercompany receivables/payables from/to related parties arising from transactions with affiliates and expenses allocated from Archrock described above have been included in net distributions to parent in the condensed combined financial statements.

Net Distributions to Parent

Parent equity, which includes retained earnings, represents Archrock’s interest in our recorded net assets. All transactions between us and Archrock have been identified in the accompanying condensed combined statements of changes in equity as net distributions to parent. A reconciliation of net distributions to parent in the condensed combined statements of changes in equity to the corresponding amount presented on the condensed combined statements of cash flows for all periods presented is as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net distributions to parent per condensed combined statements of changes in equity	$(27,331)	$(74,326)
Capital contribution by parent-stock-based compensation expenses	(5,358)	(4,068)
Capital contribution by parent-stock-based compensation excess tax benefit	1,140	2,962
Net transfers of property, plant and equipment from parent	(9,262)	(11,980)
Net distributions to parent per condensed combined statements of cash flows	$(40,811)	$(87,412)

11. Stock-Based Compensation

Archrock maintains stock-based compensation plans described below. The below disclosures only relate to stock-based compensation provided to employees that are directly involved in our operations. The below disclosure excludes stock-based compensation awards made to employees that are indirectly involved in our operations but whose cost have been allocated to us.

Archrock Stock Incentive Plan

In April 2013, Archrock adopted the Archrock, Inc. 2013 Stock Incentive Plan (the “Archrock 2013 Plan”) to provide for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, other stock-based awards and dividend equivalent rights to employees, directors and consultants of Archrock. Upon effectiveness of the Archrock 2013 Plan, no additional grants may be made under the Archrock, Inc. 2007 Amended and Restated Stock Incentive Plan (the “Archrock 2007 Plan”) or the Archrock, Inc. 2011 Employment Inducement Long-Term Equity Plan.

2015 Stock Incentive Plan

On October 30, 2015, the compensation committee of our board of directors approved the Exterran Corporation 2015 Stock Incentive Plan (the “2015 Plan”) to provide for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and dividend equivalents rights to employees, directors and consultants of Exterran Corporation. The 2015 Plan became effective on November 1, 2015. The 2015 Plan will also govern awards granted under the Archrock 2007 Plan and the Archrock 2013 Plan which were adjusted into awards denominated in our common stock in accordance with the terms of the employee matters agreement and/or actions taken by our board of directors or the Archrock board of directors.

Stock Options

Stock options are granted at fair market value at the grant date, are exercisable according to the vesting schedule established by the compensation committee of Archrock’s board of directors in its sole discretion and expire no later than seven years after the grant date. Stock options generally vest one-third per year on each of the first three anniversaries of the grant date.

The following table presents stock option activity with employees directly involved in our operations during the nine months ended September 30, 2015:

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2015	328	$29.96
Granted	—	—
Exercised	—	—
Cancelled	(51)	62.26
Options outstanding, September 30, 2015	277	24.01	3.0	$283
Options exercisable, September 30, 2015	240	22.80	2.8	283

Intrinsic value is the difference between the market value of Archrock stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. As of September 30, 2015, we expect $0.3 million of unrecognized compensation cost related to unvested stock options issued to employees directly involved in our operations to be recognized over the weighted-average period of 1.2 years.

Restricted Stock, Restricted Stock Units, Performance Units, Cash Settled Restricted Stock Units and Cash Settled Performance Units

For grants of restricted stock, restricted stock units and performance units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the grant date. We remeasure the fair value of cash settled restricted stock units and cash settled performance units and record a cumulative adjustment of the expense previously recognized. Our obligation related to the cash settled restricted stock units and cash settled performance units is reflected as a liability in our condensed combined balance sheets. Grants of restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units generally vest one-third per year on each of the first three anniversaries of the grant date.

The following table presents restricted stock, restricted stock unit, performance unit, cash settled restricted stock unit and cash settled performance unit activity with employees directly involved in our operations during the nine months ended September 30, 2015:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2015	389	$27.25
Granted	242	31.96
Vested	(235)	23.51
Cancelled	(24)	33.21
Non-vested awards, September 30, 2015 (1)	372	32.29
________________________________

(1)
Non-vested awards as of September 30, 2015 are comprised of 13,000 cash settled restricted stock units and cash settled performance units and 359,000 restricted shares, restricted stock units and performance units.

As of September 30, 2015, we expect $8.4 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units issued to employees directly involved in our operations to be recognized over the weighted-average period of 2.0 years.

12. Commitments and Contingencies

Guarantees

Borrowings under Archrock’s $900.0 million senior secured revolving credit facility (the ‘‘Archrock Credit Facility’’) were guaranteed by certain of our and Archrock’s domestic subsidiaries. Our guarantees of borrowings under the Archrock Credit Facility were secured by substantially all of the personal property assets and certain real property assets of our Significant Domestic Subsidiaries (as defined in the Archrock Credit Facility agreement) and 65% of the equity interests in certain of our first-tier foreign subsidiaries. As of September 30, 2015, Archrock had $330.0 million in outstanding borrowings under the Archrock Credit Facility.

All of our existing subsidiaries that guaranteed indebtedness under the Archrock Credit Facility also guaranteed Archrock’s $350.0 million aggregate principal amount of 7.25% senior notes due December 2018 (the ‘‘Archrock 7.25% Notes’’). Our guarantees of the Archrock 7.25% Notes were on a senior unsecured basis, ranked equally in right of payment with all of Archrock’s other senior obligations and were effectively subordinated to all of Archrock’s existing and future secured debt to the extent of the value of the collateral securing such indebtedness. As of September 30, 2015, Archrock had $350.0 million in outstanding borrowings under the Archrock 7.25% Notes. We were liable in the event Archrock defaulted in its payment obligations or failed to comply with the covenants under the Archrock Credit Facility agreement or upon the occurrence of specified events contained in the Archrock Credit Facility agreement, including the event of bankruptcy or insolvency of Archrock. As of September 30, 2015 and December 31, 2014, no liabilities relating to such guarantees have been reflected in our condensed combined balance sheets. Effective on November 3, 2015, we were released from our obligations under the guarantees of the Archrock Credit Facility and the Archrock 7.25% Notes.

In addition to our guarantees of indebtedness held by Archrock, we have issued the following guarantees that are not recorded on our accompanying combined balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of September 30, 2015
Performance guarantees through letters of credit(1)	2015-2021	$173,502
Standby letters of credit	2015-2016	8,381
Commercial letters of credit	2016	3,607
Bid bonds and performance bonds(1)	2015-2023	40,707
Maximum potential undiscounted payments(2)		$226,197
________________________________

(1)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.

(2)	$106.0 million of the maximum potential undiscounted payments relate to letters of credit outstanding that were issued by us under the Archrock Credit Facility.

Contingencies

As part of an acquisition in 2001, we may be required to make contingent payments of up to $15 million to the seller, depending on our realization of certain U.S. federal tax benefits through the year 2015. To date, we have not realized any such benefits that would require a payment and we do not anticipate realizing any such benefits that would require a payment before the year 2016.

See Note 2 and Note 5 for a discussion of our gain contingencies related to assets that were expropriated in Venezuela.

Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures' previously nationalized assets promptly after such amounts are collected by our subsidiaries until Archrock’s subsidiary has received an aggregate amount of such payments up to the lesser of (x) $125.8 million, plus the aggregate amount of all reimbursable expenses incurred by Archrock and its subsidiaries in connection with recovering any PDVSA Gas default installment payments following the completion of the Spin-off or (y) $150.0 million. Our condensed combined balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. In subsequent periods, the recognition of a liability, if applicable, resulting from this contingency to Archrock is expected to impact equity, and as such, is not expected to have an impact on our statements of operations.

Pursuant to the separation and distribution agreement, EESLP (in the case of debt offerings) or Exterran Corporation (in the case of equity issuances) will use its commercially reasonable efforts to complete one or more unsecured debt offerings or equity issuances resulting in aggregate gross cash proceeds of at least $250.0 million on the terms described in the Credit Agreement (such transaction, a “qualified capital raise”) on or before the maturity date of our $245.0 million term loan facility. In connection with the Spin-off, EESLP contributed to a subsidiary of Archrock the right to receive, promptly following the occurrence of a qualified capital raise, a $25.0 million cash payment. Our condensed combined balance sheets do not reflect this contingent liability to Archrock. In subsequent periods, the recognition of a liability, if applicable, resulting from this contingency to Archrock is expected to impact equity, and as such, is not expected to have an impact on our statements of operations.

In addition to U.S. federal, state, local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2015 and December 31, 2014, we had accrued $1.0 million and $1.4 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our combined financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

Our business can be hazardous, involving unforeseen circumstances such as uncontrollable flows of natural gas or well fluids and fires or explosions. As is customary in our industry, we review our safety equipment and procedures and carry insurance against some, but not all, risks of our business. Our insurance coverage includes property damage, general liability and commercial automobile liability and other coverage we believe is appropriate. In addition, we have a minimal amount of insurance on our offshore assets. We believe that our insurance coverage is customary for the industry and adequate for our business; however, losses and liabilities not covered by insurance would increase our costs.

Additionally, we are substantially self-insured for workers’ compensation and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to the deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages.

Litigation and Claims

In the ordinary course of business, we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from any of these actions will not have a material adverse effect on our combined financial position, results of operations or cash flows. However, because of the inherent uncertainty of litigation and arbitration proceedings, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our combined financial position, results of operations or cash flows.

Indemnifications

In conjunction with, and effective as of the completion of, the Spin-Off, we entered into the separation and distribution agreement with Archrock, which governs, among other things, the treatment between Archrock and us of aspects relating to indemnification, insurance, confidentiality and cooperation. Generally, the separation and distribution agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of Archrock’s business with Archrock. Pursuant to the agreement, we and Archrock will generally release the other party from all claims arising prior to the Spin-off that relate to the other party’s business.

13. Recent Accounting Developments

In July 2015, the Financial Accounting Standards Board (“FASB”) issued an update which will require an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. For public business entities, this update is effective on a prospective basis for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of this update on our financial statements.

In April 2015, the FASB issued an update that addresses the presentation of debt issuance costs. The update requires an entity to present such costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued a subsequent update which clarifies that the guidance in the previous update does not apply to line-of-credit arrangements. Per the subsequent update, line-of-credit arrangements will continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The update will be effective for reporting periods beginning after December 15, 2015 on a retrospective basis. Early adoption is permitted. We will evaluate the impact of this update in subsequent periods as it becomes applicable to our financial statements.

In May 2014, the FASB issued an update related to revenue recognition. The update outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted for reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this update. We are currently evaluating the potential impact of the update on our financial statements.

14. Reportable Segments

We manage our business segments primarily based upon the type of product or service provided. We have three reportable segments: contract operations, aftermarket services and product sales. The contract operations segment primarily provides natural gas compression services, production and processing equipment services and maintenance services to meet specific customer requirements on assets owned by us. The aftermarket services segment provides a full range of services to support the surface production, compression and processing needs of customers, from parts sales and normal maintenance services to full operation of a customer’s owned assets. The product sales segment provides (i) design, engineering, manufacturing, installation and sale of natural gas compression units and accessories and equipment used in the production, treating and processing of crude oil and natural gas and (ii) engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities, the manufacture of tank farms and the manufacture of evaporators and brine heaters for desalination plants.

We evaluate the performance of our segments based on gross margin for each segment. Revenue includes sales to external customers and affiliates. We do not include intersegment sales when we evaluate our segments’ performance.

During the nine months ended September 30, 2015, Archrock accounted for approximately 10% of our total revenue. See Note 10 for further discussion on transactions with affiliates. No other customer accounted for more than 10% of our combined revenues during the nine months ended September 30, 2015 and 2014.

The following tables present revenues and other financial information by reportable segment during the three and nine months ended September 30, 2015 and 2014 (in thousands):

Three Months Ended	Contract Operations	Aftermarket Services	Product Sales	Reportable Segments Total
September 30, 2015:
Revenue	$114,104	$25,272	$297,813	$437,189
Gross margin(1)	72,990	6,936	37,265	117,191
September 30, 2014:
Revenue	$124,355	$39,552	$373,852	$537,759
Gross margin(1)	76,372	9,391	66,293	152,056

Nine Months Ended	Contract Operations	Aftermarket Services	Product Sales	Reportable Segments Total
September 30, 2015:
Revenue	$350,045	$95,547	$1,006,288	$1,451,880
Gross margin(1)	219,847	27,727	136,836	384,410
September 30, 2014:
Revenue	$369,787	$117,531	$1,074,267	$1,561,585
Gross margin(1)	234,270	30,173	175,314	439,757
________________________________

(1)	Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable measure calculated and presented in accordance with GAAP, below.

We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management to evaluate the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

The following table reconciles net income to gross margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$12,283	$36,891	$58,239	$105,420
Selling, general and administrative	55,018	65,925	169,348	200,616
Depreciation and amortization	36,837	44,155	112,418	139,312
Long-lived asset impairment	3,775	1,044	14,264	1,044
Restructuring and other charges	7,150	—	17,697	—
Interest expense	581	182	1,407	1,030
Equity in income of non-consolidated affiliates	(5,084)	(4,951)	(15,152)	(14,553)
Other (income) expense, net	27,974	6,414	39,852	1,448
Provision for (benefit from) income taxes	(2,587)	20,731	24,215	60,372
Income from discontinued operations, net of tax	(18,756)	(18,335)	(37,878)	(54,932)
Gross margin	$117,191	$152,056	$384,410	$439,757

15. Subsequent Events

In October 2015, we received an additional installment payment, including an annual charge, of $19.1 million from PDVSA Gas relating to the 2012 sale of our Venezuelan subsidiary’s previously nationalized assets. As we have not recognized amounts payable to us by PDVSA Gas relating to the 2012 sale of our Venezuelan subsidiary’s previously nationalized assets as a receivable but rather as income from discontinued operations in the periods such payments are received, the installment payment received in October 2015 will be recognized as income from discontinued operations in the fourth quarter of 2015.

On October 5, 2015, we and EESLP amended and restated the Credit Agreement to provide for a new $925.0 million credit facility, consisting of a $680.0 million revolving credit facility and a $245.0 million term loan facility. Availability under the Credit Facility was subject to the satisfaction of certain conditions precedent, including the consummation of the Spin-off on or before January 4, 2016. As a result of the completion of the Spin-off, our Credit Facility became available on November 3, 2015. The revolving credit facility will mature in November 2020 and the term loan facility will mature in November 2017. See Note 6 for additional information regarding the Credit Facility.

On November 3, 2015, Archrock completed the Spin-off of its international contract operations, international aftermarket services and global fabrication businesses into Exterran Corporation as an independent, publicly traded company. To effect the Spin-off, on November 3, 2015, Archrock distributed, on a pro rata basis, all of our shares of common stock to its stockholders as of the Record Date. Archrock shareholders received one share of Exterran Corporation common stock for every two shares of its common stock held at the close of business on the Record Date. On November 3, 2015, EESLP incurred approximately $300.0 million of indebtedness under its revolving credit facility and $245.0 million of indebtedness under its term loan facility. Pursuant to the separation and distribution agreement with Archrock and certain of our and Archrock’s respective affiliates, on November 3, 2015, EESLP transferred approximately $532.6 million of net proceeds from borrowings under the Credit Facility to Archrock to allow it to repay a portion of its indebtedness in connection with the Spin-off. Following the completion of the Spin-off, we and Archrock are independent, publicly traded companies with separate boards of directors and management.

In connection with the completion of the Spin-off, on November 3, 2015, we entered into several agreements with Archrock and certain subsidiaries of Archrock and, with respect to certain agreements, a subsidiary of Archrock Partners, that govern the Spin-off and the relationship among the parties following the Spin-off, including the following: separation and distribution agreement, tax matters agreement, employee matters agreement, transition services agreement, supply agreement, storage agreements and services agreements. See Note 10 for additional information relating to the Spin Agreements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Combined Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Registration Statement on Form 10, as amended, initially filed with the Securities and Exchange Commission (“SEC”) on March 3, 2015 and declared effective on October 21, 2015 (“Registration Statement”).

Disclosure Regarding Forward-Looking Statements

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations; the expected amount of our capital expenditures; anticipated cost savings, future revenue, gross margin and other financial or operational measures related to our business and our primary business segments; the future value of our equipment and non-consolidated affiliates; and plans and objectives of our management for our future operations. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our Registration Statement, and those set forth from time to time in our filings with the SEC, which are available through our website at www.exterran.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

•
conditions in the oil and natural gas industry, including a sustained decrease in the level of supply or demand for oil or natural gas or a sustained low price of oil or natural gas, which could continue to depress or further decrease demand or pricing for our natural gas compression and oil and natural gas production and processing equipment and services;

•	our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•
our reliance on Archrock, Inc. (named Exterran Holdings, Inc. prior to November 3, 2015) (“Archrock”) for a significant amount of our product sales revenues and our ability to secure new product sales customers;

•
changes in economic or political conditions in the countries in which we do business, including civil uprisings, riots, terrorism, kidnappings, violence associated with drug cartels, legislative changes and the expropriation, confiscation or nationalization of property without fair compensation;

•	changes in currency exchange rates, including the risk of currency devaluations by foreign governments, and restrictions on currency repatriation;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment and workforce factors, including our ability to hire, train and retain key employees;

•	our ability to implement certain business and financial objectives, such as:

•	winning profitable new business;

•	timely and cost-effective execution of projects;

•	enhancing our asset utilization, particularly with respect to our fleet of compressors;

•	integrating acquired businesses;

•	generating sufficient cash; and

•	accessing the capital markets at an acceptable cost;

•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures;

•	the agreements related to the Spin-off (see “Spin-off Transaction” below) thereto and the anticipated effects of restructuring our business; and

•	our level of indebtedness and ability to fund our business.

All forward-looking statements included in this report are based on information available to us on the date of this report. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report.

Spin-off Transaction

On November 3, 2015, Archrock, Inc. (named Exterran Holdings, Inc. prior to November 3, 2015) (“Archrock”) completed the Spin-off (the “Spin-off”) of its international contract operations, international aftermarket services (the international contract operations and international aftermarket services businesses combined are referred to as the ‘‘international services businesses’’ and include such activities conducted outside of the United States of America (‘‘U.S.’’)) and global fabrication businesses into an independent, publicly traded company (“Exterran Corporation,” “our,” “we” or “us”). We refer to the global fabrication business previously operated by Archrock as our product sales business. To effect the Spin-off, on November 3, 2015, Archrock distributed, on a pro rata basis, all of our shares of common stock to its stockholders as of October 27, 2015 (the “Record Date”). Archrock shareholders received one share of Exterran Corporation common stock for every two shares of its common stock held at the close of business on the Record Date. Following the completion of the Spin-off, we and Archrock are independent, publicly traded companies with separate boards of directors and management.

Exterran Corporation’s new capital structure includes a new $925.0 million credit facility, consisting of a $680.0 million revolving credit facility and a $245.0 million term loan facility (collectively, the “Credit Facility”) that became available on November 3, 2015. Pursuant to the separation and distribution agreement, on November 3, 2015, we transferred net proceeds of $532.6 million from borrowings under the Credit Facility to Archrock to allow for its repayment of a portion of its indebtedness.

In connection with the completion of the Spin-off, on November 3, 2015, we entered into several agreements with Archrock and certain subsidiaries of Archrock and, with respect to certain agreements, a subsidiary of Archrock Partners, L.P. (named Exterran Partners, L.P. prior to November 3, 2015), that govern the Spin-off and the relationship among the parties following the Spin-off, including the following (collectively, the “Spin Agreements”): separation and distribution agreement, tax matters agreement, employee matters agreement, transition services agreement, supply agreement, storage agreements and services agreements. See Note 10 to the Condensed Combined Financial Statements for additional information relating to the Spin Agreements.

Unless otherwise indicated, this discussion in Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) excludes the potential future impact of the Spin-off.

General

We are a market leader in the provision of compression, production and processing products and services that support the production and transportation of oil and natural gas throughout the world. We provide these products and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. We operate in three primary business lines: contract operations, aftermarket services and product sales. In our contract operations business line, we have operations outside of the U.S. where we own and operate natural gas compression equipment and crude oil and natural gas production and processing equipment on behalf of our customers. In our aftermarket services business line, we have operations outside of the U.S. where we provide operations, maintenance, overhaul and reconfiguration services to customers who own their own compression, production, processing, treating and related equipment. In our product sales business line, we manufacture natural gas compression packages and oil and natural gas production and processing equipment for sale to our customers throughout the world and for use in our contract operations services. In addition, our product sales business line provides engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities, the manufacture of tank farms and the manufacture of evaporators and brine heaters for desalination plants. We also offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as integrated projects.

Basis of Presentation

The combined financial statements included in this Quarterly Report on Form 10-Q are derived from the accounting records of Archrock. These statements reflect the condensed combined historical results of operations, financial position and cash flows of Archrock’s international services and product sales businesses in conformity with accounting principles generally accepted in the U.S. (‘‘GAAP’’). All intercompany transactions and accounts within these condensed combined financial statements have been eliminated. Affiliate transactions between the international services and product sales businesses of Archrock and the other businesses of Archrock have been included in these condensed combined financial statements, with the exception of products sales to our wholly owned subsidiary, Exterran Energy Solutions, L.P. (‘‘EESLP’’). Prior to the closing of the Spin-off, EESLP also had a fleet of compression units used to provide compression services in the U.S. services business of Archrock. Revenue has not been recognized in the condensed combined statements of operations for the sale of compressor units by us that were used by EESLP to provide compression services to customers of the U.S. services business of Archrock. The cost of these units were treated as a reduction of parent equity in the condensed combined balance sheets and a distribution to parent in the condensed combined statements of cash flows and totaled $32.3 million and $37.2 million during the nine months ended September 30, 2015 and 2014, respectively.

Our combined financial statements include certain assets and liabilities that have historically been held at the Archrock level but are specifically identifiable or otherwise attributable to us. The assets and liabilities in the condensed combined financial statements have been reflected on a historical cost basis, as immediately prior to the Spin-off all of the assets and liabilities of Exterran Corporation were wholly owned by Archrock. Third party debt, other than debt attributable to capital leases, of Archrock were not allocated to us for any of the periods presented as we are not the legal obligor of the debt and Archrock’s borrowings were not directly attributable to our business. The condensed combined statement of operations also includes expense allocations for certain functions historically performed by Archrock and not allocated to its operating segments, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology.

Overview

Industry Conditions and Trends

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. Although we believe our contract operations business is typically less impacted by commodity prices than certain other energy products and service providers, changes in oil and natural gas exploration and production spending normally result in changes in demand for our products and services.

Natural gas consumption in the U.S. for the twelve months ended August 31, 2015 increased by approximately 3% compared to the twelve months ended August 31, 2014. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 4.3% in 2015 compared to 2014 and increase by an average of 0.7% per year thereafter until 2040. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet in 2040, or 16% of the projected worldwide total of approximately 185 trillion cubic feet. The EIA forecasts that total worldwide natural gas consumption will increase by an average of 1.7% per year thereafter until 2040.

Natural gas marketed production in the U.S. for the twelve months ended August 31, 2015 increased by approximately 8% compared to the twelve months ended August 31, 2014. The EIA forecasts that total U.S. natural gas marketed production will increase by 6.3% in 2015 compared to 2014, and U.S. natural gas production will increase by an average of 1.5% per year thereafter until 2040. The EIA estimates that the U.S. natural gas production level will be approximately 33 trillion cubic feet in 2040, or 18% of the projected worldwide total of approximately 187 trillion cubic feet. The EIA forecasts that total worldwide natural gas production will increase by an average of 1.7% per year thereafter until 2040.

Global oil and U.S. natural gas prices have declined significantly since the third quarter of 2014, and, as a result, research analysts have forecasted declines in U.S. and worldwide capital spending for drilling activity in 2015, and U.S. producers and other producers around the world have announced reduced capital budgets for this year.

Our Performance Trends and Outlook

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression and oil and natural gas production and processing and our customers’ decisions among using our products and services, using our competitors’ products and services or owning and operating the equipment themselves.

Historically, oil and natural gas prices in North America have been volatile. For example, the Henry Hub spot price for natural gas was $2.47 per MMBtu at September 30, 2015, which was approximately 21% and 40% lower than prices at December 31, 2014 and September 30, 2014, respectively, and the U.S. natural gas liquid composite price was approximately $4.42 per MMBtu for the month of August 2015, which was approximately 21% and 55% lower than prices for the months of December 2014 and September 2014, respectively, which has led to reduced drilling of gas wells in North America in 2015. In addition, the West Texas Intermediate crude oil spot price as of September 30, 2015 was approximately 16% and 51% lower than prices at December 31, 2014 and September 30, 2014, respectively, which has led to reduced drilling of oil wells in 2015. During periods of lower oil or natural gas prices, our customers typically decrease their capital expenditures, which generally results in lower activity levels. As a result of the low oil and natural gas price environment in North America, our customers have sought to reduce their capital and operating expenditure requirements, and as a result, the demand and pricing for the equipment we manufacture in North America have been adversely impacted. Third party booking activity levels for our manufactured products in North America during the three months ended September 30, 2015 were $90.3 million, which represents a decline of approximately 71% and 69% compared to the three months ended December 31, 2014 and September 30, 2014, respectively, and our North America product sales backlog as of September 30, 2015 was $225.8 million, which represents a decline of approximately 58% and 49% compared to December 31, 2014 and September 30, 2014, respectively. We believe these booking levels reflect both our customers’ reduced activity levels in response to the decline in commodity prices and caution on the part of our customers as they reset capital budgets and seek to reduce costs.

Similarly, in international markets, lower oil and gas prices may have a negative impact on the amount of capital investment by our customers in new projects. However, we believe the impact will be less than we expect to experience in North America for two reasons: first, the longer-term fundamentals influencing our international customers’ demand and, second, the long-term contracts we have in place with some of those international customers, including for our contract operations services. Growth in our international markets depends in part on international infrastructure projects, many of which are based on longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based on longer-term fundamentals that can be less tied to near term commodity prices than our North American customers. Therefore, we believe the demand for our services and products in international markets will continue, and we expect to have opportunities to grow our international businesses over the long term. In the short term, however, our customers have sought to reduce their capital and operating expenditure requirements due to lower oil and natural gas prices. As a result, the demand and pricing for our services and products in international markets have been adversely impacted. Third party booking activity levels for our manufactured products in international markets during the three months ended September 30, 2015 were $86.7 million, which represents a decrease of approximately 46% and an increase of approximately 93% compared to the three months ended December 31, 2014 and September 30, 2014, respectively, and our international market product sales backlog as of September 30, 2015 was $290.4 million, which represents a decrease of approximately 30% and 26% compared to December 31, 2014 and September 30, 2014, respectively.

Aggregate third party booking activity levels for our manufactured products in North America and international markets during the three months ended September 30, 2015 were $177.0 million, which represents a decrease of approximately 63% and 47% compared to the three months ended December 31, 2014 and September 30, 2014, respectively. The aggregate product sales backlog for our manufactured products in North America and international markets as of September 30, 2015 was $516.2 million, which represents a decrease of approximately 46% and 39% compared to December 31, 2014 and September 30, 2014, respectively.

The timing of any change in activity levels by our customers is difficult to predict. As a result, our ability to project the anticipated activity level for our business, and particularly our product sales segment, is limited. If capital spending by our customers remains low, we expect bookings in our product sales business in 2016 to be comparable to or lower than our bookings in 2015. If these reduced booking levels persist for a sustained period, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

Our level of capital spending depends on our forecast for the demand for our products and services and the equipment required to provide services to our customers. We anticipate investing more capital in our contract operations business in 2015 than we did in 2014. The increased investment in our contract operations business during 2015 is driven by large multi-year projects in Latin America contracted in 2014 that are either earning revenue in 2015 or scheduled to start earning revenue in 2016.

Operating Highlights

The following tables summarize our total available horsepower, total operating horsepower, average operating horsepower, horsepower utilization percentages and product sales backlog (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Total Available Horsepower (at period end)	1,209	1,268	1,209	1,268
Total Operating Horsepower (at period end)	961	952	961	952
Average Operating Horsepower	952	952	957	967
Horsepower Utilization (at period end)	79%	75%	79%	75%

	September 30, 2015	December 31, 2014	September 30, 2014
Product Sales Backlog (1):
Compressor and Accessory Backlog	$110,586	$270,297	$174,540
Production and Processing Equipment Backlog	379,187	561,153	549,961
Installation Backlog	26,419	121,751	115,374
Total Product Sales Backlog	$516,192	$953,201	$839,875
________________________________

(1)	Our product sales backlog consists of unfilled orders based on signed contracts and does not include potential product sales pursuant to letters of intent received from customers.

Financial Results of Operations

Summary of Results

As discussed in Note 2 to the Condensed Combined Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations business. Those results are reflected in discontinued operations for all periods presented.

Revenue.  Revenue during the three months ended September 30, 2015 was $437.2 million compared to $537.8 million during the three months ended September 30, 2014. Revenue during the nine months ended September 30, 2015 was $1,451.9 million compared to $1,561.6 million during the nine months ended September 30, 2014. The decrease in revenue during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 was caused by revenue decreases in all three of our segments.

Net income.  We generated net income of $12.3 million and $36.9 million during the three months ended September 30, 2015 and 2014, respectively, and $58.2 million and $105.4 million during the nine months ended September 30, 2015 and 2014, respectively. The decrease in net income during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily driven by a decrease in product sales gross margin and a $24.8 million increase in translation losses related to the functional currency remeasurement of our foreign subsidiaries’ U.S. dollar denominated intercompany obligations, partially offset by decreases in income tax expense and selling, general and administrative (“SG&A”) expense. Net income during the three months ended September 30, 2015 and 2014 included income from discontinued operations, net of tax, of $18.8 million and $18.3 million, respectively. The decrease in net income during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to decreases in product sales and contract operations gross margin, a $35.7 million increase in translation losses related to the functional currency remeasurement of our foreign subsidiaries’ U.S. dollar denominated intercompany obligations, restructuring and other charges incurred during the current year period, a $16.5 million decrease in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas S.A. (“PDVSA Gas”) and an increase in long-lived asset impairment. These activities were partially offset by decreases in income tax expense, SG&A expense and depreciation and amortization expense. Net income during the nine months ended September 30, 2015 and 2014 included income from discontinued operations, net of tax, of $37.9 million and $54.9 million, respectively.

EBITDA, as adjusted.  Our EBITDA, as adjusted, was $61.8 million and $82.5 million during the three months ended September 30, 2015 and 2014, respectively, and $210.8 million and $237.6 million during the nine months ended September 30, 2015 and 2014, respectively. EBITDA, as adjusted, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 decreased primarily due to a decrease in gross margin in our product sales segment, partially offset by a decrease in SG&A expense. EBITDA, as adjusted, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 decreased primarily due to a decrease in gross margin in our product sales and contract operations segments, partially offset by a decrease in SG&A expense. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

The Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Contract Operations
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2015	2014	(Decrease)
Revenue	$114,104	$124,355	(8)%
Cost of sales (excluding depreciation and amortization expense)	41,114	47,983	(14)%
Gross margin	$72,990	$76,372	(4)%
Gross margin percentage(1)	64%	61%	3%
_______________________________________

(1)	Defined as gross margin divided by revenue.

The decrease in revenue during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to a $6.8 million decrease in revenue in Brazil primarily related to a project which had little incremental costs that commenced and terminated operations in 2014 and a $3.7 million decrease in revenue in the Eastern Hemisphere primarily driven by decreases in Nigeria and Indonesia. Gross margin decreased primarily as a result of the revenue decrease explained above, partially offset by a reduction in labor expenses in Mexico during the current year period. Gross margin percentage increased during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the reduction in labor expenses in Mexico during the current year period mentioned above, partially offset by the revenue decrease explained above. While our gross margin during the three months ended September 30, 2014 benefited from the start-up of a Brazilian project, our contract operations business is capital intensive, and as such, we did have additional costs in the form of depreciation expense, which is excluded from gross margin. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Note 14 to the Condensed Combined Financial Statements.

Aftermarket Services
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2015	2014	(Decrease)
Revenue	$25,272	$39,552	(36)%
Cost of sales (excluding depreciation and amortization expense)	18,336	30,161	(39)%
Gross margin	$6,936	$9,391	(26)%
Gross margin percentage	27%	24%	3%

The decrease in revenue during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was due to decreases in revenue in the Eastern Hemisphere and Latin America of $10.0 million and $4.3 million, respectively. The decrease in revenue in the Eastern Hemisphere was primarily caused by a $3.6 million decrease in revenue in Gabon driven by our cessation of activities in the Gabon market in the current year period and a decrease in revenue of $3.1 million as a result of the sale of our Australian business in December 2014. Gross margin decreased during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to a $1.7 million decrease in gross margin in the Eastern Hemisphere primarily driven by the revenue decreases discussed above. The increase in gross margin percentage during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to our cessation of activities in the Gabon market in the current year period and a $0.8 million decrease in expense for inventory reserves.

Product Sales
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2015	2014	(Decrease)
Revenue	$297,813	$373,852	(20)%
Cost of sales (excluding depreciation and amortization expense)	260,548	307,559	(15)%
Gross margin	$37,265	$66,293	(44)%
Gross margin percentage	13%	18%	(5)%

The decrease in revenue during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was due to decreases in revenue in North America and the Eastern Hemisphere of $84.8 million and $3.4 million, respectively, partially offset by an increase in revenue in Latin America of $12.2 million. The decrease in revenue in North America was primarily due to decreases of $52.3 million and $33.1 million in compression equipment revenue and production and processing equipment revenue, respectively. The decrease in the Eastern Hemisphere revenue was primarily due to decreases of $5.2 million and $4.8 million in production and processing equipment revenue and compression equipment revenue, respectively, partially offset by a $6.6 million increase in installation revenue. The increase in Latin America revenue was primarily due to an increase of $5.9 million and $5.4 million in production and processing equipment revenue and installation revenue, respectively. The decrease in gross margin and gross margin percentage was primarily caused by the decrease in revenue explained above, weakening market conditions over the past year resulting in lower bookings at more competitive prices in North America and a $5.1 million reduction in gross margin during the three months ended September 30, 2015 resulting from higher costs due to schedule delays on projects in the Eastern Hemisphere.

Costs and Expenses
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2015	2014	(Decrease)
Selling, general and administrative	$55,018	$65,925	(17)%
Depreciation and amortization	36,837	44,155	(17)%
Long-lived asset impairment	3,775	1,044	262%
Restructuring and other charges	7,150	—	n/a
Interest expense	581	182	219%
Equity in income of non-consolidated affiliates	(5,084)	(4,951)	3%
Other (income) expense, net	27,974	6,414	336%

SG&A expense includes expense allocations for certain functions, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology services performed by Archrock on a centralized basis that historically have not been recorded at the segment level. These costs were allocated to us systematically based on specific department function and revenue. Included in SG&A expense during the three months ended September 30, 2015 and 2014 were $14.3 million and $16.9 million, respectively, of corporate expenses incurred by Archrock. The actual costs we would have incurred if we had been a stand-alone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The decrease in SG&A expense during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was attributable to a $4.5 million decrease in compensation and benefits costs in Latin America and the Eastern Hemisphere primarily driven by implementing a cost reduction plan during the current year period, a $3.1 million decrease in selling expenses relating to our product sales business in North America and a $2.6 million decrease in corporate expenses allocated to us as discussed above. SG&A expense as a percentage of revenue was 13% and 12% during the three month ended September 30, 2015 and 2014, respectively.

Depreciation and amortization expense during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 decreased primarily due to $9.6 million in depreciation of installation costs recognized during the three months ended September 30, 2014 on a contract operations project in Brazil that commenced and terminated operations in 2014. Prior to the start-up of this project, we capitalized $1.9 million and $24.5 million of installation costs during the years ended December 31, 2014 and 2013, respectively. Capitalized installation costs included, among other things, civil engineering, piping, electrical instrumentation and project management costs. Installation costs capitalized on contract operations projects are depreciated over the life of the underlying contract. This decrease was partially offset by an increase of $2.5 million in depreciation of installation costs on contract operations projects in Mexico.

During the three months ended September 30, 2015, we reviewed the future deployment of our idle compression assets used in our contract operations segment for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that 19 idle compressor units totaling approximately 20,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $3.8 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment on each compressor unit that we plan to use.

In connection with our fleet review during the three months ended September 30, 2014, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $1.0 million to reduce the book value of each unit to its estimated fair value.

In the second quarter of 2015, we announced a cost reduction plan, primarily focused on workforce reductions and the reorganization of certain product sales facilities. These actions were in response to market conditions in North America combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices. As a result of this plan, during the three months ended September 30, 2015 we incurred $5.2 million of restructuring and other charges related to termination benefits and consulting fees. Additionally, during the three months ended September 30, 2015, we incurred $2.0 million related to a one-time cash signing bonus paid to our new Chief Executive Officer associated with the Spin-off. The costs incurred in conjunction with the cost reduction plan and Spin-off are included in restructuring and other charges in our condensed combined statements of operations. See Note 9 to the Condensed Combined Financial Statements for further discussion of these charges.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received an installment payment, including an annual charge, of $5.1 million and $5.0 million during the three months ended September 30, 2015 and 2014, respectively. The remaining principal amount due to us of approximately $13 million as of September 30, 2015, is payable in quarterly cash installments through the first quarter of 2016. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our combined statements of operations in the periods such payments are received.

The change in other (income) expense, net, was primarily due to foreign currency losses of $28.5 million and $4.2 million during the three months ended September 30, 2015 and 2014, respectively. Our foreign currency losses included translation losses of $27.6 million and $2.8 million during the three months ended September 30, 2015 and 2014, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ U.S. dollar denominated intercompany obligations. Of the foreign currency losses recognized during the three months ended September 30, 2015, $26.7 million was attributable to our Brazil subsidiary’s U.S. dollar denominated intercompany obligations and were the result of a currency devaluation in Brazil and increases in our Brazil subsidiary’s intercompany payables during the current year period. The change in other (income) expense, net, was also due to a $4.1 million loss recognized during the three months ended September 30, 2014 on short-term investments related to the purchase of $12.1 million of Argentine government issued U.S. dollar denominated bonds using Argentine pesos.

Income Taxes
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2015	2014	(Decrease)
Provision for (benefit from) income taxes	$(2,587)	$20,731	(112)%
Effective tax rate	28.6%	52.8%	(24.2)%

The decrease in our income tax expense during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily attributable to a $20.7 million tax benefit recognized for the credit for increasing research activities (the “R&D Credit”) during the three months ended September 30, 2015 and a $48.3 million decrease in pre-tax income, partially offset by valuation allowances on net operating losses in our Brazil, Italy and Netherlands subsidiaries in the current year period. We claimed the R&D Credit in Archrock’s recently filed 2014 U.S. federal tax return and intend to file amended tax returns for years prior to 2014.

Discontinued Operations
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2015	2014	(Decrease)
Income from discontinued operations, net of tax	$18,756	$18,335	2%

Income from discontinued operations, net of tax, during the three months ended September 30, 2015 and 2014 includes our operations in Venezuela that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding.

As discussed in Note 2 to the Condensed Combined Financial Statements, in June 2009, PDVSA assumed control over substantially all of our assets and operations in Venezuela. We received an installment payment, including an annual charge, totaling $18.9 million and $18.2 million during the three months ended September 30, 2015 and 2014, respectively. The remaining principal amount due to us of approximately $83 million as of September 30, 2015, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

The Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Contract Operations
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
Revenue	$350,045	$369,787	(5)%
Cost of sales (excluding depreciation and amortization expense)	130,198	135,517	(4)%
Gross margin	$219,847	$234,270	(6)%
Gross margin percentage	63%	63%	—%

The decrease in revenue during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to a $24.6 million decrease in revenue in Brazil primarily related to a project which had little incremental costs that commenced and terminated operations in 2014 and a $8.1 million decrease in revenue in the Eastern Hemisphere primarily driven by decreases in Nigeria and Indonesia. These decreases were partially offset by a $9.7 million increase in revenue in Mexico primarily driven by contracts that commenced or were expanded in scope in 2014 and 2015 and a $6.1 million increase in revenue in Argentina primarily due to higher rates and inflationary cost recoveries billed to customers in the current year period partially offset by the devaluation of the Argentine peso in the current year period. Gross margin decreased during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the revenue decrease explained above, excluding the devaluation of the Argentine peso in the current year as the impact on gross margin was insignificant. Gross margin percentage remained relatively flat primarily due to the revenue decrease explained above, excluding the devaluation of the Argentine peso in the current year as the impact on gross margin percentage was insignificant, partially offset by a reduction in labor expenses in Mexico during the current year period. While our gross margin during the nine months ended September 30, 2014 benefited from the start-up of a Brazilian project, our contract operations business is capital intensive, and as such, we did have additional costs in the form of depreciation expense, which is excluded from gross margin. Additionally, excluded from cost of sales and recorded to restructuring and other charges in our condensed combined statements of operations during the nine months ended September 30, 2015 were non-cash inventory write-downs of $4.2 million associated with the Spin-off primarily related to the decentralization of shared inventory components between Archrock’s North America contract operations business and our international contract operations business. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Note 14 to the Condensed Combined Financial Statements.

Aftermarket Services
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
Revenue	$95,547	$117,531	(19)%
Cost of sales (excluding depreciation and amortization expense)	67,820	87,358	(22)%
Gross margin	$27,727	$30,173	(8)%
Gross margin percentage	29%	26%	3%

The decrease in revenue during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was due to decreases in revenue in the Eastern Hemisphere and Latin America of $16.2 million and $5.8 million, respectively. The decrease in revenue in the Eastern Hemisphere was primarily caused by a decrease in revenue of $5.4 million as a result of the sale of our Australian business in December 2014 and a $4.6 million decrease in revenue in Gabon driven by our cessation of activities in the Gabon market in the current year period. Gross margin decreased during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to decreases in gross margin in Latin America and the Eastern Hemisphere of $1.5 million and $0.9 million, respectively. The increase in gross margin percentage during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to the receipt of a settlement from a customer in the Eastern Hemisphere during the nine months ended September 30, 2015, which positively impacted revenue and gross margin by $3.7 million and $2.2 million, respectively, and a $0.9 million decrease in expense for inventory reserves.

Product Sales
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
Revenue	$1,006,288	$1,074,267	(6)%
Cost of sales (excluding depreciation and amortization expense)	869,452	898,953	(3)%
Gross margin	$136,836	$175,314	(22)%
Gross margin percentage	14%	16%	(2)%

The decrease in revenue during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was due to a decrease in revenue in North America and the Eastern Hemisphere of $64.2 million and $32.4 million, respectively, partially offset by higher revenue in Latin America of $28.6 million. The decrease in revenue in North America was due to decreases of $53.4 million and $43.5 million in compression equipment revenue and production and processing equipment revenue, respectively, partially offset by an increase of $32.7 million in installation revenue. The decrease in Eastern Hemisphere revenue was due to decreases of $21.8 million and $17.3 million in compression equipment revenue and installation revenue, respectively, partially offset by an increase of $6.7 million in production and processing equipment revenue. The increase in Latin America revenue was primarily due to an increase of $25.7 million in compression equipment revenue. The decreases in gross margin and gross margin percentage were primarily caused by the revenue decrease explained above, weakening market conditions over the past year resulting in lower bookings at more competitive prices in North America, a $10.8 million reduction in gross margin during the nine months ended September 30, 2015 resulting from higher costs due to schedule delays on projects in the Eastern Hemisphere, an increase of $3.0 million in expense for inventory reserves during the current year period and a shift in product mix in North America during the current year period. These decreases were partially offset by costs charged to one project in North America related to a warranty expense accrual of approximately $11.0 million during the nine months ended September 30, 2014. Excluded from cost of sales and recorded to restructuring and other charges in our condensed combined statements of operations during the nine months ended September 30, 2015 were non-cash inventory write-downs of $4.5 million primarily related to our decision to exit the manufacturing of cold weather packages, which had historically been performed at a product sales facility in North America we recently decided to close.

Costs and Expenses
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
Selling, general and administrative	$169,348	$200,616	(16)%
Depreciation and amortization	112,418	139,312	(19)%
Long-lived asset impairment	14,264	1,044	1,266%
Restructuring and other charges	17,697	—	n/a
Interest expense	1,407	1,030	37%
Equity in income of non-consolidated affiliates	(15,152)	(14,553)	4%
Other (income) expense, net	39,852	1,448	2,652%

SG&A expense includes expense allocations for certain functions, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology services performed by Archrock on a centralized basis that historically have not been recorded at the segment level. These costs were allocated to us systematically based on specific department function and revenue. Included in SG&A expense during the nine months ended September 30, 2015 and 2014 were $42.4 million and $48.9 million, respectively, of corporate expenses incurred by Archrock. The actual costs we would have incurred if we had been a stand-alone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The decrease in SG&A expense during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was attributable to a $9.4 million decrease in compensation and benefits costs in Latin America and the Eastern Hemisphere primarily driven by implementing a cost reduction plan during the current year period, a $7.1 million decrease in selling expenses relating to our product sales business in North America, a $6.5 million decrease in corporate expenses allocated to us as discussed above and a $2.7 million decrease in local taxes in Brazil. SG&A expense as a percentage of revenue was 12% and 13% during the nine months ended September 30, 2015 and 2014, respectively.

Depreciation and amortization expense during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 decreased primarily due to $29.2 million in depreciation of installation costs recognized during the nine months ended September 30, 2014 on a contract operations project in Brazil that commenced and terminated operations in 2014. Prior to the start-up of this project, we capitalized $1.9 million and $24.5 million of installation costs during the years ended December 31, 2014 and 2013, respectively. Capitalized installation costs included, among other things, civil engineering, piping, electrical instrumentation and project management costs. Installation costs capitalized on contract operations projects are depreciated over the life of the underlying contract. This decrease was partially offset by an increase of $6.1 million in depreciation of installation costs on contract operations projects in Mexico.

During the nine months ended September 30, 2015, we reviewed the future deployment of our idle compression assets used in our contract operations segment for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that 48 idle compressor units totaling approximately 44,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $12.9 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment on each compressor unit that we plan to use.

During the first quarter of 2015, we evaluated a long-term note receivable from the purchaser of our Canadian contract operations and aftermarket services businesses (“Canadian Operations”) for impairment. This review was triggered by an offer from the purchaser of our Canadian Operations to prepay the note receivable at a discount to its current book value. The fair value of the note receivable as of March 31, 2015 was based on the amount offered by the purchaser of our Canadian Operations to prepay the note receivable. The difference between the book value of the note receivable at March 31, 2015 and its fair value resulted in the recording of an impairment of long-lived assets of $1.4 million during the nine months ended September 30, 2015. In April 2015, we accepted the offer to early settle this note receivable.

In connection with our fleet review during the nine months ended September 30, 2014, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $1.0 million to reduce the book value of each unit to its estimated fair value.

In the second quarter of 2015, we announced a cost reduction plan, primarily focused on workforce reductions and the reorganization of certain product sales facilities. These actions were in response to market conditions in North America combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices. As a result of this plan, during the nine months ended September 30, 2015, we incurred $11.0 million of restructuring and other charges, of which $7.0 million related to termination benefits and consulting fees and $4.0 million related to non-cash write-downs of inventory. The non-cash inventory write-downs were the result of our decision to exit the manufacturing of cold weather packages, which had historically been performed at a product sales facility in North America we recently decided to close. Additionally, during the nine months ended September 30, 2015, we incurred $6.7 million of costs associated with the Spin-off which were related to non-cash inventory write-downs of $4.7 million and a one-time cash signing bonus paid to our new Chief Executive Officer of $2.0 million. Non-cash inventory write-downs primarily related to the decentralization of shared inventory components between Archrock’s North America contract operations business and our international contract operations business. The costs incurred in conjunction with the cost reduction plan and Spin-off are included in restructuring and other charges in our condensed combined statements of operations. See Note 9 to the Condensed Combined Financial Statements for further discussion of these charges.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received installment payments, including an annual charge, of $15.2 million and $14.7 million during the nine months ended September 30, 2015 and 2014, respectively. The remaining principal amount due to us of approximately $13 million as of September 30, 2015, is payable in quarterly cash installments through the first quarter of 2016. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our combined statements of operations in the periods such payments are received.

The change in other (income) expense, net, was primarily due to foreign currency losses of $39.6 million and $2.0 million during the nine months ended September 30, 2015 and 2014, respectively. Our foreign currency losses included a translation loss of $35.6 million during the nine months ended September 30, 2015 compared to a translation gain of $0.1 million during the nine months ended September 30, 2014 related to the functional currency remeasurement of our foreign subsidiaries’ U.S. dollar denominated intercompany obligations. Of the foreign currency losses recognized during the nine months ended September 30, 2015, $35.3 million was attributable to our Brazil subsidiary’s U.S. dollar denominated intercompany obligations and were the result of a currency devaluation in Brazil and increases in our Brazil subsidiary’s intercompany payables during the current year period.

Income Taxes
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
Provision for income taxes	$24,215	$60,372	(60)%
Effective tax rate	54.3%	54.5%	(0.2)%

The decrease in our income tax expense during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily attributable to a $20.7 million tax benefit recognized for the R&D Credit and a $66.3 million decrease in pre-tax income, partially offset by valuation allowances on net operating losses in our Brazil, Italy and Netherlands subsidiaries in the current year period. We claimed the R&D Credit in Archrock’s recently filed 2014 U.S. federal tax return and intend to file amended tax returns for years prior to 2014.

Discontinued Operations
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
Income from discontinued operations, net of tax	$37,878	$54,932	(31)%

Income from discontinued operations, net of tax, during the nine months ended September 30, 2015 and 2014 includes our operations in Venezuela that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding.

As discussed in Note 2 to the Condensed Combined Financial Statements in August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas. We received installment payments, including an annual charge, totaling $37.6 million and $54.1 million during the nine months ended September 30, 2015 and 2014, respectively. The remaining principal amount due to us of approximately $83 million as of September 30, 2015, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. In October 2015, we received an additional installment payment, including an annual charge, of $19.1 million. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

Liquidity and Capital Resources

Our unrestricted cash balance was $31.9 million at September 30, 2015, compared to $39.4 million at December 31, 2014. Working capital increased to $557.9 million at September 30, 2015 from $481.6 million at December 31, 2014. The increase in working capital was primarily due to decreases in accounts payable, accrued liabilities, billings on uncompleted contracts in excess of costs and estimated earnings and deferred revenue, partially offset by decreases in accounts receivable and inventory. The decreases in accounts payable and billings on uncompleted contracts in excess of costs and estimated earnings were primarily caused by lower product sales activity in North America. The decrease in accrued liabilities was primarily due to a decrease in accrued compensation and benefits and a decrease in income taxes payable and other accrued taxes. The decrease in deferred revenue was primarily due to the timing of product sales projects in North America and the Eastern Hemisphere and the timing of contract operations projects in Mexico. The decrease in accounts receivable was primarily driven by the timing of payments from customers in Mexico and North America. The decrease in inventory was primarily driven by a decrease in work in progress largely resulting from lower product sales activity in North America.

Our cash flows from operating, investing and financing activities, as reflected in the condensed combined statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in) continuing operations:
Operating activities	$95,638	$122,568
Investing activities	(98,160)	(86,869)
Financing activities	(41,309)	(87,412)
Effect of exchange rate changes on cash and cash equivalents	(976)	(3,797)
Discontinued operations	37,392	53,789
Net change in cash and cash equivalents	$(7,415)	$(1,721)

Operating Activities.  The decrease in net cash provided by operating activities during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily driven by a decrease in gross margin in our product sales and contract operations segments and restructuring and other charges paid in the current year period, partially offset by lower SG&A expense during the current year period. Additionally, working capital changes during the nine months ended September 30, 2015 compared the nine months ended September 30, 2014 included a decrease of $75.8 million in accounts payable and other liabilities during the nine months ended September 30, 2015, partially offset by a decrease of $39.7 million in accounts receivable during the nine months ended September 30, 2015 compared to an increase of $13.7 million in accounts receivable during the nine months ended September 30, 2014.

Investing Activities.  The increase in net cash used in investing activities during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily attributable to a $13.5 million increase in capital expenditures and a $4.0 million decrease in proceeds from sale of property, plant and equipment, partially offset by $5.4 million of net proceeds received from the settlement of our outstanding note receivable for the sale of our Canadian Operations in the current year period.

Financing Activities.  The decrease in net cash used in financing activities during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was attributable to a $46.6 million decrease in net distributions to parent. The decrease in net distributions to parent during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to a decrease in cash provided by operating activities and a $16.5 million decrease in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas. After November 3, 2015, the date of the Spin-off, we do not expect to continue making distributions to Archrock or receiving contributions from Archrock.

Discontinued Operations.  The decrease in net cash provided by discontinued operations during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily attributable to a $16.5 million decrease in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas.

Capital Requirements.  Our contract operations business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital spending is primarily dependent on the demand for our contract operations services and the availability of the type of equipment required for us to render those contract operations services to our customers. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of, the following:

•
growth capital expenditures, which are made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue generating capabilities of existing or new assets, whether through construction, acquisition or modification; and

•	maintenance capital expenditures, which are made to maintain the existing operating capacity of our assets and related cash flows further extending the useful lives of the assets.

The majority of our growth capital expenditures are related to the acquisition cost of new compressor units and processing and treating equipment that we add to our fleet and installation costs on integrated projects. In addition, growth capital expenditures can also include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications for which it previously was not suited. Maintenance capital expenditures are related to major overhauls of significant components of a compressor unit, such as the engine, compressor and cooler, that return the components to a like new condition, but do not modify the applications for which the compressor unit was designed.

We generally invest funds necessary to manufacture contract operations fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. We currently plan to spend approximately $145 million to $165 million in capital expenditures during 2015, including (1) approximately $95 million to $105 million on contract operations growth capital expenditures and (2) approximately $25 million to $30 million on equipment maintenance capital related to our contract operations business.

On July 10, 2015, we and our wholly owned subsidiary, EESLP, entered into a $750.0 million credit agreement (the “Credit Agreement”) with Wells Fargo, as the administrative agent, and various financial institutions as lenders. On October 5, 2015, the parties amended and restated the Credit Agreement to provide for a new $925.0 million credit facility, consisting of a $680.0 million revolving credit facility and a $245.0 million term loan facility (collectively, the “Credit Facility”). Availability under the Credit Facility was subject to the satisfaction of certain conditions precedent, including the consummation of the Spin-off on or before January 4, 2016 (the date on which those conditions were satisfied, November 3, 2015, is referred to as the “Initial Availability Date”). No borrowings were outstanding under the Credit Facility as of September 30, 2015 because the Initial Availability Date had not yet occurred. The revolving credit facility will mature in November 2020 and the term loan facility will mature in November 2017. On November 3, 2015, EESLP incurred approximately $300.0 million of indebtedness under its revolving credit facility and $245.0 million of indebtedness under its term loan facility. Pursuant to the separation and distribution agreement with Archrock and certain of our and Archrock’s respective affiliates, on November 3, 2015, EESLP transferred approximately $532.6 million of net proceeds from borrowings under the Credit Facility to Archrock to allow it to repay a portion of its indebtedness in connection with the Spin-off.

Revolving borrowings under the Credit Facility bear interest at a rate equal to, at our option, either the Base Rate or LIBOR (or EURIBOR, in the case of Euro-denominated borrowings) plus the applicable margin. The applicable margin for revolving borrowings varies (i) in the case of LIBOR loans, from 1.50% to 2.75% and (ii) in the case of Base Rate loans, from 0.50% to 1.75%. ‘‘Base Rate’’ means the highest of the prime rate, the federal funds effective rate plus 0.50% and one-month LIBOR plus 1.00%. Until the term loan facility is refinanced in full with the proceeds of certain qualifying unsecured debt or equity issuances, the applicable margin for borrowings under the revolving credit facility will be increased by 1.00% until the first anniversary of the Initial Availability Date and by 1.50% following the first anniversary of the Initial Availability Date. Term loan borrowings under the Credit Facility will bear interest at a rate equal to, at our option, either (1) the Base Rate, plus 4.75%, or (2) the greater of LIBOR or 1.00%, plus 5.75%.

We and all of our Significant Domestic Subsidiaries (as defined in the Credit Agreement) guarantee EESLP’s obligations under the Credit Facility. In addition, EESLP’s obligations under the Credit Facility are secured by (1) substantially all of our assets and the assets of EESLP and our Significant Domestic Subsidiaries located in the U.S., including certain real property, and (2) all of the equity interests of our U.S. restricted subsidiaries (other than certain excluded subsidiaries) and 65% of the voting equity interests in certain of our first-tier foreign subsidiaries.

The Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio of 2.25 to 1.00; a maximum total leverage ratio of 3.75 to 1.00 prior to the completion of a qualified capital raise and 4.50 to 1.00 thereafter; and, following the completion of a qualified capital raise, a maximum senior secured leverage ratio of 2.75 to 1.00.

Historically, we have financed capital expenditures primarily with net cash provided by operating activities. Our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an adverse impact on our ability to maintain our operations and to grow. If any of our lenders become unable to perform their obligations under our Credit Facility, our borrowing capacity under our revolving credit facility could be reduced. Inability to borrow additional amounts under our revolving credit facility could limit our ability to fund our future growth and operations. Based on current market conditions, we expect that net cash provided by operating activities and borrowings under our revolving credit facility will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through December 31, 2016; however, to the extent it is not, we may seek additional debt or equity financing.

Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures' previously nationalized assets promptly after such amounts are collected by our subsidiaries until Archrock’s subsidiary has received an aggregate amount of such payments up to the lesser of (x) $125.8 million, plus the aggregate amount of all reimbursable expenses incurred by Archrock and its subsidiaries in connection with recovering any PDVSA Gas default installment payments following the completion of the Spin-off or (y) $150.0 million. Our condensed combined balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable.

Pursuant to the separation and distribution agreement, EESLP (in the case of debt offerings) or Exterran Corporation (in the case of equity issuances) will use its commercially reasonable efforts to complete one or more unsecured debt offerings or equity issuances resulting in aggregate gross cash proceeds of at least $250.0 million on the terms described in the Credit Agreement (such transaction, a “qualified capital raise”) on or before the maturity date of our $245.0 million term loan facility. In connection with the Spin-off, EESLP contributed to a subsidiary of Archrock the right to receive, promptly following the occurrence of a qualified capital raise, a $25.0 million cash payment. Our condensed combined balance sheets do not reflect this contingent liability to Archrock.

Of our unrestricted cash balance at September 30, 2015 of $31.9 million, $31.5 million was held by our non-U.S. subsidiaries. We have not provided for U.S. federal income taxes on indefinitely (or permanently) reinvested cumulative earnings generated by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to both foreign withholding taxes and U.S. federal income taxes net of allowable foreign tax credits. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S. and the available borrowing capacity under our revolving credit facility, as well as the repayment of intercompany liabilities from our non-U.S. subsidiaries, will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

Argentina’s current regulations restrict foreign exchange, including exchanging Argentine pesos for U.S. dollars in certain cases, and we are unable to freely repatriate cash from Argentina. Therefore, the cash flow from our operations in Argentina may not be a reliable source of funding for our operations outside of Argentina, which could limit our ability to grow. Restrictions on our ability to exchange Argentine pesos for U.S. dollars subject us to risk of currency devaluation on future earnings in Argentina. During the nine months ended September 30, 2015 and 2014, we used Argentine pesos to purchase certain short term investments in Argentine government issued U.S. dollar denominated bonds. The effective peso to U.S. dollar exchange rate embedded in the purchase price of $15.3 million and $24.3 million of bonds purchased during the nine months ended September 30, 2015 and 2014, respectively, resulted in our recognition of a loss of $3.9 million and $6.5 million, respectively, which is included in other (income) expense, net, in our condensed combined statements of operations. In future periods, we may seek to use Argentine pesos to purchase certain short-term investments in Argentine government issued U.S. dollar denominated bonds, which may result in transaction losses due to the effective peso to U.S. dollar exchange rate embedded in the purchase price of such bonds. As of September 30, 2015, $9.5 million of our cash was in Argentina.

Dividends. We do not currently anticipate paying cash dividends on our common stock. We currently intend to retain our future earnings to support the growth and development of our business. The declaration of any future cash dividends and, if declared, the amount of any such dividends, will be subject to our financial condition, earnings, capital requirements, financial covenants, applicable law and other factors our board of directors deems relevant.

Non-GAAP Financial Measures

We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management to evaluate the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our SG&A activities, the impact of our financing methods and income taxes. Depreciation and amortization expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense, SG&A expense, impairments and restructuring and other charges. Each of these excluded expenses is material to our condensed combined statements of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue, and SG&A expenses are necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

For a reconciliation of gross margin to net income, see Note 14 to the Condensed Combined Financial Statements.

We define EBITDA, as adjusted, as net income (loss) excluding income (loss) from discontinued operations (net of tax), cumulative effect of accounting changes (net of tax), income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, restructuring and other charges, non-cash gains or losses from foreign currency exchange rate changes recorded on intercompany obligations, expensed acquisition costs and other items. We believe EBITDA, as adjusted, is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization), our subsidiaries’ capital structure (non-cash gains or losses from foreign currency exchange rate changes on intercompany obligations), tax consequences, impairment charges, restructuring and other charges, expensed acquisition costs and other items. Management uses EBITDA, as adjusted, as a supplemental measure to review current period operating performance, comparability measures and performance measures for period to period comparisons. Our EBITDA, as adjusted, may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.

EBITDA, as adjusted, is not a measure of financial performance under GAAP, and should not be considered in isolation or as an alternative to net income (loss), cash flows from operating activities and other measures determined in accordance with GAAP. Items excluded from EBITDA, as adjusted, are significant and necessary components to the operations of our business, and, therefore, EBITDA, as adjusted, should only be used as a supplemental measure of our operating performance.

The following table reconciles our net income to EBITDA, as adjusted (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$12,283	$36,891	$58,239	$105,420
Income from discontinued operations, net of tax	(18,756)	(18,335)	(37,878)	(54,932)
Depreciation and amortization	36,837	44,155	112,418	139,312
Long-lived asset impairment	3,775	1,044	14,264	1,044
Restructuring and other charges	7,150	—	17,697	—
Investment in non-consolidated affiliates impairment	33	—	33	197
Proceeds from sale of joint venture assets	(5,117)	(4,951)	(15,185)	(14,750)
Interest expense	581	182	1,407	1,030
(Gain) loss on currency exchange rate remeasurement of intercompany balances	27,551	2,766	35,550	(116)
Provision for (benefit from) income taxes	(2,587)	20,731	24,215	60,372
EBITDA, as adjusted	$61,750	$82,483	$210,760	$237,577

Off-Balance Sheet Arrangements

Borrowings under Archrock’s $900.0 million senior secured revolving credit facility (the ‘‘Archrock Credit Facility’’) were guaranteed by certain of our and Archrock’s domestic subsidiaries. Our guarantees of borrowings under the Archrock Credit Facility were secured by substantially all of the personal property assets and certain real property assets of our Significant Domestic Subsidiaries (as defined in the Archrock Credit Facility agreement) and 65% of the equity interests in certain of our first-tier foreign subsidiaries. As of September 30, 2015, Archrock had $330.0 million in outstanding borrowings under the Archrock Credit Facility.

All of our existing subsidiaries that guaranteed indebtedness under the Archrock Credit Facility also guaranteed Archrock’s $350.0 million aggregate principal amount of 7.25% senior notes due December 2018 (the ‘‘Archrock 7.25% Notes’’). Our guarantees of the Archrock 7.25% Notes were on a senior unsecured basis, ranked equally in right of payment with all of Archrock’s other senior obligations and were effectively subordinated to all of Archrock’s existing and future secured debt to the extent of the value of the collateral securing such indebtedness. As of September 30, 2015, Archrock had $350.0 million in outstanding borrowings under the Archrock 7.25% Notes. We were liable in the event Archrock defaulted in its payment obligations or failed to comply with the covenants under the Archrock Credit Facility agreement or upon the occurrence of specified events contained in the Archrock Credit Facility agreement, including the event of bankruptcy or insolvency of Archrock. As of September 30, 2015 and December 31, 2014, no liabilities relating to such guarantees have been reflected in our condensed combined balance sheets. Effective on November 3, 2015, we were released from our obligations under the guarantees of the Archrock Credit Facility and the Archrock 7.25% Notes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks primarily associated with changes in foreign currency exchange rates. We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded foreign currency losses of $39.6 million and $2.0 million in our condensed combined statements of operations during the nine months ended September 30, 2015 and 2014, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Our material exchange rate exposure relates to intercompany loans denominated in U.S. dollars to subsidiaries whose functional currencies are the Brazilian Real and the Euro, which loans carried balances of $84.6 million and $32.0 million U.S. dollars, respectively, as of September 30, 2015. Our foreign currency losses included a translation loss of $35.6 million and a translation gain of $0.1 million during the nine months ended September 30, 2015 and 2014, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ U.S. dollar denominated intercompany obligations. Of the foreign currency losses recognized during the nine months ended September 30, 2015, $35.3 million was attributable to our Brazil subsidiary’s U.S. dollar denominated intercompany obligations and were the result of a currency devaluation in Brazil and increases in our Brazil subsidiary’s intercompany payables during the current year period. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

Argentina’s current regulations restrict foreign exchange, including exchanging Argentine pesos for U.S. dollars in certain cases, and we are unable to freely repatriate cash from Argentina. Therefore, the cash flow from our operations in Argentina may not be a reliable source of funding for our operations outside of Argentina, which could limit our ability to grow. Restrictions on our ability to exchange Argentine pesos for U.S. dollars subject us to risk of currency devaluation on future earnings in Argentina. During the nine months ended September 30, 2015 and 2014, we used Argentine pesos to purchase certain short term investments in Argentine government issued U.S. dollar denominated bonds. The effective peso to U.S. dollar exchange rate embedded in the purchase price of $15.3 million and $24.3 million of bonds purchased during the nine months ended September 30, 2015 and 2014, respectively, resulted in our recognition of a loss of $3.9 million and $6.5 million, respectively, which is included in other (income) expense, net, in our condensed combined statements of operations. In future periods, we may seek to use Argentine pesos to purchase certain short-term investments in Argentine government issued U.S. dollar denominated bonds, which may result in transaction losses due to the effective peso to U.S. dollar exchange rate embedded in the purchase price of such bonds. As of September 30, 2015, $9.5 million of our cash was in Argentina.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of September 30, 2015, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

The Securities and Exchange Commission has adopted rules that generally require every company that files reports with the Commission to evaluate its effectiveness of internal controls over financial reporting. Our management, with the participation of our principal executive and principal financial officers, will not be required to evaluate the effectiveness of our internal controls over financial reporting until the filing of our 2016 Annual Report on Form 10-K, due to a transition period established by Commission rules applicable to new public companies.

There were no changes in our internal control over financial reporting that occurred in the quarterly period covered in this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from any of these actions will not have a material adverse effect on our combined financial position, results of operations or cash flows. However, because of the inherent uncertainty of litigation and arbitration proceedings, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our combined financial position, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Registration Statement on Form 10, as amended, initially filed with the Securities and Exchange Commission on March 3, 2015 and declared effective on October 21, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  Not applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
2.1
Separation and Distribution Agreement, dated as of November 3, 2015, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

3.1	Amended and Restated Certificate of Incorporation of Exterran Corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
3.2	Amended and Restated Bylaws of Exterran Corporation, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
10.1
Employee Matters Agreement, dated as of November 3, 2015, by and between Exterran Holdings, Inc. and Exterran Corporation, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.2
Tax Matters Agreement, dated as of November 3, 2015, by and between Exterran Holdings, Inc. and Exterran Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.3
Transition Services Agreement, dated as of November 3, 2015, by and between Exterran Holdings, Inc. and Exterran Corporation, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.4
Supply Agreement, dated as of November 3, 2015, by and among Archrock Services, L.P., EXLP Operating LLC and Exterran Energy Solutions, L.P., incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.5	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
10.6
Amended and Restated Credit Agreement, dated as of October 5, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 4.2 to Amendment No. 5 to the Company’s Registration Statement on Form 10-12B, as filed on October 6, 2015

10.7†	Exterran Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, as filed on November 2, 2015
10.8†
Form of Award Notice and Agreement for Incentive Stock Options pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.9†
Form of Award Notice and Agreement for Nonqualified Stock Options pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.10†
Form of Award Notice and Agreement for Performance Units pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.11†
Form of Award Notice and Agreement for Restricted Stock pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.12†
Form of Award Notice and Agreement for Cash-Settled Restricted Stock Units pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.13†
Form of Award Notice and Agreement for Stock-Settled Restricted Stock Units pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.14†
Form of Award Notice and Agreement for Common Stock Award for Non-Employee Directors pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.15†	Exterran Corporation Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, as filed on November 2, 2015
10.16†	Form of Employment Letter, incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
10.17†	Form of Severance Benefit Agreement, incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form 10-12B, as filed on August 5, 2015
10.18†	Form of Change of Control Agreement, incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form 10-12B, as filed on August 5, 2015
10.19†	Exterran Corporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T
________________________________

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exterran Corporation

Date: December 3, 2015	By:	/s/ JON C. BIRO
Jon C. Biro
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Separation and Distribution Agreement, dated as of November 3, 2015, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

3.1	Amended and Restated Certificate of Incorporation of Exterran Corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
3.2	Amended and Restated Bylaws of Exterran Corporation, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
10.1
Employee Matters Agreement, dated as of November 3, 2015, by and between Exterran Holdings, Inc. and Exterran Corporation, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.2
Tax Matters Agreement, dated as of November 3, 2015, by and between Exterran Holdings, Inc. and Exterran Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.3
Transition Services Agreement, dated as of November 3, 2015, by and between Exterran Holdings, Inc. and Exterran Corporation, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.4
Supply Agreement, dated as of November 3, 2015, by and among Archrock Services, L.P., EXLP Operating LLC and Exterran Energy Solutions, L.P., incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.5	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
10.6
Amended and Restated Credit Agreement, dated as of October 5, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 4.2 to Amendment No. 5 to the Company’s Registration Statement on Form 10-12B, as filed on October 6, 2015

10.7†	Exterran Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, as filed on November 2, 2015
10.8†
Form of Award Notice and Agreement for Incentive Stock Options pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.9†
Form of Award Notice and Agreement for Nonqualified Stock Options pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.10†
Form of Award Notice and Agreement for Performance Units pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.11†
Form of Award Notice and Agreement for Restricted Stock pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.12†
Form of Award Notice and Agreement for Cash-Settled Restricted Stock Units pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.13†
Form of Award Notice and Agreement for Stock-Settled Restricted Stock Units pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.14†
Form of Award Notice and Agreement for Common Stock Award for Non-Employee Directors pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.15†	Exterran Corporation Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, as filed on November 2, 2015
10.16†	Form of Employment Letter, incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
10.17†	Form of Severance Benefit Agreement, incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form 10-12B, as filed on August 5, 2015
10.18†	Form of Change of Control Agreement, incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form 10-12B, as filed on August 5, 2015
10.19†	Exterran Corporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T
________________________________

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.