Form 10-K
period 2015-12-31
Exterran Corp
filed 2016-02-26
CIK 1635881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file no. 001-36875

Exterran Corporation
(Exact name of registrant as specified in its charter)

Delaware	47-3282259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4444 Brittmoore Road, Houston, Texas 77041
(Address of principal executive offices, zip code)
(281) 836-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	m
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of June 30, 2015, the registrant’s common stock was not publicly traded.
Number of shares of the common stock of the registrant outstanding as of February 18, 2016: 35,143,050 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2016 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, are incorporated by reference into Part III of this Form 10-K.

PART I

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ from those in these forward-looking statements are described below, in Part I, Item 1A (“Risk Factors”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•
conditions in the oil and natural gas industry, including a sustained decrease in the level of supply or demand for oil or natural gas or a sustained low price of oil or natural gas, which could continue to depress or further decrease the demand or pricing for our natural gas compression and oil and natural gas production and processing equipment and services;

•	our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•
our reliance on Archrock, Inc. (named Exterran Holdings, Inc. prior to November 3, 2015) (“Archrock”) and Archrock Partners, L.P. (named Exterran Partners, L.P. prior to November 3, 2015) (“Archrock Partners”) for a significant amount of our product sales revenues and our ability to secure new product sales customers;

•
changes in economic or political conditions in the countries in which we do business, including civil uprisings, riots, terrorism, kidnappings, violence associated with drug cartels, legislative changes and the expropriation, confiscation or nationalization of property without fair compensation;

•	changes in currency exchange rates, including the risk of currency devaluations by foreign governments, and restrictions on currency repatriation;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment and workforce factors, including our ability to hire, train and retain key employees;

•	our ability to implement certain business and financial objectives, such as:

•	winning profitable new business;

•	timely and cost-effective execution of projects;

•	enhancing our asset utilization, particularly with respect to our fleet of compressors;

•	integrating acquired businesses;

•	generating sufficient cash; and

•	accessing the capital markets at an acceptable cost;

•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures;

•	the agreements related to the Spin-off (see “Spin-off” below under Part I, Item 1 “Business”) and the anticipated effects of restructuring our business; and

•	our level of indebtedness and ability to fund our business.

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
Item 1.  Business

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a market leader in the provision of compression, production and processing products and services that support the production and transportation of oil and natural gas throughout the world.

Spin-off

On November 3, 2015, Archrock, Inc. (named Exterran Holdings, Inc. prior to November 3, 2015) (“Archrock”) completed the spin-off (the “Spin-off”) of its international contract operations, international aftermarket services (the international contract operations and international aftermarket services businesses combined are referred to as the “international services businesses” and include such activities conducted outside of the United States of America (“U.S.”)) and global fabrication businesses into an independent, publicly traded company named Exterran Corporation. We refer to the global fabrication business previously operated by Archrock as our product sales business. To effect the Spin-off, on November 3, 2015, Archrock distributed, on a pro rata basis, all of our shares of common stock to its stockholders of record as of October 27, 2015 (the “Record Date”). Archrock shareholders received one share of Exterran Corporation common stock for every two shares of Archrock common stock held at the close of business on the Record Date. Pursuant to the separation and distribution agreement with Archrock and certain of our and Archrock’s respective affiliates, on November 3, 2015, we transferred cash of $532.6 million to Archrock. Our Registration Statement on Form 10, as amended, initially filed with the Securities and Exchange Commission on March 13, 2015, was declared effective on October 21, 2015 (“Registration Statement”). On November 4, 2015, Exterran Corporation common stock began “regular-way” trading on the New York Stock Exchange under the stock symbol “EXTN.” Following the completion of the Spin-off, we and Archrock are independent, publicly traded companies with separate boards of directors and management.

General

We provide our products and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. We operate in three primary business lines: contract operations, aftermarket services and product sales.

In our contract operations business, which accounted for 25% of our revenue and 61% of our gross margin in 2015, we own and operate natural gas compression equipment and crude oil and natural gas production and processing equipment on behalf of our customers outside of the U.S. These services can include engineering, design, procurement, on-site construction and operation of natural gas compression and crude oil or natural gas production and processing facilities for our customers. Our contract operations business is underpinned by long-term commercial contracts with large customers, including several national oil and natural gas companies, which we believe provide us with relatively stable cash flows due to our exposure to the production phase of oil and gas development, compared to drilling and completion related energy services and product providers. We believe our contract operations services generally allow our customers that outsource their compression or production and processing needs to achieve higher production rates than they would achieve with their own operations, resulting in increased revenue for our customers. In addition, outsourcing allows our customers flexibility for their compression and production and processing needs while limiting their capital requirements. These contracts generally involve initial terms ranging from three to five years, and in some cases can be in excess of 10 years. In many instances, we are able to renew those contracts prior to the expiration of the initial term; in some cases, we may sell the underlying assets to our customers pursuant to purchase options or otherwise.

In our aftermarket services business, which accounted for 7% of our revenue and 7% of our gross margin in 2015, we provide operations, maintenance, overhaul and reconfiguration services outside of the U.S. to support our customers who own their own compression, production, processing, treating and related equipment. Our services range from routine maintenance services and parts sales to the full operation and maintenance of customer-owned assets. We seek to couple our aftermarket services with our product sales business to provide ongoing services to customers who buy equipment from us and to sell those services to customers who have bought equipment from other companies.

In our product sales business, which accounted for approximately 68% of our revenue and 32% of our gross margin in 2015, we design, engineer, manufacture, install and sell natural gas compression packages as well as equipment used in the production, treating and processing of crude oil and natural gas to customers both in the U.S. and internationally. Additionally, we design, engineer, manufacture and install this equipment for use in our contract operations business. Our product sales business line also provides engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities, the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants. Furthermore, we combine our products into an integrated solution that we design, engineer, procure and, in certain cases, construct on-site for sale to our customers. We believe the expansive range of products we sell through our global platform enables us to take advantage of the ongoing, worldwide energy infrastructure build-out.

Competitive Strengths

We believe the following key competitive strengths will allow us to create shareholder value:

•
Global platform and expansive service and product offerings poised to capitalize on the global energy infrastructure build-out.  Despite the recent decline in oil and natural gas prices and the impact on demand for our services and products, we expect that global oil and natural gas infrastructure will continue to be built out and provide us with opportunities for growth, as we believe our global customer base will continue to invest in infrastructure projects based on longer-term fundamentals that are less tied to near-term commodity prices. We believe our size, geographic scope and broad customer base provide us with a unique advantage in meeting our customers’ needs, particularly with regard to large-scale project construction and development, and will allow us to capture future growth opportunities. We provide our customers a broad variety of products and services in approximately 30 countries worldwide, including outsourced compression, production and processing services, as well as the sale of a large portfolio of natural gas compression and oil and natural gas production and processing equipment and installation services. We believe our contract operations services generally allow our customers that outsource their compression or production and processing needs to achieve higher production rates than they would achieve with their own operations, resulting in increased revenue for our customers. In addition, outsourcing allows our customers flexibility for their compression and production and processing needs while limiting their capital requirements. By offering a broad range of services and products that leverage our core strengths, we believe we provide unique integrated solutions that meet our customers’ needs. We believe the breadth and quality of our products and services, the depth of our customer relationships and our presence in many major oil and natural gas-producing regions place us in a position to capture additional business on a global basis.

•
High-quality products and services.  We have built a network of high-quality energy infrastructure assets that are strategically deployed across our global platform. Through our history of operating a wide variety of products in many energy-producing markets around the world, we have developed the technical expertise and experience required to understand the needs of our customers and meet those needs through a range of products and services. These products and services include highly customized compression, production and processing solutions as well as standard products based on our expertise, in support of a range of projects, from those requiring quick completion to those that may take several years to fully develop. Additionally, our experience has allowed us to develop efficient systems and processes and a skilled workforce that allow us to provide high-quality services throughout international markets. We utilize this technical expertise and long history of developing and operating projects for our customers to continually improve our products and services, which enables us to provide our customers with high-quality, comprehensive oil and natural gas infrastructure support worldwide.

•
Complementary businesses enable us to offer customers integrated infrastructure solutions.  We aim to provide our customers with a single source to meet their energy infrastructure needs, and we believe we have the ability to serve our customers’ changing needs in a variety of ways. For customers that seek to limit capital spending on energy infrastructure projects, we offer our full operations services through our contract operations business. Alternatively, for customers that prefer to develop and acquire their own infrastructure assets, we are able to sell equipment and facilities for their operations. In addition, in those cases, we can also provide operations, maintenance, overhaul and reconfiguration services following the sale through our aftermarket services business. We also provide aftermarket services to customers that own compression, production, processing and treating equipment that was not purchased from us. Furthermore, we combine our products into an integrated solution that we design, engineer, procure and, in certain cases, construct on-site for sale to our customers. Because of the breadth of our products and our ability to deliver those products through our different delivery models, we believe we are able to provide the solution that is most suitable to our customers in the markets in which they operate. We believe this ability to provide our customers with a variety of products and services provides us with greater stability, as we are able to adjust the products and services we provide to reflect our customers’ changing needs.

•
Cash flows from contract operations business supported by long-term contracts with diverse customer base.  We provide contract operations services to customers located in approximately 15 countries. Within our contract operations business, we seek to enter into long-term contracts with a diverse collection of customers, including large integrated oil and natural gas companies and national energy companies. These contracts generally involve initial terms ranging from three to five years, and in some cases can be in excess of 10 years, and typically require our customers to pay our monthly service fee even during periods of limited or disrupted natural gas flows. In addition, our large, international customer base provides a diversified revenue stream, which we believe reduces customer and geographic concentration risk. Furthermore, our customer base includes several companies that are among the largest and most well-known companies within their respective regions throughout our global platform.

•
Experienced management team.  We have an experienced and skilled management team with a long track record of driving growth through organic expansion and selective acquisitions. The members of our management team have strong relationships in the oil and gas industry and have operated through numerous commodity price cycles throughout our areas of operations. Members of our management team have spent a significant portion of their respective careers at highly regarded energy and manufacturing companies and have accumulated an average of over 25 years of industry experience.

•
Well-balanced capital structure with sufficient liquidity.  We intend to maintain a capital structure with an appropriate amount of leverage and the financial flexibility to invest in our operations and pursue attractive growth opportunities that we believe will increase the overall earnings and cash flow generated by our business. At December 31, 2015, taking into account guarantees through letters of credit, we had undrawn and available capacity of $278.6 million under our revolving credit facility. In addition, as of December 31, 2015, we had $29.0 million of cash and cash equivalents on hand.

Business Strategies

We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:

•
Strategically grow our business to generate attractive returns to our shareholders.  Our primary strategic focus involves the growth of our business through expanding our product and services offerings and growing our customer base, as well as targeting redevelopment opportunities in the U.S. energy market and expansions into new international markets benefiting from the global energy infrastructure build-out. Our diverse product and service portfolio allows us to readily respond to changes in industry and economic conditions. We believe our global footprint allows us to provide the prompt product availability our customers require, and we can construct projects in new locations as needed to meet customer demand. We have the ability to readily deploy our capital to construct new or supplemental projects that we build, own and operate on behalf of our customers through our contract operations business. In addition, we seek to provide our customers with integrated infrastructure solutions by combining product and service offerings across our businesses. We plan to supplement our organic growth with select acquisitions in key markets to further enhance our geographic reach, product offerings and other capabilities. We believe acquisitions of this nature will allow us to generate incremental revenues from existing and new customers and obtain greater market share.

•
Expand customer base and deepen relationships with existing customers.  We believe the uniquely broad range of services we offer, the quality of our products and services and our diverse geographic footprint position us well to attract new customers and cross-sell our products and services to existing customers. In addition, we have a long history of providing our products and services to our customers, which we couple with the technical expertise of our experienced engineering personnel to understand and meet our customers’ needs, particularly as those needs develop and change over time. We intend to devote significant business development resources to market our products and services, leverage existing relationships and expedite our growth potential. We also seek to provide supplemental projects and services to our customers as their needs evolve over time. Finally, we expect to be able to offer certain of our products, including manufactured compressors, to prospective customers that are competitors of Archrock, which increases our prospective customer base and provides us with the opportunity to diversify our revenue sources.

•
Continue our industry-leading safety performance.  Because of our emphasis on training and safety protocols for our employees, we have delivered industry-leading safety performance, which has resulted in our achieving a strong reputation for safety. We believe our safety performance and reputation help us to attract and retain customers and employees. We have adopted rigorous processes and procedures to facilitate our compliance with safety regulations and policies. We work diligently to meet or exceed applicable safety regulations, and we intend to continue to focus on our safety monitoring function as our business grows and operating conditions change.

•
Continue to optimize our global platform, products and services and enhance our profitability.  We regularly review and evaluate the quality of our operations, products and services. This process includes customer review programs to assess the quality of our performance. In addition, we intend to use our global platform to reach a wide variety of customers, which we believe can enable us to achieve cost savings in our operations. We believe our ongoing focus on improving the quality of our operations, products and services results in greater satisfaction among our customers, which we believe results in greater profitability and value for our shareholders.

Our Businesses

We conduct our operations through three businesses: contract operations, aftermarket services and product sales. For financial data relating to our business segments or geographic regions that accounted for 10% or more of our revenue in any of the last three fiscal years or 10% or more of our property, plant and equipment, net, as of December 31, 2015 or December 31, 2014, see Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and Note 21 to our Consolidated and Combined Financial Statements included in Part IV, Item 15 (collectively referred to as “Financial Statements,” and individually referred to as “balance sheets,” “statements of operations,” “statements of comprehensive income,” “statements of stockholders’ equity” and “statements of cash flows” herein).

Contract Operations

We provide comprehensive contract operations services to customers outside of the U.S. based on each customer’s needs and operating specifications. These services include the provision of the personnel, equipment, tools, materials and supplies to meet our customers’ natural gas compression or oil or natural gas production or processing service needs, as well as designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment owned by us necessary to provide these services.

We generally enter into contracts with our contract operations customers with initial terms between three to five years, and in some cases can be in excess of 10 years. These contracts can require us to provide complete engineering, design and installation services and a significant investment in equipment, facilities and related installation costs. These projects may include several compressor units on one site or entire facilities designed to process and treat oil or natural gas to make it suitable for end use. Our customers generally are required to pay a monthly service fee even during periods of limited or disrupted oil or natural gas flows, which enhances the stability and predictability of our cash flows. Additionally, because we typically do not take title to the natural gas we compress, process or treat and because the natural gas we use as fuel for our compressors and other equipment is supplied by our customers, we have limited direct exposure to commodity price fluctuations.

Our equipment is maintained in accordance with established maintenance schedules. These maintenance procedures are updated as technology changes and as our operations team develops new techniques and procedures. In addition, because our field technicians provide maintenance on our contract operations equipment, they are familiar with the condition of our equipment and can readily identify potential problems. In our experience, these maintenance procedures maximize equipment life and unit availability, minimize avoidable downtime and lower the overall maintenance expenditures over the equipment life.

During the year ended December 31, 2015, approximately 25% of our revenue and 61% of our gross margin was generated from contract operations. As of December 31, 2015, our contract operations business provided contract operations services using a fleet of 901 natural gas compression units with an aggregate capacity of approximately 1,181,000 horsepower and a fleet of production and processing equipment.

We believe that our aftermarket services and product sales businesses, described below, provide opportunities to cross-sell our contract operations services.

Aftermarket Services

Our aftermarket services business sells parts and components and provides operation, maintenance, overhaul and reconfiguration services to customers outside of the U.S. who own compression, production, processing and treating equipment. We believe that we are particularly well qualified to provide these services because of our highly experienced operating personnel and technical and engineering expertise. In addition, our aftermarket services business is a component of our ability to provide integrated infrastructure solutions to our customers because it enables us to continue to serve our customers after the sale of any assets or facilities manufactured through our product sales business. As a result, we seek to couple aftermarket services with our other businesses to maintain and develop our relationships with our customers.

During the year ended December 31, 2015, approximately 7% of our revenue and 7% of our gross margin was generated from aftermarket services.

Product Sales

We design, engineer, manufacture, sell and, in certain cases, install a broad range of oil and natural gas production and processing equipment designed to heat, separate, dehydrate and condition crude oil and natural gas to make them suitable for end use. Our products include line heaters, oil and natural gas separators, glycol dehydration units, condensate stabilizers, dew point control plants, water treatment, mechanical refrigeration and cryogenic plants and skid-mounted production packages designed for both onshore and offshore production facilities. We sell standard production and processing equipment, which is used for processing wellhead production from onshore or shallow-water offshore platform production primarily into U.S. markets. In addition, we sell custom-engineered, built-to-specification production and processing equipment, including designing facilities comprised of a combination of our products integrated into a solution that meets our customers’ needs. Some of these projects are in remote areas and in developing countries with limited oil and natural gas industry infrastructure. To meet most customers’ rapid response requirements and minimize customer downtime, we maintain an inventory of standard products and long delivery components used to manufacture our products to our customers’ specifications. Typically, we expect our production and processing equipment backlog to be produced within a three to 24 month period.

We also design, engineer, manufacture, sell and, in certain cases, install, skid-mounted natural gas compression equipment to meet standard or unique customer specifications. Generally, we assemble compressors sold to third parties according to each customer’s specifications. We purchase components for these compressors from third party suppliers including several major engine and compressor manufacturers in the industry. We also sell pre-packaged compressor units designed to our standard specifications.

We also provide engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities, the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants.

We sell our compression and production and processing equipment primarily to major and independent oil and natural gas producers as well as national oil and natural gas companies in the countries where we operate, both within the U.S. and internationally.

During the year ended December 31, 2015, approximately 68% of our revenue and 32% of our gross margin was generated from product sales. As of December 31, 2015, our backlog in product sales was $452.4 million, of which approximately $47.8 million of future revenue is expected to be recognized after December 31, 2016.

Industry Overview

Natural Gas Compression

The international compression business is comprised primarily of large horsepower compressors that are typically deployed in facilities comprised of several compressors on one site. A significant portion of this business involves comprehensive projects that require the design, engineering, manufacture, delivery and installation of several compressors on one site along with related natural gas treatment and processing equipment. We are able to serve our customers’ needs for such projects through our product sales business or through the provision of our contract operations services.

Natural gas compression is a mechanical process whereby the pressure of a given volume of natural gas is increased to a desired higher pressure for transportation from one point to another and is essential to the production and transportation of natural gas. Compression is typically required several times during the natural gas production and transportation cycle, including (i) at the wellhead, (ii) throughout gathering and distribution systems, (iii) into and out of processing and storage facilities and (iv) along pipelines.

Production and Processing

Crude oil and natural gas are generally not marketable as produced at the wellhead and must be processed or treated before they can be transported to market. Production and processing equipment is used to separate and treat oil and natural gas as they are produced to achieve a marketable quality of product. Production processing typically involves the separation of oil and natural gas and the removal of contaminants. The end result is “pipeline” or “sales” quality oil and natural gas. Further processing or refining is almost always required before oil or natural gas is suitable for use as fuel or feedstock for petrochemical production. Production processing normally takes place in the “upstream” and “midstream” segments, while refining and petrochemical processing is referred to as the “downstream” segment. Wellhead or upstream production and processing equipment include a wide and diverse range of products.

We manufacture and stock standard production equipment based on historical product mix and expected customer purchases following general trends of oil and natural gas production. In addition, we sell custom-engineered, built-to-specification production and processing equipment. We also provide integrated solutions comprised of a combination of our products into a single offering, which typically consists of much larger equipment packages than standard equipment and is generally used in much larger scale production operations. The custom equipment segment is driven by global economic trends, and the specifications for purchased equipment can vary significantly. Technology, engineering capabilities, project management, available manufacturing space and quality control standards are the key drivers in the custom equipment segment.

Outsourcing

Natural gas producers, transporters and processors choose to outsource their operations due to the benefits and flexibility of contract operations. We believe outsourcing compression, production and processing operations to service providers such as us offers customers:

•
access to the service provider’s specialized personnel and technical skills, including engineers and field service and maintenance employees, which we believe generally leads to improved production rates and/or increased throughput and higher revenues;

•
the ability to increase their profitability by transporting or producing a higher volume of natural gas through decreased equipment downtime and reduced operating, maintenance and equipment costs by allowing the service provider to efficiently manage their operations; and

•
the flexibility to deploy their capital on projects more directly related to their primary business by reducing their investment in compression, production and processing equipment and related maintenance capital requirements.

Cyclicality, Volatility and Seasonality

Changes in oil and natural gas exploration and production spending normally result in changes in demand for our products and services. However, we believe our contract operations business is typically less impacted by commodity prices than certain other energy service products and services because compression, production and processing services are necessary for oil and natural gas to be delivered from the wellhead to end users. Furthermore, our contract operations business is tied primarily to oil and natural gas production and consumption, which are generally less cyclical in nature than exploration activities.

Demand for oil and natural gas is cyclical and subject to fluctuations. This is primarily because the industry is driven by commodity demand and corresponding price movements. When oil and natural gas price increases occur, producers typically increase their capital expenditures, which generally results in greater activity levels and revenues for equipment providers to the oil and gas industry. During periods of lower oil or natural gas prices, producers typically decrease their capital expenditures, which generally results in lower activity levels and revenues for equipment providers to the oil and gas industry.

Our results of operations have not historically reflected any material seasonal tendencies and we currently do not believe that seasonal fluctuations will have a material impact on us in the foreseeable future.

Markets, Customers and Competition

Our global customer base consists primarily of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national energy companies, independent producers and natural gas processors, gatherers and pipeline operators.

During the years ended December 31, 2015 and 2014, Archrock and Archrock Partners accounted for approximately 10% and 11%, respectively, of our total revenues. We expect to continue providing Archrock and Archrock Partners with certain manufactured products, including compressors, and we will depend on them for a significant amount of our product sales revenue. The loss of our business with Archrock or Archrock Partners, unless offset by additional product sales to other customers, or the inability or failure of Archrock or Archrock Partners to meet its payment obligations could have a material adverse effect on our business, results of operations and financial condition. See Note 15 to the Financial Statements for further discussion on transactions with affiliates. No other customer accounted for more than 10% of our revenues in 2015 and 2014. During the year ended December 31, 2013, no individual customer accounted for more than 10% of our revenues.

We currently operate in approximately 30 countries. We have product sales facilities in the U.S., Europe, Asia and the Middle East.

The businesses in which we operate are highly competitive. Overall, we experience considerable competition from companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole and to more readily take advantage of available opportunities. We believe we are competitive with respect to price, equipment availability, customer service, flexibility in meeting customer needs, technical expertise, quality and reliability of our compression, production and processing equipment and related services. We face vigorous competition throughout our businesses, with some firms competing with us in multiple businesses. In our product sales business, we have different competitors in the standard and custom-engineered equipment segments. Competitors in the standard equipment segment include several large companies and a large number of small, regional fabricators. Our competition in the custom-engineered segment consists mainly of larger companies with the ability to provide integrated projects and product support after the sale. The ability to manufacture large custom-engineered systems near the point of end-use is often a competitive advantage.

We expect to face increased competition as we seek to diversify our customer base and increase utilization of our service offerings.

We also expect to be able to offer certain of our products, including manufactured compressors, to prospective customers that were previously competitors of Archrock, which increases our prospective customer base and ability to diversify our revenue sources. In addition, in connection with the completion of the Spin-off, we entered into a supply agreement pursuant to which we provide Archrock and Archrock Partners with manufactured equipment.

The separation and distribution agreement contains certain noncompetition provisions addressing restrictions for a limited period of time after the Spin-off on our ability to provide contract operations services in the U.S. and on Archrock’s ability to provide contract operations services outside of the U.S. and product sales to customers worldwide, subject to certain exceptions.

Sources and Availability of Raw Materials

We manufacture natural gas compression and oil and natural gas production and processing equipment to provide contract operations services and to sell to third parties from components which we acquire from a wide range of vendors. These components represent a significant portion of the cost of our compressor and production and processing equipment products. In addition, we manufacture tanks for tank farms and critical process equipment for refinery and petrochemical facilities and other vessels used in the production, processing and treating of crude oil and natural gas. Steel prices can fluctuate widely and represent a significant portion of the cost of raw materials for these products. Increases in raw material costs cannot always be offset by increases in our products’ sales prices. While many of our materials and components are available from multiple suppliers at competitive prices, we obtain some of the components, including compressors and engines, used in our products from a limited group of suppliers. We occasionally experience long lead times for components, including compressors and engines, from our suppliers and, therefore, we may at times make purchases in anticipation of future orders.

Environmental and Other Regulations

Government Regulation

Our operations are subject to stringent and complex U.S. federal, state, local and international laws and regulations that could have a material impact on our operations or financial condition. Our operations are regulated under a number of laws governing, among other things, discharges of substances into the air, ground and regulated waters, the generation, transportation, treatment, storage and disposal of hazardous and non-hazardous substances, disclosure of information about hazardous materials used or produced in our operations, and occupational health and safety.

Compliance with these environmental laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory and remedial obligations, and the issuance of injunctions delaying or prohibiting operations. In certain circumstances, laws may impose strict, joint and several liability without regard to fault or the legality of the original conduct on classes of persons who are considered to be responsible for the release of hazardous substances into the environment. In addition, it is not uncommon for third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by hazardous substances or other pollutants released into the environment. We currently own or lease, and in the past have owned or leased, a number of properties that have been used in support of our operations for a number of years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons, hazardous substances, or other regulated wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such materials have been taken for disposal by companies sub-contracted by us. In addition, many of these properties have been previously owned or operated by third parties whose treatment and disposal or release of hydrocarbons, hazardous substances or other regulated wastes was not under our control. These properties and the materials released or disposed thereon may be subject to various laws that could require us to remove or remediate historical property contamination, or to perform certain operations to prevent future contamination. We are not currently under any order requiring that we undertake or pay for any cleanup activities. However, we cannot provide any assurance that we will not receive any such order in the future.

The clear trend in environmental regulation is to place more restrictions on activities that may affect the environment, and thus, any changes in these laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal, emission or remediation requirements could have a material adverse effect on our results of operations and financial position.

Employees

As of December 31, 2015, we had approximately 7,000 employees. Many of our employees outside of the U.S. are covered by collective bargaining agreements. We generally consider our relationships with our employees to be satisfactory.

Available Information

Our website address is www.exterran.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website, without charge, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (“SEC”). Information on our website is not incorporated by reference in this report or any of our other securities filings. Paper copies of our filings are also available, without charge, from Exterran Corporation, 4444 Brittmoore Road, Houston, Texas 77041, Attention: Investor Relations. Alternatively, the public may read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549.

Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers who file electronically with the SEC. The SEC’s website address is www.sec.gov.

Additionally, we make available free of charge on our website:

•	our Code of Business Conduct;

•	our Corporate Governance Principles; and

•	the charters of our audit, compensation and nominating and corporate governance committees.

Item 1A.  Risk Factors

As described in Part I (“Disclosure Regarding Forward-Looking Statements”), this report contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks actually occurs, our business, financial condition, results of operations and cash flows could be negatively impacted.

Risks Relating to Our Business

Continued low oil and natural gas prices could continue to depress or further decrease demand or pricing for our natural gas compression and oil and natural gas production and processing equipment and services and, as a result, adversely affect our business.

Our results of operations depend upon the level of activity in the global energy market, including oil and natural gas development, production, processing and transportation. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a sustained reduction in oil or natural gas prices or significant instability in energy markets. Even the perception of longer-term lower oil or natural gas prices by oil and natural gas exploration, development and production companies can result in their decision to cancel, reduce or postpone major expenditures or to reduce or shut in well production.

Global oil and U.S. natural gas prices have declined significantly since the third quarter of 2014. For example, the Henry Hub spot price for natural gas was $2.28 per MMBtu at December 31, 2015, which was approximately 27% and 47% lower than prices at December 31, 2014 and 2013, respectively, and the U.S. natural gas liquid composite price was approximately $4.72 per MMBtu for the month of November 2015, which was approximately 16% and 56% lower than prices for the months of December 2014 and 2013, respectively. These lower prices led to reduced drilling of gas wells in North America in 2015. In addition, the West Texas Intermediate crude oil spot price as of December 31, 2015 was approximately 31% and 62% lower than prices at December 31, 2014 and 2013, respectively, which led to reduced drilling of oil wells in 2015. More recently, West Texas Intermediate crude oil prices continued to decline during 2016, represented by a spot price decrease of 9% at January 31, 2016 compared to December 31, 2015. If oil or natural gas exploration and development activities do not improve in North America or other parts of the world, the level of production activity and the demand for our contract operations services, natural gas compression equipment and oil and natural gas production and processing equipment could continue to remain depressed or could further decrease, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. A reduction in demand for our products and services could also force us to reduce our pricing substantially, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, a reduction in demand for our products and services could result in our customers seeking to preserve capital by canceling contracts, canceling or delaying scheduled maintenance of their existing natural gas compression and oil and natural gas production and processing equipment, determining not to enter into new contract operations service contracts or purchase new compression and oil and natural gas production and processing equipment, or canceling or delaying orders for our products and services, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, third party booking activity levels for our manufactured products in each of our North America and international markets during the year ended December 31, 2015 have decreased by approximately 63% and 54%, respectively, compared to the year ended December 31, 2014, and each of our North America and international markets’ product sales backlog as of December 31, 2015 decreased by approximately 58% and 45%, respectively, compared to December 31, 2014. In periods of volatile commodity prices, the timing of any change in activity levels by our customers is difficult to predict. As a result, our ability to project the anticipated activity level for our business, and particularly our product sales segment, in 2016 and beyond is limited. If these reduced booking levels persist for a sustained period, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

The erosion of the financial condition of our customers could adversely affect our business.

Many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. A reduction in borrowing bases under reserve-based credit facilities, the lack of availability of debt or equity financing or other factors that negatively impact our customers’ financial condition could result in our customers seeking to preserve capital by reducing prices under or cancelling contracts with us, determining not to renew contracts with us, cancelling or delaying scheduled maintenance of their existing natural gas compression and oil and natural gas production and processing equipment, determining not to enter into contract operations agreements or not to purchase new compression and oil and natural gas production and processing equipment, or determining to cancel or delay orders for our products and services. Any such action by our customers would reduce demand for our products and services. Reduced demand for our products and services could adversely affect our business, financial condition, results of operations and cash flows. In addition, in the event of the financial failure of a customer, we could experience a loss on all or a portion of our outstanding accounts receivable associated with that customer.

Failure to maintain expense levels in line with activity decreases could adversely affect our business.

Given the significant reduction in industry capital spending since the third quarter of 2014 and the resulting decrease in demand for our products and services, we have and will continue to reduce our expense levels, including personnel head count and costs, to protect our profitability. Some of these expenses are difficult to reduce, and if we are not able to reduce them commensurate with the level of activity decreases, our profitability will be negatively impacted. Any failure to reduce these costs in a timely manner could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Failure to timely and cost-effectively execute on larger projects could adversely affect our business.

Some of our projects have a relatively larger size and scope than the majority of our projects, which can translate into more technically challenging conditions or performance specifications for our products and services. Contracts with our customers for these projects typically specify delivery dates, performance criteria and penalties for our failure to perform. Any failure to execute such larger projects in a timely and cost effective manner could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may incur losses on fixed-price contracts, which constitute a significant portion of our product sales business.

In connection with projects and services performed under fixed-price contracts, we generally bear the risk of cost over-runs, operating cost inflation, labor availability and productivity, and supplier and subcontractor pricing and performance, unless additional costs result from customer-requested change orders. Under both our fixed-price contracts and our cost-reimbursable contracts, we may rely on third parties for many support services, and we could be subject to liability for their failures. For example, we have experienced losses on certain large manufacturing projects that have negatively impacted our product sales results. Any failure to accurately estimate our costs and the time required for a fixed-price manufacturing project at the time we enter into a contract could have a material adverse effect on our business, financial condition, results of operations and cash flows.

There are many risks associated with conducting operations in international markets.

Our contract operations and aftermarket services businesses, and a portion of our product sales business, are conducted in countries outside the U.S. We operate in many countries. The countries with our largest contract operations businesses include Mexico, Brazil and Argentina. We are exposed to risks inherent in doing business in each of the countries where we operate. Our operations are subject to various risks unique to each country that could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, in 2009 Petroleos de Venezuela S.A. (“PDVSA”), the Venezuelan state-owned oil company, assumed control over substantially all of our assets and operations in Venezuela.

In April 2012, Argentina assumed control over its largest oil and gas producer, Yacimientos Petroliferos Fiscales (“YPF”). We had approximately 502,000 horsepower of compression in Argentina as of December 31, 2015, and we generated $172.0 million of revenue in Argentina, including $80.2 million of revenue from YPF, during the year ended December 31, 2015. As of December 31, 2015, $8.1 million of our cash was in Argentina. As is not uncommon during periods of low commodity prices, we have recently been requested to provide modest pricing reductions to YPF for certain of our services and reached a mutually acceptable agreement. This request for pricing reductions was unrelated to the nationalization of YPF, which has not had a direct impact on our business to date. We are unable to predict what further effect, if any, the nationalization of YPF will have on our business in Argentina going forward, or whether Argentina will nationalize additional businesses in the oil and gas industry; however, the nationalization of YPF, the nationalization of additional businesses or the taking of other actions listed below by Argentina could have a material adverse effect on our business, financial condition, results of operations and cash flows.

More generally in Argentina, the ongoing social, political, economic and legal climate has given rise to significant uncertainties about the country’s economic and political future. After the presidential election in late 2011, the Argentine government increasingly used foreign-exchange, price, trade and capital controls to attempt to address the country’s economic challenges. In recent years, Argentina’s regulations have at times restricted foreign exchange, including exchanging Argentine pesos for U.S. dollars in certain cases, and during these periods we were unable to freely repatriate cash from Argentina. In late 2015, following the election of a new president, some of the currency restrictions were lifted and we have been able to exchange Argentine pesos for U.S. dollars at market rates. However, if we experience restrictions in the future, the cash flow from our operations in Argentina may not be a reliable source of funding for our operations outside of Argentina, which could limit our ability to grow. Future restrictions on our ability to exchange Argentine pesos for U.S. dollars would also subject us to risk of currency devaluation on future earnings in Argentina. Following the easing of the restrictions in late 2015, the Argentine peso devalued by 32% against the U.S. dollar. During the year ended December 31, 2015, we recorded a $1.0 million foreign currency gain in our statements of operations from remeasuring foreign currency accounts into the functional currency in Argentina. Prior to the currency restrictions being lifted in Argentina in late 2015, we used Argentine pesos to purchase certain short-term investments in Argentine government issued U.S. dollar denominated bonds. The effective peso to U.S. dollar exchange rate embedded in the purchase price of $18.4 million of bonds purchased during the year ended December 31, 2015 resulted in our recognition of a loss of $4.9 million which is included in other (income) expense, net, in our statements of operations.

The Argentine government may adopt additional regulations or policies in the future that may impact, among other things, (i) the timing of and our ability to repatriate cash from Argentina to the U.S. and other jurisdictions, (ii) the value of our assets and business in Argentina and (iii) our ability to import into Argentina the materials necessary for our operations. Any such changes could have a material adverse effect on our operations in Argentina and may negatively impact our business, results of operations, financial condition and cash flows.

We generate a significant portion of our revenue in Mexico from Petroleos Mexicanos (“Pemex”). Pemex is a decentralized public entity of the Mexican government, and, therefore, the Mexican government controls Pemex, as well as its annual budget, which is approved by the Mexican Congress. The Mexican government may cut spending in the future. These cuts could adversely affect Pemex’s annual budget and its ability to engage us in the future or compensate us for our services. Recently, the Mexican government implemented an energy industry reform that will allow the government to grant non-Mexican companies the opportunity to enter into contracts and licenses to explore and drill for oil and natural gas in Mexico. Any impact from this reform on our business in Mexico is uncertain.

Also, during the past several years, incidents of security disruptions in many regions of Mexico have increased, including drug cartel related activity. Certain incidents of violence have occurred in regions we serve and have resulted in the temporary disruption of our operations. These disruptions could continue or increase in the future. To the extent that such security disruptions continue or increase, our operations will continue to be affected, and the levels of revenue and operating cash flow from our Mexican operations could be reduced.

We generate a significant portion of our revenue in Brazil from Petroleos Brasileiro (“Petrobras”), a government-controlled energy company. A significant number of senior executives at Petrobras resigned their positions in connection with a widely publicized corruption investigation. In addition, Petrobras recently announced further reductions to its long-term capital expenditures budget. We expect these developments to disrupt Petrobras’ operations in the near term, which could in turn adversely affect our business and results of operations in Brazil.

With respect to any particular country in which we operate, the risks inherent in our activities may include the following, the occurrence of any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows:

•	difficulties in managing international operations, including our ability to timely and cost effectively execute projects;

•	unexpected changes in regulatory requirements, laws or policies by foreign agencies or governments;

•	work stoppages;

•	training and retaining qualified personnel in international markets;

•	the burden of complying with multiple and potentially conflicting laws and regulations;

•	tariffs and other trade barriers;

•
actions by governments or national oil companies that result in the nullification or renegotiation on less than favorable terms of existing contracts, or otherwise result in the deprivation of contractual rights, and other difficulties in enforcing contractual obligations;

•
governmental actions that: result in restricting the movement of property or that impede our ability to import or export parts or equipment; require a certain percentage of equipment to contain local or domestic content; or require certain local or domestic ownership, control or employee ratios in order to do business in or obtain special incentives or treatment in certain jurisdictions;

•	foreign currency exchange rate risks, including the risk of currency devaluations by foreign governments;

•	difficulty in collecting international accounts receivable;

•	potentially longer receipt of payment cycles;

•
changes in political and economic conditions in the countries in which we operate, including general political unrest, the nationalization of energy related assets, civil uprisings, riots, kidnappings, violence associated with drug cartels and terrorist acts;

•	potentially adverse tax consequences or tax law changes;

•	currency controls or restrictions on repatriation of earnings;

•	expropriation, confiscation or nationalization of property without fair compensation;

•
the risk that our international customers may have reduced access to credit because of higher interest rates, reduced bank lending or a deterioration in our customers’ or their lenders’ financial condition;

•	complications associated with installing, operating and repairing equipment in remote locations;

•	limitations on insurance coverage;

•	inflation;

•	the geographic, time zone, language and cultural differences among personnel in different areas of the world; and

•	difficulties in establishing new international offices and the risks inherent in establishing new relationships in foreign countries.

In addition, we may expand our business in international markets where we have not previously conducted business. The risks inherent in establishing new business ventures, especially in international markets where local customs, laws and business procedures present special challenges, may affect our ability to be successful in these ventures or avoid losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are exposed to exchange rate fluctuations in the international markets in which we operate. A decrease in the value of any of these currencies relative to the U.S. dollar could reduce profits from international operations and the value of our international net assets.

We operate in many international countries. We anticipate that there will be instances in which costs and revenues will not be exactly matched with respect to currency denomination. We generally do not hedge exchange rate exposures, which exposes us to the risk of exchange rate losses. Gains and losses from the remeasurement of assets and liabilities that are receivable or payable in currency other than our subsidiaries’ functional currency are included in our statements of operations. In addition, currency fluctuations cause the U.S. dollar value of our international results of operations and net assets to vary with exchange rate fluctuations. This could have a negative impact on our business, financial condition or results of operations. In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations. Our material exchange rate exposure relates to intercompany loans to subsidiaries whose functional currencies are the Brazilian Real and the Euro, which loans carried balances of $60.6 million and $9.1 million U.S. dollars, respectively, as of December 31, 2015. In addition, Argentina’s regulations in recent years have at times restricted foreign exchange, including exchanging Argentine pesos for U.S. dollars in certain cases. In late 2015, following the election of a new president, some of the currency restrictions were lifted and we have been able to exchange Argentine pesos for U.S. dollars at market rates. Future restrictions on our ability to exchange Argentine pesos for U.S. dollars subject us to risk of currency devaluation on future earnings in Argentina. As of December 31, 2015, $8.1 million of our cash was in Argentina. As we expand geographically, we may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. Further, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against these risks.

We have a substantial amount of debt that could limit our ability to fund future growth and operations and increase our exposure to risk during adverse economic conditions.

At December 31, 2015, we had approximately $530.8 million in outstanding debt obligations. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors and those listed in the Disclosure Regarding Forward-Looking Statements section included in Part I of this report.

Our substantial debt and associated commitments could have important adverse consequences. For example, these commitments could:

•	make it more difficult for us to satisfy our contractual obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, acquisitions or other corporate requirements;

•	increase our vulnerability to interest rate fluctuations because the interest payments on our debt are based upon variable interest rates and can adjust based upon our credit statistics;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a disadvantage compared to our competitors that have less debt or less restrictive covenants in such debt; and

•	limit our ability to refinance our debt in the future or borrow additional funds.

If we are unable to refinance our term loan when due on acceptable terms, we may experience a material adverse effect on our liquidity and financial condition.

In October 2015, we entered into a $245.0 million term loan, which will mature in November 2017. At or prior to the time the term loan matures, we will be required to refinance it and may enter into one or more new facilities, which could result in higher borrowing costs, issue equity, which would dilute our existing shareholders, or otherwise raise the funds necessary to repay the outstanding principal amount under the term loan. In connection with the Spin-off, our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”), contributed to a subsidiary of Archrock the right to receive, promptly following the occurrence of a qualified capital raise, a $25.0 million cash payment. No assurance can be given that we will be able to enter into new facilities or issue equity in the future on attractive terms or at all. If we are unable to obtain financing on acceptable terms, or at all, to refinance the remaining principal amount outstanding under our term loan, we would need to take other actions, including selling assets or seeking strategic investments from third parties, potentially on unfavorable terms, and deferring capital expenditures or other discretionary uses of cash. To the extent that were are unable to refinance our term loan or are required to take any such other action, we would experience a material adverse effect on our liquidity and financial condition.

Covenants in our credit agreement may impair our ability to operate our business.

The credit agreement related to our $925.0 million credit facility, consisting of a $680.0 million revolving credit facility and a $245.0 million term loan facility, contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio of 2.25 to 1.00; a maximum total leverage ratio of 3.75 to 1.00 prior to the completion of a qualified capital raise and 4.50 to 1.00 thereafter; and, following the completion of a qualified capital raise, a maximum senior secured leverage ratio of 2.75 to 1.00. If we fail to remain in compliance with these restrictions and financial covenants, we would be in default under our credit agreement. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impact our ability to perform our obligations under our credit agreement, this could lead to a default. If the repayment obligations on any of our indebtedness were to be accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and our financial position would be materially adversely affected. As of December 31, 2015, we were in compliance with all financial covenants under our credit agreement.

We may be vulnerable to interest rate increases due to our floating rate debt obligations.

As of December 31, 2015, we had $530.0 million of outstanding borrowings that were effectively subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2015 would result in an annual increase in our interest expense of approximately $5.3 million.

The termination of or any price reductions under certain of our contract operations services contracts could have a material impact on our business.

The termination of or a demand by our customers to reduce prices under certain of our contract operations services contracts may lead to a reduction in our revenues and net income, which could have a material adverse effect upon our business, financial condition, results of operations and cash flows. In addition, we may be unable to renew, or enter into new, contracts with customers on favorable commercial terms, if at all. To the extent we are unable to renew our existing contracts or enter into new contracts on terms that are favorable to us or to successfully manage our overall contract mix over time, our business, results of operations and cash flows may be adversely impacted.

From time to time, we are subject to various claims, litigation and other proceedings that could ultimately be resolved against us, requiring material future cash payments or charges, which could impair our financial condition or results of operations.

The size, nature and complexity of our business make us susceptible to various claims, both in litigation and binding arbitration proceedings. We are currently, and may in the future become, subject to various claims, which, if not resolved within amounts we have accrued, could have a material adverse effect on our financial position, results of operations or cash flows. Similarly, any claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future.

We depend on particular suppliers and are vulnerable to product shortages and price increases.

Some of the components used in our products are obtained from a single source or a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases, inferior component quality and a potential inability to obtain an adequate supply of required components in a timely manner. We do not have long-term contracts with some of these sources, and the partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage our customer relationships. Further, a significant increase in the price of one or more of these components could have a negative impact on our results of operations.

We face significant competitive pressures that may cause us to lose market share and harm our financial performance.

Our businesses face intense competition and have low barriers to entry. Our competitors may be able to adapt more quickly to technological changes within our industry and changes in economic and market conditions and more readily take advantage of acquisitions and other opportunities. Our ability to renew or replace existing contract operations service contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors. If our competitors substantially increase the resources they devote to the development and marketing of competitive products, equipment or services or substantially decrease the price at which they offer their products, equipment or services, we may not be able to compete effectively.

In addition, we could face significant competition from new entrants into the compression services and product sales businesses. Some of our existing competitors or new entrants may expand or develop new compression units that would create additional competition for the products, equipment or services we provide to our customers.

We also may not be able to take advantage of certain opportunities or make certain investments because of our debt levels and our other obligations. As a U.S.-domiciled company, we may also face a higher corporate tax rate than our competitors that are domiciled in other jurisdictions. Any of these competitive pressures could have a material adverse effect on our business, financial condition and results of operations.

We may face challenges as a result of being a smaller, less diversified business than we were as part of Archrock prior to the Spin-off.

Because our business represents a subset of Archrock’s business immediately prior to the Spin-off, we have access to a smaller pool of assets, fewer personnel and less operational diversity, among other challenges, than we did as a part of Archrock. As a result, we may be unable to attract or retain customers that prefer to contract with more diversified companies that are able to operate on a larger scale than us. Our inability to attract or retain such customers may negatively impact our business and cause our financial condition and results of operations to suffer. In addition, as a smaller and less diversified business we may be more adversely impacted by changes in our business than we would have been had we remained a part of Archrock.

Our operations entail inherent risks that may result in substantial liability. We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

Our operations entail inherent risks, including equipment defects, malfunctions and failures and natural disasters, which could result in uncontrollable flows of natural gas or well fluids, fires and explosions. These risks may expose us, as an equipment operator and developer, to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. The insurance we carry against many of these risks may not be adequate to cover our claims or losses. In addition, we are substantially self-insured for workers’ compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Further, insurance covering the risks we expect to face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, financial condition and results of operations could be negatively impacted.

Cyber-attacks or terrorism could affect our business.

We may be adversely affected by problems such as cyber-attacks, computer viruses or terrorism that may disrupt our operations and harm our operating results. Our industry requires the continued operation of sophisticated information technology systems and network infrastructure. Despite our implementation of security measures, our technology systems are vulnerable to disability or failures due to hacking, viruses, acts of war or terrorism and other causes. If our information technology systems were to fail and we were unable to recover in a timely way, we might be unable to fulfill critical business functions, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, our assets may be targets of terrorist activities that could disrupt our ability to service our customers. We may be required by our regulators or by the future terrorist threat environment to make investments in security that we cannot currently predict. The implementation of security guidelines and measures and maintenance of insurance, to the extent available, addressing such activities could increase costs. These types of events could materially adversely affect our business and results of operations. In addition, these types of events could require significant management attention and resources, and could adversely affect our reputation among customers and the public.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), similar worldwide anti-bribery laws and trade control laws. If we are found to have violated the FCPA or other legal requirements, we may be subject to criminal and civil penalties and other remedial measures, which could materially harm our reputation, business, results of operations, financial condition and liquidity.

Our international operations require us to comply with U.S. and international laws and regulations, including those involving anti-bribery and anti-corruption. For example, the FCPA and similar laws and regulations prohibit improper payments to foreign officials for the purpose of obtaining or retaining business or gaining any business advantage.

We operate in many parts of the world that experience high levels of corruption, and our business brings us in frequent contact with foreign officials. Our compliance policies and programs mandate compliance with all applicable anti-corruption laws but may not be completely effective in ensuring our compliance. Our training and compliance program and our internal control policies and procedures may not always protect us from violations committed by our employees or agents. Actual or alleged violations of these laws could disrupt our business and cause us to incur significant legal expenses, and could result in a material adverse effect on our reputation, business, results of operations, financial condition and liquidity. If we are found to be liable for FCPA or other anti-bribery law violations due to our own acts or omissions or due to the acts or omissions of others (including our joint venture partners, agents or other third party representatives), we could suffer from severe civil and criminal penalties or other sanctions, which could materially harm our reputation, business, results of operations, financial condition and liquidity. Separately, we may face competitive disadvantages if our competitors are able to secure business, licenses or other advantages by making payments or using other methods that are prohibited by U.S. and international laws and regulations.

We also are subject to other laws and regulations governing our operations, including regulations administered by the U.S. Department of Treasury’s Office of Foreign Asset Control and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries and persons and customs requirements. Trade control laws are complex and constantly changing. Our compliance policies and programs increase our cost of doing business and may not work effectively to ensure our compliance with trade control laws. If we undergo an investigation of potential violations of trade control laws by U.S. or foreign authorities or if we fail to comply with these laws, we may incur significant legal expenses or be subject to criminal and civil penalties and other sanctions and remedial measures, which could have a material adverse impact on our reputation, business, results of operations, financial condition and liquidity.

Tax legislation and administrative initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

We operate in locations throughout the U.S. and internationally and, as a result, we are subject to the tax laws and regulations of U.S. federal, state, local and foreign governments. From time to time, various legislative or administrative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our tax provision or tax payments will not be adversely affected by these initiatives. In addition, U.S. federal, state and local and international tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. Changes to our tax positions resulting from tax legislation and administrative initiatives or challenges from taxing authorities could adversely affect our results of operations and financial condition.

U.S. federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells, and adversely affect demand for our products.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil, from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing is typically regulated by state agencies, but recently, there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate U.S. federal, state and local legislation that would increase the regulatory burden imposed on hydraulic fracturing.

For example, at the U.S. federal level, the EPA issued an Advance Notice of Proposed Rulemaking to collect data on chemicals used in hydraulic fracturing operations under Section 8 of the Toxic Substances Control Act, and proposed regulations under the CWA governing wastewater discharges from hydraulic fracturing and certain other natural gas operations. Also, the U.S. Department of the Interior released a final rule that updates existing regulation of hydraulic fracturing activities on U.S. federal lands, including requirements for chemical disclosure, wellbore integrity and handling of flowback water. The final rule was expected to be effective on June 24, 2015, but, on September 30, 2015, a federal district court issued a preliminary injunction preventing implementation of the rule. In addition, several governmental reviews are underway that focus on environmental aspects of hydraulic fracturing activities. In June 2015, the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water sources in the U.S., although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water sources. The draft report is expected to be finalized after a public comment period and a formal review by EPA’s Science Advisory Board. In addition, the White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The results of this study or similar governmental reviews could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act of 1974 or otherwise.

At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. For example in May 2013, the Texas Railroad Commission adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of, or prohibiting the performance of, drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities and perhaps even be precluded from drilling wells. Any such restrictions could reduce demand for our products, and as a result could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to a variety of governmental regulations; failure to comply with these regulations may result in administrative, civil and criminal enforcement measures and changes in these regulations could increase our costs or liabilities.

We are subject to a variety of U.S. federal, state, local and international laws and regulations relating to, for example, export controls, currency exchange, labor and employment and taxation. Many of these laws and regulations are complex, change frequently, are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. From time to time, as part of our operations we may be subject to compliance audits by regulatory authorities in the various countries in which we operate. Our failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties, imposition of remedial requirements and issuance of injunctions as to future compliance, any of which may have a negative impact on our financial condition, profitability and results of operations.

We are subject to a variety of environmental, health and safety regulations. Failure to comply with these regulations may result in administrative, civil and criminal enforcement measures and changes in these regulations could increase our costs or liabilities.

We are subject to a variety of U.S. federal, state, local and international laws and regulations relating to the environment, and worker health and safety. These laws and regulations are complex, change frequently, are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. Failure to comply with these laws and regulations may result in administrative, civil and criminal enforcement measures, including assessment of monetary penalties, imposition of remedial requirements and issuance of injunctions as to future compliance. Certain of these laws also may impose joint and several and strict liability for environmental contamination, which may render us liable for remediation costs, natural resource damages and other damages as a result of our conduct that may have been lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties. In addition, where contamination may be present, it is not uncommon for neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with new information, changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations could be substantial and could negatively impact our financial condition, profitability and results of operations.

We may need to apply for or amend facility permits or licenses from time to time with respect to storm water or wastewater discharges, waste handling, or air emissions relating to manufacturing activities or equipment operations, which subjects us to new or revised permitting conditions. These permits and authorizations may contain numerous compliance requirements, including monitoring and reporting obligations and operational restrictions, such as emission limits, which may be onerous or costly to comply with. In addition, certain of our customer service arrangements may require us to operate, on behalf of a specific customer, petroleum storage units such as underground tanks or pipelines and other regulated units, all of which may impose additional compliance and permitting obligations. Given the large number of facilities in which we operate, and the numerous environmental permits and other authorizations that are applicable to our operations, we may occasionally identify or be notified of technical violations of certain requirements existing in various permits or other authorizations. Occasionally, we have been assessed penalties for our non-compliance, and we could be subject to such penalties in the future.

The modification or interpretation of existing environmental, health and safety laws or regulations, the more vigorous enforcement of existing laws or regulations, or the adoption of new laws or regulations may also negatively impact oil and natural gas exploration and production, gathering and pipeline companies, including our customers, which in turn could have a negative impact on us.

Risks Relating to the Spin-off

We may not realize some or all of the benefits we expected to achieve from our separation from Archrock.

The expected benefits from our separation from Archrock include the following:

•
focusing on profitable growth in strategic markets and positioning us and our shareholders to benefit from the continued build-out of the global energy infrastructure and the redevelopment currently underway in North America;

•
in our international services businesses, relatively stable cash flows due to our exposure to the production phase of oil and gas development, as compared to drilling and completion related energy service and product providers;

•	limited capital expenditures in our product sales business;

•	financial flexibility to enable investment in value-creating contract operations projects; and

•	expanding our potential product sales customer base to include companies in the U.S. contract compression business that have historically been Archrock’s competitors.

We may not achieve the anticipated benefits from our separation for a variety of reasons. For example, we may be unsuccessful in executing our strategy of expanding our product sales customer base to include competitors of Archrock because these prospective customers may have long-standing relationships with existing providers of similar products or services. The availability of shares of our common stock for use as consideration for acquisitions also will not ensure that we will be able to successfully pursue acquisitions or that any acquisitions will be successful. Moreover, even with equity compensation tied to our business we may not be able to attract and retain employees as desired. We also may not fully realize the anticipated benefits from our separation if any of the matters identified as risks in this “Risk Factors” section were to occur. If we do not realize the anticipated benefits from our separation for any reason, our business may be materially adversely affected.

Our historical combined financial information may not be representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results.

The historical combined financial information for periods prior to the Spin-off that we have included in this annual report has been derived from Archrock’s accounting records and may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent, stand-alone entity during the periods presented or those that we will achieve in the future. Archrock did not account for us, and we were not operated, as a separate, stand-alone company for the historical periods presented. The costs and expenses reflected in our historical financial information include an allocation for certain functions historically provided by Archrock, including expense allocations for: (1) certain functions historically provided by Archrock, including, but not limited to finance, legal, risk management, tax, treasury, information technology, human resources, and certain other shared services, (2) certain employee benefits and incentives and (3) share-based compensation, that may be different from the comparable expenses that we would have incurred had we operated as a stand-alone company. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated based on estimated time spent by Archrock personnel, a pro-rata basis of revenues, headcount or other relevant measures of our business and Archrock and its subsidiaries. We have not adjusted our historical combined financial information to reflect changes that have occurred in our cost structure and operations as a result of the Spin-off, including increased costs associated with an independent board of directors, SEC reporting and the requirements of the NYSE. Therefore, our historical financial information may not necessarily be indicative of what our financial position, results of operations or cash flows will be in the future.

Our costs will increase as a result of operating as a public company, and our management is required to devote substantial time to complying with public company regulations.

We have historically operated our businesses as part of a public company. As a stand-alone public company, we now incur additional legal, accounting, compliance and other expenses that we have not incurred historically. As a result of the Spin-off, we are obligated to file with the SEC annual and quarterly information and other reports that are specified in Section 13 and other sections of the Exchange Act. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we are also subject to other reporting and corporate governance requirements, including certain requirements of the NYSE, and certain provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), and the regulations promulgated thereunder, which will impose significant compliance obligations upon us.

We are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to comply with evolving laws, regulations and standards in this regard are likely to result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. These changes will require a significant commitment of our management and resources. We may not be successful in implementing these requirements and implementing them could materially adversely affect our business, results of operations and financial condition. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis could be impaired. If we do not implement such requirements in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NYSE. Any such action could harm our reputation and the confidence of investors and customers in our company and could materially adversely affect our business and cause our share price to fall.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject and may strain our resources.

Our businesses have historically been operated as part of Archrock, and we were not subject to separate reporting requirements prior to the Spin-off. Following the Spin-off, we utilize our own resources and personnel to meet reporting and other obligations under the Exchange Act, including the requirements of Section 404 of Sarbanes-Oxley, which will require, beginning with the filing of our Annual Report on Form 10-K for the year ending December 31, 2016, annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm expressing an opinion on the effectiveness of our internal control over financial reporting. In addition, we are required to file periodic reports with the SEC under the Exchange Act. These obligations will place significant demands on our management and administrative and operational resources, including accounting resources.

To comply with these requirements, we anticipate that we may need to upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire certain additional accounting and finance personnel. We expect to incur additional annual expenses related to these steps and, among other things, directors and officers liability insurance, director fees, SEC reporting, transfer agent fees, increased auditing and legal fees and similar expenses, which expenses may be significant. If we are unable to upgrade our financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have an adverse effect on our business, financial condition and results of operations.

As a result of the Spin-off, we and Archrock are subject to certain noncompetition restrictions, which may limit our ability to grow our business.

In connection with the completion of the Spin-off, we entered into a separation and distribution agreement with Archrock that contains certain noncompetition provisions addressing restrictions for a limited period of time after the Spin-off on our ability to provide contract operations and aftermarket services in the U.S. and on Archrock’s ability to provide contract operations and aftermarket services outside of the U.S. and product sales to customers worldwide, subject to certain exceptions. These restrictions limit our ability to attract new contract operations and aftermarket services customers in the U.S., which will limit our ability to grow our business.

In addition, if we are unable to enforce the limitations on Archrock’s ability to provide certain contract operations, aftermarket services and product sales, we may lose prospective customers to Archrock, which could cause our results of operations and cash flows to suffer.

We and Archrock provide one another with certain services under the transition services agreement that may require us to divert resources from our business, which in turn may negatively impact our business, financial condition and results of operations.

In connection with the completion of the Spin-off, we and Archrock entered into a transition services agreement under which each party will compensate the other for the provision of various administrative services and assets to such other party for specified periods beginning on the Spin-off date. The personnel performing services for Archrock under the transition services agreement are employees and/or independent contractors of ours. In the course of performing our obligations under the transition services agreements, we will allocate certain of our resources, including assets, facilities, equipment and the time and attention of our management and personnel for the benefit of Archrock’s business and not ours, which may negatively impact our business, financial condition and results of operations.

Archrock provides installation, start-up, commissioning and other services to us or our customers on our behalf.

Historically, we have had access to field technicians employed by Archrock to perform the installation and other services we require. In certain cases, we now rely on some of Archrock’s technicians to provide installation, start-up, commissioning and other services to us or our customers on our behalf pursuant to the services agreement we entered into with Archrock on arm’s length terms in connection with the completion of the Spin-off. If Archrock is unable to satisfy its obligations to us or on our behalf under our commercial agreements with our customers for any reason, we may be unable to provide services required by our customers who purchase our products and therefore our sales and revenues may decline and our financial condition, results of operations and cash flows may be negatively impacted. In addition, should the services provided by Archrock not meet our standards or the standards of our customers, we may be subject to claims by our customers relating to damages incurred in connection with any such substandard performance. These claims could cause increased expenses and harm our reputation, which could negatively impact our financial condition, results of operations and cash flows. In addition, we provide certain engineering, start-up, commissioning, preservation and other services to Archrock or its customers on behalf of Archrock pursuant to a reciprocal services agreement we entered into with Archrock. The provision of such services under the reciprocal services agreement requires us to allocate certain of our resources, including assets, facilities, equipment and the time and attention of our management and personnel for the benefit of Archrock’s business and not ours, which may negatively impact our business, financial condition and results of operations.

We provide Archrock and Archrock Partners with certain manufactured products, including compressors, and we depend on Archrock and Archrock Partners for a significant amount of our product sales revenues.

As a result of the Spin-off, Archrock and Archrock Partners are among our largest customers and are expected to generate significant product sales revenues for us. Therefore, we are indirectly subject to the operational and business risks of Archrock and Archrock Partners. If either Archrock or Archrock Partners is unable to satisfy its obligations or reduces its demand under our commercial agreements for any reason, our revenues would decline and our financial condition, results of operations and cash flows could be adversely affected. Further, we have no control over Archrock or Archrock Partners, and either Archrock or Archrock Partners may elect to pursue a business strategy that does not favor us or our business.

Certain members of our board and management could have conflicts of interest because of their prior relationships with Archrock.

Following the Spin-off, certain members of our board and management may own shares of common stock of Archrock and/or hold equity awards covering shares of common stock of Archrock because of their prior relationships with Archrock. This share and equity award ownership could create, or appear to create, potential conflicts of interest when our directors and executive officers are faced with decisions that could have different implications for our company and Archrock.

We may increase our debt or raise additional capital in the future, which could affect our financial condition, may decrease our profitability or could dilute our shareholders.

We may increase our debt or raise additional capital in the future, subject to restrictions in our credit agreement. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of preferred stock, the terms of the debt or preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, our shareholders’ ownership in us would be diluted. If we are unable to raise additional capital when needed, it could affect our financial health, which could negatively affect our shareholders.

We are subject to continuing contingent tax liabilities of Archrock.

Certain tax liabilities of Archrock may become our obligations. Under the Code and the related rules and regulations, each corporation that was a member of the Archrock consolidated U.S. federal income tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the Spin-off is jointly and severally liable for the U.S. federal income tax liability of the entire Archrock consolidated tax reporting group for that taxable period. In connection with the Spin-off, we entered into a tax matters agreement with Archrock that allocates the responsibility for prior period taxes of the Archrock consolidated tax reporting group between us and Archrock. If Archrock is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes.

The tax treatment of the Spin-off is subject to uncertainty. If the Spin-off does not qualify as a transaction that is tax-free for U.S. federal income tax purposes, we, Archrock and our shareholders could be subject to significant tax liability and, in certain circumstances, we could be required to indemnify Archrock for material taxes pursuant to indemnification obligations under the tax matters agreement.

If the Spin-off is determined to be taxable for U.S. federal income tax purposes, then we, Archrock and/or our shareholders could be subject to significant tax liability. Archrock obtained an opinion of Latham & Watkins LLP substantially to the effect that, for U.S. federal income tax purposes, the Spin-off should qualify as a reorganization under Sections 355 and 368(a)(1)(D) of the Code, subject to certain qualifications and limitations. Accordingly, for U.S. federal income tax purposes, Archrock should not recognize any material gain or loss and our shareholders generally should recognize no gain or loss or include any amount in taxable income (other than with respect to cash received in lieu of fractional shares) as a result of the Spin-off.

Notwithstanding the opinion, the Internal Revenue Service (the “IRS”) could determine on audit that the Spin-off should be treated as a taxable transaction if it determines that any of the facts, assumptions, representations or undertakings we or Archrock has made is not correct or has been violated, or that the Spin-off should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the Spin-off. If the Spin-off ultimately is determined to be taxable, the Spin-off could be treated as a taxable dividend or capital gain to shareholders for U.S. federal income tax purposes, and shareholders could incur significant U.S. federal income tax liabilities. In addition, Archrock would recognize gain in an amount equal to the excess of the fair market value of shares of our common stock distributed to Archrock shareholders on the Spin-off date over Archrock’s tax basis in such shares of our common stock, and Archrock could incur other significant U.S. federal income tax liabilities.

Under the terms of the tax matters agreement that we entered into with Archrock in connection with the Spin-off, if the Spin-off were determined to be taxable, we may be responsible for all taxes imposed on Archrock as a result thereof if such determination was the result of actions taken after the Spin-off by or in respect of us, any of our affiliates or our shareholders and we may be responsible for 50% of such taxes imposed on Archrock as a result thereof if such determination was not the result of actions taken by us or Archrock. Our obligations under the tax matters agreement are not limited in amount or subject to any cap. Further, even if we are not responsible for tax liabilities of Archrock and its subsidiaries under the tax matters agreement, we nonetheless could be liable under applicable tax law for such liabilities if Archrock were to fail to pay them. If we are required to pay any liabilities under the circumstances set forth in the tax matters agreement or pursuant to applicable tax law, the amounts may be significant.

We might not be able to engage in desirable strategic transactions and equity issuances because of certain restrictions relating to requirements for a tax-free Spin-off.

Our ability to engage in significant equity transactions could be limited or restricted in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the Spin-off. Even if the Spin-off otherwise qualifies for tax-free treatment under Section 355 of the Code, it may result in corporate-level taxable gain to Archrock under Section 355(e) of the Code if there is a 50% or greater change in ownership, by vote or value, of shares of our stock, Archrock’s stock or the stock of a successor of either occurring as part of a plan or series of related transactions that includes the Spin-off. Any acquisitions or issuances of our stock or Archrock’s stock within two years after the Spin-off are generally presumed to be part of such a plan, although we or Archrock may be able to rebut that presumption.

Under the tax matters agreement that we entered into with Archrock, we are prohibited from taking or failing to take any action that prevents the Spin-off from being tax-free. Further, during the two-year period following the Spin-off, without obtaining the consent of Archrock, a private letter ruling from the IRS or an unqualified opinion of a nationally recognized law firm, we may be prohibited from taking certain specified actions that could impact the treatment of the Spin-off.

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. Moreover, the tax matters agreement also provides that we are responsible for any taxes imposed on Archrock or any of its affiliates as a result of the failure of the Spin-off to qualify for favorable treatment under the Code if such failure is attributable to certain actions taken after the Spin-off by or in respect of us, any of our affiliates or our shareholders.

Our prior and continuing relationship with Archrock exposes us to risks attributable to businesses of Archrock.

Archrock is obligated to indemnify us for losses that third parties may seek to impose upon us or our affiliates for liabilities relating to the business of Archrock that are incurred through a breach of the separation and distribution agreement or any ancillary agreement by Archrock or its affiliates other than us, or losses that are attributable to Archrock in connection with the Spin-off or are not expressly assumed by us under our agreements with Archrock. Any claims made against us that are properly attributable to Archrock in accordance with these arrangements would require us to exercise our rights under our agreements with Archrock to obtain payment from Archrock. We are exposed to the risk that, in these circumstances, Archrock cannot, or will not, make the required payment.

In connection with our separation from Archrock, Archrock will indemnify us for certain liabilities, and we will indemnify Archrock for certain liabilities. If we are required to act on these indemnities to Archrock, we may need to divert cash to meet those obligations, and our financial results could be negatively impacted. In the case of Archrock’s indemnity, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or as to Archrock’s ability to satisfy its indemnification obligations.

Pursuant to the separation and distribution agreement and other agreements with Archrock, Archrock has agreed to indemnify us for certain liabilities, and we have agreed to indemnify Archrock for certain liabilities, in each case for uncapped amounts, as discussed further in our Registration Statement. Also pursuant to the separation and distribution agreement, we have agreed to use our commercially reasonable efforts to remove Archrock as a party to certain of our contracts with third parties, which may result in a renegotiation of such contracts on terms that are less favorable to us. In the event that Archrock remains as a party, we expect to indemnify Archrock for any liabilities relating to such contracts. Indemnities that we may be required to provide Archrock will not be subject to any cap, may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the Spin-off.

With respect to Archrock’s, agreement to indemnify us, there can be no assurance that the indemnity from Archrock will be sufficient to protect us against the full amount of such liabilities, or that Archrock will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Archrock any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, cash flows, results of operations and financial condition.

The Spin-off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.

The Spin-off is subject to review under various state and federal fraudulent conveyance laws. Under these laws, if a court in a lawsuit by an unpaid creditor or an entity vested with the power of such creditor (including without limitation a trustee or debtor-in-possession in a bankruptcy by us or Archrock or any of our respective subsidiaries) were to determine that Archrock or any of its subsidiaries did not receive fair consideration or reasonably equivalent value for distributing our common stock or taking other action as part of the Spin-off, or that we or any of our subsidiaries did not receive fair consideration or reasonably equivalent value for incurring indebtedness, including the borrowings incurred by us under the new credit facility in connection with the Spin-off, transferring assets or taking other action as part of the Spin-off and, at the time of such action, we, Archrock or any of our respective subsidiaries (i) was insolvent or would be rendered insolvent, (ii) lacked reasonably sufficient capital to carry on its business and all business in which it intended to engage or (iii) intended to incur, or believed it would incur, debts beyond its ability to repay such debts as they would mature, then such court could void the Spin-off as a constructive fraudulent transfer. If such court made this determination, the court could impose a number of different remedies, including without limitation, voiding our liens and claims against Archrock, or providing Archrock with a claim for money damages against us in an amount equal to the difference between the consideration received by Archrock and the fair market value of our company at the time of the Spin-off.

The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction’s law is applied. Generally, however, an entity would be considered insolvent if the present fair saleable value of its assets is less than (i) the amount of its liabilities (including contingent liabilities) or (ii) the amount that will be required to pay its probable liabilities on its existing debts as they become absolute and mature. No assurance can be given as to what standard a court would apply to determine insolvency or that a court would determine that we, Archrock or any of our respective subsidiaries were solvent at the time of or after giving effect to the Spin-off, including the distribution of our common stock.

Under the separation and distribution agreement, each of Archrock and we are responsible for the debts, liabilities and other obligations related to the business or businesses which it owns and operates following the consummation of the Spin-off. Although we do not expect to be liable for any such obligations not expressly assumed by us pursuant to the separation and distribution agreement, it is possible that a court would disregard the allocation agreed to between the parties, and require that we assume responsibility for obligations allocated to Archrock, particularly if Archrock were to refuse or were unable to pay or perform the subject allocated obligations.

Risks Relating to Ownership of Our Common Stock

The market price and trading volume of our common stock may be volatile.

The market price of our stock may be influenced by many factors, some of which are beyond our control, including the following:

•	the inability to meet the financial estimates of analysts who follow our common stock;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

•	variations in our quarterly operating results and those of our competitors;

•	general economic and stock market conditions;

•	risks relating to our business and our industry, including those discussed above;

•	changes in conditions or trends in our industry, markets or customers;

•	cyber-attacks or terrorist acts;

•	future sales of our common stock or other securities; and

•	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives.

These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

The trading market for our common stock and our stock price is influenced from coverage by, and the recommendations of, securities or industry analysts, and unfavorable or insufficient coverage could cause our stock price to decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, if we fail to meet the expectations of these analysts or if one or more of these analysts change their recommendations regarding our stock or our business, our stock price may decline.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternate forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws, in each case, as amended from time to time, or (iv) any action asserting a claim governed by the internal affairs doctrine, shall be the Court of Chancery of the State of Delaware, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provision. This forum selection provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable or cost-effective for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following table describes the material facilities we owned or leased as of December 31, 2015:

Location	Status	Square Feet	Uses
Houston, Texas	Owned	261,600	Corporate office, product sales
Camacari, Brazil	Owned	86,112	Contract operations and aftermarket services
Neuquen, Argentina	Owned	43,233	Contract operations and aftermarket services
Reynosa, Mexico	Owned	28,523	Contract operations and aftermarket services
Santa Cruz, Bolivia	Leased	22,017	Contract operations and aftermarket services
Bangkok, Thailand	Leased	36,611	Aftermarket services
Port Harcourt, Nigeria	Leased	19,031	Aftermarket services
Broken Arrow, Oklahoma	Owned	141,549	Product sales
Columbus, Texas	Owned	219,552	Product sales
Hamriyah Free Zone, UAE	Leased	212,742	Product sales
Houston, Texas	Owned	343,750	Product sales
Mantova, Italy	Owned	654,397	Product sales
Singapore, Singapore	Leased	111,693	Product sales

Item 3.  Legal Proceedings

In the ordinary course of business, we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from any of these actions will not have a material adverse effect on our financial position, results of operations or cash flows. However, because of the inherent uncertainty of litigation and arbitration proceedings, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange under the stock symbol “EXTN.” Our common stock was traded on a “when-issued” basis starting on October 26, 2015, and started “regular-way” trading on the NYSE on November 4, 2015. Prior to November 4, 2015, there was no public market for our common stock. The following table sets forth the range of high and low sale prices for our common stock for the period indicated.

	Price Range
	High	Low
Year Ended December 31, 2015
Fourth Quarter (beginning on November 4, 2015)	$18.90	$13.29

On February 11, 2016, the closing price of our common stock was $13.37 per share. As of February 11, 2016, there were approximately 1,076 holders of record of our common stock.

We have not paid, and we do not currently anticipate paying cash dividends on our common stock. Instead, we intend to retain our future earnings to support the growth and development of our business. The declaration of any future cash dividends and, if declared, the amount of any such dividends, will be subject to our financial condition, earnings, capital requirements, financial covenants, applicable law and other factors our board of directors deems relevant. Therefore, there can be no assurance as to what level of dividends, if any, will be paid in the future. For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) of this report.

Comparison of Cumulative Total Return

The performance graph below shows the cumulative total stockholder return on our common stock, compared with the S&P 500 Composite Stock Price Index (the “S&P 500 Index”) and the Oilfield Service Index (the “OSX”) over the period from November 4, 2015, the first day of trading volume, to December 31, 2015. The results are based on an investment of $100 in each of our common stock, the S&P 500 Index and the OSX. The graph assumes the reinvestment of dividends and adjusts all closing prices and dividends for stock splits.

120
100
80
60
40
20
0
Dollars
11/4/2015
11/30/2015
12/31/2015
EXTN
S&P 500
OSX

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchase of Equity Securities

The following table summarizes our repurchases of equity securities during the three months ended December 31, 2015:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
October 1, 2015 - November 3, 2015	N/A	N/A	N/A	N/A
November 4, 2015 - November 30, 2015	—	$—	N/A	N/A
December 1, 2015 - December 31, 2015	3,389	16.05	N/A	N/A
Total	3,389	$16.05	N/A	N/A

(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

Item 6.  Selected Financial Data

The following table presents certain selected historical consolidated and combined financial information as of and for each of the years in the five-year period ended December 31, 2015. The selected historical consolidated and combined financial data as of December 31, 2014 and 2013 and for each of the years in the years ended December 31, 2015, 2014 and 2013 has been derived from our audited Financial Statements included elsewhere in this report. The selected historical combined financial data as of December 31, 2013 and for the year ended December 31, 2012 has been derived from our audited combined financial statements included in our Registration Statement. The selected historical combined financial data as of December 31, 2012 and 2011 and for the year ended December 31, 2011 has been derived from our unaudited combined financial statement data included in our Registration Statement. Management believes that the unaudited combined financial data has been prepared on the same basis as the audited combined financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the information for the periods presented.

Our Spin-off from Archrock was completed on November 3, 2015. Selected financial data for periods prior to the Spin-off represent the combined results of Archrock’s international services and product sales businesses. The combined financial data may not be indicative of our future performance and does not necessarily reflect the financial condition and results of operations we would have realized had we operated as a separate, stand-alone entity during the periods presented, including changes in our operations as a result of our Spin-off from Archrock. As discussed in Note 3 to our Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations business and Canadian contract operations and aftermarket services businesses (“Canadian Operations”). Those results are reflected in discontinued operations for all periods presented. The selected financial data presented below should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements contained in this report.

	Years Ended December 31,
(in thousands, except per share data)	2015	2014	2013	2012	2011
Statement of Operations Data:
Revenues	$1,869,943	$2,172,754	$2,415,473	$2,068,724	$1,840,357
Cost of sales (excluding depreciation and amortization expense)	1,379,024	1,575,885	1,831,957	1,584,118	1,423,726
Selling, general and administrative	223,007	267,493	264,890	269,812	259,562
Depreciation and amortization	157,817	173,803	140,029	167,499	171,301
Long-lived asset impairment	20,788	3,851	11,941	5,197	352
Restructuring and other charges	32,100	—	—	3,892	7,131
Goodwill impairment	—	—	—	—	164,813
Interest expense	7,271	1,905	3,551	5,318	4,373
Equity in (income) loss of non-consolidated affiliates	(15,152)	(14,553)	(19,000)	(51,483)	471
Other (income) expense, net	34,837	7,222	(1,966)	5,638	(313)
Provision for income taxes	40,172	77,833	97,367	26,226	31,148
Income (loss) from continuing operations	(9,921)	79,315	86,704	52,507	(222,207)
Income (loss) from discontinued operations, net of tax	56,132	73,198	66,149	66,843	(10,105)
Net income (loss)	46,211	152,513	152,853	119,350	(232,312)
Income (loss) from continuing operations per common share (1):
Basic	$(0.29)	$2.31	$2.53	$1.53	$(6.48)
Diluted	$(0.29)	$2.31	$2.53	$1.53	$(6.48)
Weighted average common shares outstanding used in income (loss) per common share (1):
Basic	34,288	34,286	34,286	34,286	34,286
Diluted	34,288	34,286	34,286	34,286	34,286
Other Financial Data:
Gross margin (2)	$490,919	$596,869	$583,516	$484,606	$416,631
EBITDA, as adjusted (2)	$262,059	$326,729	$324,905	$216,562	$171,556
Capital expenditures:
Contract Operations Equipment:
Growth (3)	$105,169	$97,931	$36,468	$107,658	$35,846
Maintenance (4)	27,282	24,377	21,591	22,530	14,369
Other	26,474	35,546	42,136	34,602	32,332
Balance Sheet Data:
Cash and cash equivalents	$29,032	$39,361	$35,194	$34,167	$21,454
Working capital (5)(6)	498,066	433,341	335,451	305,620	332,167
Property, plant and equipment, net	899,402	954,811	965,196	1,031,928	1,007,685
Total assets	1,842,359	2,032,823	1,999,211	2,133,502	2,153,944
Long-term debt	525,593	1,107	1,539	—	140
Total stockholders’ equity	909,859	1,451,822	1,373,904	1,407,394	1,450,828

(1)
For the periods prior to November 3, 2015, the average number of common shares outstanding used to calculate basic and diluted net income (loss) per common share was based on 34,286,267 shares of our common stock that were distributed by Archrock in the Spin-off on November 3, 2015.

(2)
Gross margin and EBITDA, as adjusted, are non-GAAP financial measures. Gross margin and EBITDA, as adjusted, are defined, reconciled to net income (loss) and discussed further below under “Non-GAAP Financial Measures.”

(3)
Growth capital expenditures are made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue generating capabilities of existing or new assets, whether through construction, acquisition or modification. The majority of our growth capital expenditures are related to the acquisition cost of new compressor units and processing and treating equipment that we add to our fleet and installation costs on integrated projects. In addition, growth capital expenditures can include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor unit is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications for which it previously was not suited.

(4)
Maintenance capital expenditures are made to maintain the existing operating capacity of our assets and related cash flows further extending the useful lives of the assets. Maintenance capital expenditures are related to major overhauls of significant components of a compressor unit, such as the engine, compressor and cooler, that return the components to a “like new” condition, but do not modify the applications for which the compressor unit was designed.

(5)	Working capital is defined as current assets minus current liabilities.

(6)
In the fourth quarter of 2015, we elected early adoption, with retrospective application, of Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. Accordingly, periods prior to December 31, 2015 were restated to conform to the presentation within this update.

Non-GAAP Financial Measures

We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management to evaluate the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our selling, general and administrative (“SG&A”) activities, the impact of our financing methods and income taxes. Depreciation and amortization expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense, SG&A expense, impairments and restructuring and other charges. Each of these excluded expenses is material to our statements of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue, and SG&A expenses are necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles our net income (loss) to gross margin (in thousands):

	Years Ended December 31,
	2015	2014	2013	2012	2011
Net income (loss)	$46,211	$152,513	$152,853	$119,350	$(232,312)
Selling, general and administrative	223,007	267,493	264,890	269,812	259,562
Depreciation and amortization	157,817	173,803	140,029	167,499	171,301
Long-lived asset impairment	20,788	3,851	11,941	5,197	352
Restructuring and other charges	32,100	—	—	3,892	7,131
Goodwill impairment	—	—	—	—	164,813
Interest expense	7,271	1,905	3,551	5,318	4,373
Equity in (income) loss of non-consolidated affiliates	(15,152)	(14,553)	(19,000)	(51,483)	471
Other (income) expense, net	34,837	7,222	(1,966)	5,638	(313)
Provision for income taxes	40,172	77,833	97,367	26,226	31,148
(Income) loss from discontinued operations, net of tax	(56,132)	(73,198)	(66,149)	(66,843)	10,105
Gross margin	$490,919	$596,869	$583,516	$484,606	$416,631

We define EBITDA, as adjusted, as net income (loss) excluding income (loss) from discontinued operations (net of tax), cumulative effect of accounting changes (net of tax), income taxes, interest expense (including debt extinguishment costs), depreciation and amortization expense, impairment charges, restructuring and other charges, non-cash gains or losses from foreign currency exchange rate changes recorded on intercompany obligations, expensed acquisition costs and other items. We believe EBITDA, as adjusted, is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization), our subsidiaries’ capital structure (non-cash gains or losses from foreign currency exchange rate changes on intercompany obligations), tax consequences, impairment charges, restructuring and other charges, expensed acquisition costs and other items. Management uses EBITDA, as adjusted, as a supplemental measure to review current period operating performance, comparability measures and performance measures for period to period comparisons. Our EBITDA, as adjusted, may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.

EBITDA, as adjusted, is not a measure of financial performance under GAAP, and should not be considered in isolation or as an alternative to net income (loss), cash flows from operating activities and other measures determined in accordance with GAAP. Items excluded from EBITDA, as adjusted, are significant and necessary components to the operation of our business, and, therefore, EBITDA, as adjusted, should only be used as a supplemental measure of our operating performance.

The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Years Ended December 31,
	2015	2014	2013	2012	2011
Net income (loss)	$46,211	$152,513	$152,853	$119,350	$(232,312)
(Income) loss from discontinued operations, net of tax	(56,132)	(73,198)	(66,149)	(66,843)	10,105
Depreciation and amortization	157,817	173,803	140,029	167,499	171,301
Long-lived asset impairment	20,788	3,851	11,941	5,197	352
Restructuring and other charges	32,100	—	—	3,892	7,131
Goodwill impairment	—	—	—	—	164,813
Investment in non-consolidated affiliates impairment	33	197	—	224	471
Proceeds from sale of joint venture assets	(15,185)	(14,750)	(19,000)	(51,707)	—
Interest expense	7,271	1,905	3,551	5,318	4,373
Loss on currency exchange rate remeasurement of intercompany balances	28,984	3,614	4,313	7,406	14,174
Loss on sale of businesses	—	961	—	—	—
Provision for income taxes	40,172	77,833	97,367	26,226	31,148
EBITDA, as adjusted	$262,059	$326,729	$324,905	$216,562	$171,556

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements, the notes thereto, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See Part I (“Disclosure Regarding Forward-Looking Statements”) and Part I, Item 1A (“Risk Factors”) in this report.

Overview

We are a market leader in the provision of compression, production and processing products and services that support the production and transportation of oil and natural gas throughout the world. We provide these products and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. We operate in three primary business lines: contract operations, aftermarket services and product sales. In our contract operations business line, we have operations outside of the U.S. where we own and operate natural gas compression equipment and crude oil and natural gas production and processing equipment on behalf of our customers. In our aftermarket services business line, we have operations outside of the U.S. where we provide operations, maintenance, overhaul and reconfiguration services to customers who own their own compression, production, processing, treating and related equipment. In our product sales business line, we manufacture natural gas compression packages and oil and natural gas production and processing equipment for sale to our customers throughout the world and for use in our contract operations business line. In addition, our product sales business line provides engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities, the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants. We also offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as integrated projects.

Spin-off

On November 3, 2015, Archrock, Inc. (named Exterran Holdings, Inc. prior to November 3, 2015) (“Archrock”) completed the spin-off (the “Spin-off”) of its international contract operations, international aftermarket services (the international contract operations and international aftermarket services businesses combined are referred to as the “international services businesses” and include such activities conducted outside of the United States of America (“U.S.”)) and global fabrication businesses into an independent, publicly traded company (“Exterran Corporation,” “our,” “we” or “us”). We refer to the global fabrication business previously operated by Archrock as our product sales business. To effect the Spin-off, on November 3, 2015, Archrock distributed, on a pro rata basis, all of our shares of common stock to its stockholders of record as of October 27, 2015 (the “Record Date”). Archrock shareholders received one share of Exterran Corporation common stock for every two shares of Archrock common stock held at the close of business on the Record Date. Pursuant to the separation and distribution agreement with Archrock and certain of our and Archrock’s respective affiliates, on November 3, 2015, we transferred cash of $532.6 million to Archrock. Following the completion of the Spin-off, we and Archrock are independent, publicly traded companies with separate boards of directors and management.

Basis of Presentation

The accompanying Financial Statements in Part IV, Item 15, have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All financial information presented for periods after the Spin-off represents our consolidated results of operations, financial position and cash flows (referred to as the “consolidated financial statements”) and all financial information for periods prior to the Spin-off represents our combined results of operations, financial position and cash flows (referred to as the “combined financial statements”). Accordingly:

•
Our consolidated and combined statements of operations, comprehensive income, cash flows and stockholders’ equity for the year ended December 31, 2015 consist of (i) the combined results of Archrock’s international services and product sales businesses for the period between January 1, 2015 and November 3, 2015 and (ii) the consolidated results of Exterran Corporation for periods subsequent to November 3, 2015. Our combined statements of operations, comprehensive income, cash flows and stockholders’ equity for the years ended December 31, 2014 and 2013 consist entirely of the combined results of Archrock’s international services and product sales businesses.

•
Our consolidated balance sheet at December 31, 2015 consists of the consolidated balances of Exterran Corporation, while at December 31, 2014, it consists entirely of the combined balances of Archrock’s international services and product sales businesses.

The combined financial statements were derived from the accounting records of Archrock and reflect the combined historical results of operations, financial position and cash flows of Archrock’s international services and product sales businesses. The combined financial statements were presented as if such businesses had been combined for periods prior to November 4, 2015. All intercompany transactions and accounts within these statements have been eliminated. Affiliate transactions between the international services and product sales businesses of Archrock and the other businesses of Archrock have been included in the combined financial statements, with the exception of product sales within our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”). Prior to the closing of the Spin-off, EESLP also had a fleet of compression units used to provide compression services in the U.S. services business of Archrock. Revenue has not been recognized in the combined statements of operations for the sale of compressor units by us that were used by EESLP to provide compression services to customers of the U.S. services business of Archrock. See Note 15 to the Financial Statements for further discussion on transactions with affiliates.

The combined financial statements include certain assets and liabilities that have historically been held at the Archrock level but are specifically identifiable or otherwise attributable to us. The assets and liabilities in the combined financial statements have been reflected on a historical cost basis, as immediately prior to the Spin-off all of the assets and liabilities of Exterran Corporation were wholly owned by Archrock. Third party debt of Archrock, other than debt attributable to capital leases, was not allocated to us for any of the periods presented as we were not the legal obligor of the debt and Archrock’s borrowings were not directly attributable to our business. The combined statements of operations also include expense allocations for certain functions historically performed by Archrock and not allocated to its operating segments, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology. See Note 15 to the Financial Statements for further discussion regarding the allocation of corporate expenses.

We refer to the consolidated and combined financial statements collectively as “financial statements,” and individually as “balance sheets,” “statements of operations,” “statements of comprehensive income,” “statements of stockholders’ equity” and “statements of cash flows” herein.

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

Natural gas consumption in the U.S. for the twelve months ended November 30, 2015 increased by approximately 2% compared to the twelve months ended November 30, 2014. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 1.4% in 2016 compared to 2015 and increase by an average of 0.7% per year thereafter until 2040. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet in 2040, or 16% of the projected worldwide total of approximately 185 trillion cubic feet. The EIA forecasts that total worldwide natural gas consumption will increase by an average of 1.7% per year between 2016 and 2040.

Natural gas marketed production in the U.S. for the twelve months ended November 30, 2015 increased by approximately 6% compared to the twelve months ended November 30, 2014. The EIA forecasts that total U.S. natural gas marketed production will increase by 0.7% in 2016 compared to 2015 and U.S. natural gas production will increase by an average of 1.5% per year thereafter until 2040. The EIA estimates that the U.S. natural gas production level will be approximately 33 trillion cubic feet in 2040, or 18% of the projected worldwide total of approximately 187 trillion cubic feet. The EIA forecasts that total worldwide natural gas production will increase by an average of 1.7% per year between 2016 and 2040.

Global oil and U.S. natural gas prices have declined significantly since the third quarter of 2014, which led to declines in U.S. and worldwide capital spending for drilling activity in 2015. In 2016, given the current market environment, we expect continued declines in worldwide capital spending for drilling activity.

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

Historically, oil and natural gas prices in North America have been volatile. For example, the Henry Hub spot price for natural gas was $2.28 per MMBtu at December 31, 2015, which was approximately 27% and 47% lower than prices at December 31, 2014 and 2013, respectively, and the U.S. natural gas liquid composite price was approximately $4.72 per MMBtu for the month of November 2015, which was approximately 16% and 56% lower than prices for the months of December 2014 and 2013, respectively. These lower prices led to reduced drilling of gas wells in North America in 2015. In addition, the West Texas Intermediate crude oil spot price as of December 31, 2015 was approximately 31% and 62% lower than prices at December 31, 2014 and 2013, respectively, which led to reduced drilling of oil wells in 2015. More recently, West Texas Intermediate crude oil prices continued to decline during 2016, represented by a spot price decrease of 9% at January 31, 2016 compared to December 31, 2015. During periods of lower oil or natural gas prices, our customers typically decrease their capital expenditures, which generally results in lower activity levels. As a result of the low oil and natural gas price environment in North America, our customers have sought to reduce their capital and operating expenditure requirements, and as a result, the demand and pricing for the equipment we manufacture in North America have been adversely impacted. Third party booking activity levels for our manufactured products in North America during the year ended December 31, 2015 were $390.5 million, which represents a decline of approximately 63% and 46% compared to the years ended December 31, 2014 and 2013, respectively, and our North America product sales backlog as of December 31, 2015 was $223.8 million, which represents a decline of approximately 58% and 24% compared to December 31, 2014 and 2013, respectively. We believe these booking levels reflect both our customers’ reduced activity levels in response to the decline in commodity prices and caution on the part of our customers as they reset capital budgets and seek to reduce costs.

Similarly, in international markets, lower oil and gas prices have had a negative impact on the amount of capital investment by our customers in new projects. However, we believe the impact will be less than we expect to experience in North America for two reasons: first, the longer-term fundamentals influencing our international customers’ demand and, second, the long-term contracts we have in place with some of those international customers, including for our contract operations services. Growth in our international markets depends in part on international infrastructure projects, many of which are based on longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based on longer-term fundamentals that can be less tied to near term commodity prices than our North American customers. Therefore, we believe the demand for our services and products in international markets will continue, and we expect to have opportunities to grow our international businesses over the long term. In the short term, however, our customers have sought to reduce their capital and operating expenditure requirements due to lower oil and natural gas prices. As a result, the demand and pricing for our services and products in international markets have been adversely impacted. Third party booking activity levels for our manufactured products in international markets during the year ended December 31, 2015 were $226.6 million, which represents a decrease of approximately 54% and 59% compared to the years ended December 31, 2014 and 2013, respectively, and our international market product sales backlog as of December 31, 2015 was $228.6 million, which represents a decrease of approximately 45% and 41% compared to December 31, 2014 and 2013, respectively.

Aggregate third party booking activity levels for our manufactured products in North America and international markets during the year ended December 31, 2015 were $617.1 million, which represents a decrease of approximately 60% and 52% compared to the years ended December 31, 2014 and 2013, respectively. The aggregate product sales backlog for our manufactured products in North America and international markets as of December 31, 2015 was $452.4 million, which represents a decrease of approximately 53% and 33% compared to December 31, 2014 and 2013, respectively.

In late 2015, we received a customer notice of early termination on a contract operations project in the Eastern Hemisphere that had been operating since the third quarter of 2009. Based on the January 2016 end date specified in the notice, we recorded additional depreciation expense of $10.8 million and contract operations revenue of $2.8 million in the fourth quarter of 2015. The additional depreciation expense recognized primarily related to capitalized installation costs. Capitalized installation costs, included, among other things, civil engineering, piping, electrical instrumentation and project management costs. The additional revenue recognized related to the recognition of accelerated deferred revenue. Additionally, during the first quarter of 2016, we expect to record additional depreciation expense of approximately $21.5 million and contract operations revenue of approximately $5.6 million related to this terminated contract. Furthermore, as a result of the contract early termination, we expect to incur approximately $6.5 million to demobilize the facility in the first half of 2016 that will be reflected in our statement of operations as cost of sales (excluding depreciation and amortization expense).

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

Our level of capital spending depends on our forecast for the demand for our products and services and the equipment required to provide services to our customers. We anticipate investing approximately the same level of capital in our contract operations business in 2016 as we did in 2015.

Certain Key Challenges and Uncertainties

Market conditions and competition in the oil and natural gas industry and the risks inherent in international markets continue to represent key challenges and uncertainties. In addition to these challenges, we believe the following represent some of the key challenges and uncertainties we will face in the future:

Global Energy Markets and Oil and Natural Gas Pricing. Our results of operations depend upon the level of activity in the global energy markets, including oil and natural gas development, production, processing and transportation. Oil and natural gas prices and the level of drilling and exploration activity can be volatile and have fallen significantly since the third quarter of 2014. As a result, many producers in the U.S. and other parts of the world, including our customers, reduced their capital and operating spending in 2015 and are expected to do so again in 2016. If oil and natural gas exploration and development activity and the number of well completions continue to decline due to the reduction in oil and natural gas prices or significant instability in energy markets, we would anticipate a continued decrease in demand and pricing for our natural gas compression and oil and natural gas production and processing equipment and services. For example, unfavorable market conditions or financial difficulties experienced by our customers may result in cancellation of contracts or the delay or abandonment of projects, which could cause our cash flows generated by our product sales and international services to decline and have a material adverse effect on our results of operations and financial condition.

Execution on Larger Contract Operations and Product Sales Projects. Some of our projects have a relatively larger size and scope than the majority of our projects, which can translate into more technically challenging conditions or performance specifications for our products and services. Contracts with our customers generally specify delivery dates, performance criteria and penalties for our failure to perform. Any failure to execute such larger projects in a timely and cost effective manner could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Maintaining Expense Levels in Line with Activity Decreases. Given the significant erosion in the global energy markets and industry capital spending activity levels since the third quarter of 2014, we have and will continue to reduce our expense levels, including personnel head count and costs, to protect our profitability. Some of these expenses are difficult to reduce, and if we are not able to reduce them commensurate with the level of activity decreases, our profitability will be negatively impacted. Any failure to reduce these costs in a timely manner could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Summary of Results

As discussed in Note 3 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations business and Canadian Operations. Those results are reflected in discontinued operations for all periods presented.

Revenue. Revenue during the years ended December 31, 2015, 2014 and 2013 was $1,869.9 million, $2,172.8 million and $2,415.5 million, respectively. The decrease in revenue during the year ended December 31, 2015 compared to the year ended December 31, 2014 was caused by revenue decreases in all three of our segments. The decrease in revenue during the year ended December 31, 2014 compared to the year ended December 31, 2013 was caused by revenue decreases in our product sales business.

Net income. We generated net income of $46.2 million, $152.5 million and $152.9 million during the years ended December 31, 2015, 2014 and 2013, respectively. The decrease in net income during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to decreases in product sales and contract operations gross margin, an increase in restructuring and other charges, a $25.4 million increase in translation losses related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations, an increase in long-lived asset impairment and a $16.0 million decrease in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas S.A. (“PDVSA Gas”). These activities were partially offset by decreases in SG&A expense, income tax expense and depreciation and amortization expense. Net income during the years ended December 31, 2015 and 2014 included income from discontinued operations, net of tax, of $56.1 million and $73.2 million, respectively. Net income during the year ended December 31, 2014 compared to the year ended December 31, 2013 was impacted by an increase in depreciation and amortization expense and a $6.5 million loss on short-term investments related to the purchase of Argentine government issued U.S. dollar denominated bonds using Argentine pesos in 2014, offset by a decrease in income tax expense, an increase in gross margin and a decrease in long-lived asset impairment. Net income during the years ended December 31, 2014 and 2013 included income from discontinued operations, net of tax, of $73.2 million and $66.1 million, respectively.

EBITDA, as adjusted. Our EBITDA, as adjusted, was $262.1 million, $326.7 million and $324.9 million during the years ended December 31, 2015, 2014 and 2013, respectively. EBITDA, as adjusted, during the year ended December 31, 2015 compared to the year ended December 31, 2014 decreased primarily due to a decrease in gross margin in our product sales and contract operations segments, partially offset by a decrease in SG&A expense. EBITDA, as adjusted, during the year ended December 31, 2014 compared to the year ended December 31, 2013 increased primarily due to higher gross margin as discussed above, partially offset by a $6.5 million loss on short-term investments related to the purchase of Argentine government issued U.S. dollar denominated bonds using Argentine pesos as discussed above. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

Results by Business Segment. The following table summarizes revenue, gross margin and gross margin percentages for each of our business segments (dollars in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenue:
Contract Operations	$469,900	$493,853	$476,016
Aftermarket Services	127,802	162,724	160,672
Product Sales	1,272,241	1,516,177	1,778,785
	$1,869,943	$2,172,754	$2,415,473
Gross Margin (1):
Contract Operations	$297,509	$308,445	$279,072
Aftermarket Services	36,569	42,543	40,328
Product Sales	156,841	245,881	264,116
	$490,919	$596,869	$583,516
Gross Margin percentage (2):
Contract Operations	63%	62%	59%
Aftermarket Services	29%	26%	25%
Product Sales	12%	16%	15%

(1)
Defined as revenue less cost of sales, excluding depreciation and amortization expense. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP in Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

(2)	Defined as gross margin divided by revenue.

Operating Highlights

The following tables summarize our total available horsepower, total operating horsepower, average operating horsepower, horsepower utilization percentages and product sales backlog (in thousands, except percentages):

	Years Ended December 31,
	2015	2014	2013
Total Available Horsepower (at period end)	1,181	1,236	1,255
Total Operating Horsepower (at period end)	964	976	986
Average Operating Horsepower	959	969	995
Horsepower Utilization (at period end)	82%	79%	79%

	December 31,
	2015	2014	2013
Product Sales Backlog (1):
Compressor and Accessory Backlog	$141,060	$270,297	$157,093
Production and Processing Equipment Backlog	303,859	561,153	475,565
Installation Backlog	7,445	121,751	46,429
Total Product Sales Backlog	$452,364	$953,201	$679,087

(1)
Our product sales backlog consists of unfilled orders based on signed contracts and does not include potential product sales pursuant to letters of intent received from customers. We expect that approximately $47.8 million of our product sales backlog as of December 31, 2015 will not be recognized in 2016.

Results of Operations

The Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Contract Operations
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2015	2014
Revenue	$469,900	$493,853	(5)%
Cost of sales (excluding depreciation and amortization expense)	172,391	185,408	(7)%
Gross margin	$297,509	$308,445	(4)%
Gross margin percentage	63%	62%	1%

The decrease in revenue during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to a $19.9 million decrease in revenue in Brazil primarily related to a project which had little incremental costs that commenced and terminated operations in 2014 partially offset by the start-up of new projects during the current year period and a $7.4 million decrease in revenue in the Eastern Hemisphere primarily driven by a decrease in Nigeria. These decreases were partially offset by a $6.8 million increase in revenue in Mexico primarily driven by contracts that commenced or were expanded in scope in 2014 and 2015. Gross margin decreased during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the revenue decrease explained above. Gross margin percentage during the year ended December 31, 2015 compared to the year ended December 31, 2014 increased primarily due to a reduction in operating expenses in Latin America driven by our cost reduction plan during the current year period and the devaluation of the Brazilian Real in 2015 which had a positive impact on gross margin percentage, partially offset by the revenue decrease explained above. While our gross margin during the year ended December 31, 2014 benefited from the start-up of a Brazilian project, our contract operations business is capital intensive, and as such, we did have additional costs in the form of depreciation expense, which is excluded from gross margin. Additionally, excluded from cost of sales and recorded to restructuring and other charges in our statements of operations during the year ended December 31, 2015 were non-cash inventory write-downs of $4.2 million associated with the Spin-off primarily related to the decentralization of shared inventory components between Archrock’s North America contract operations business and our international contract operations business. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP in Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

Aftermarket Services
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2015	2014
Revenue	$127,802	$162,724	(21)%
Cost of sales (excluding depreciation and amortization expense)	91,233	120,181	(24)%
Gross margin	$36,569	$42,543	(14)%
Gross margin percentage	29%	26%	3%

The decrease in revenue during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to decreases in revenue in the Eastern Hemisphere and Latin America of $24.6 million and $10.8 million, respectively. The decrease in revenue in the Eastern Hemisphere was primarily caused by a decrease in revenue of $9.3 million as a result of the sale of our Australian business in December 2014, an $8.0 million decrease in revenue in Gabon driven by our cessation of activities in the Gabon market in the current year period and a decrease of $4.4 million in part sales in China. The decrease in revenue in Latin America was primarily caused by a decrease of $8.3 million in Bolivia primarily driven by the termination of parts, services and maintenance contracts during the current year period. Gross margin decreased during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to decreases in gross margin in Latin America and the Eastern Hemisphere of $3.0 million and $2.7 million, respectively. Gross margin percentage during the year ended December 31, 2015 compared to the year ended December 31, 2014 increased primarily due to the receipt of a settlement from a customer in the Eastern Hemisphere during the year ended December 31, 2015, which positively impacted revenue and gross margin by $3.7 million and $2.2 million, respectively, and a decrease of $0.8 million in expense for inventory reserves.

Product Sales
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2015	2014
Revenue	$1,272,241	$1,516,177	(16)%
Cost of sales (excluding depreciation and amortization expense)	1,115,400	1,270,296	(12)%
Gross margin	$156,841	$245,881	(36)%
Gross margin percentage	12%	16%	(4)%

The decrease in revenue during the year ended December 31, 2015 compared to the year ended December 31, 2014 was due to a decrease in revenue in North America and the Eastern Hemisphere of $194.0 million and $86.2 million, respectively, partially offset by higher revenue in Latin America of $36.3 million. The decrease in revenue in North America was due to decreases of $109.2 million and $92.6 million in compression equipment revenue and production and processing equipment revenue, respectively, partially offset by an increase of $7.8 million in installation revenue. The decrease in the Eastern Hemisphere revenue was due to decreases of $33.7 million, $28.6 million and $23.9 million in compression equipment revenue, installation revenue and production and processing equipment revenue, respectively. The increase in Latin America revenue was primarily due to increases of $25.9 million and $10.1 million in compression equipment revenue and installation revenue, respectively. The decreases in gross margin and gross margin percentage were primarily caused by the revenue decrease explained above, weakening market conditions over the past year resulting in lower bookings at more competitive prices in North America, a $13.3 million reduction in gross margin during the year ended December 31, 2015 resulting from higher costs due to schedule delays on projects at our Belleli Energy subsidiary in the Eastern Hemisphere and an increase of $3.2 million in expense for inventory reserves in North America during the current year period. These decreases were partially offset by costs charged to one project in North America related to a warranty expense accrual of approximately $7.0 million during the year ended December 31, 2014. Our Belleli Energy subsidiary provides engineering, procurement and fabrication services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tanks for tank farms and the fabrication of evaporators and brine heaters for desalination plants. Excluded from cost of sales and recorded to restructuring and other charges in our statements of operations during the year ended December 31, 2015 were non-cash inventory write-downs of $4.5 million primarily related to our decision to exit the manufacturing of cold weather packages, which had historically been performed at a product sales facility in North America we decided to close.

Costs and Expenses
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2015	2014
Selling, general and administrative	$223,007	$267,493	(17)%
Depreciation and amortization	157,817	173,803	(9)%
Long-lived asset impairment	20,788	3,851	440%
Restructuring and other charges	32,100	—	N/A
Interest expense	7,271	1,905	282%
Equity in income of non-consolidated affiliates	(15,152)	(14,553)	4%
Other (income) expense, net	34,837	7,222	382%

For the periods prior to the Spin-off, SG&A expense includes expense allocations for certain functions, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology services performed by Archrock on a centralized basis that historically have not been recorded at the segment level. These costs were allocated to us systematically based on specific department function and revenue. Included in SG&A expense during the years ended December 31, 2015 and 2014 were corporate expenses incurred by Archrock prior to the Spin-off. The actual costs we would have incurred if we had been a stand-alone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The decrease in SG&A expense during the year ended December 31, 2015 compared to the year ended December 31, 2014 was attributable to a $12.2 million decrease in compensation and benefits costs in the Eastern Hemisphere and Latin America primarily driven by our cost reduction plan during the current year period, a $9.8 million decrease in selling expenses relating to our product sales business in North America, a $6.2 million decrease in corporate expenses and a $3.1 million decrease in non-income based local taxes in Brazil. SG&A expense as a percentage of revenue was 12% during each of the years ended December 31, 2015 and 2014.

Depreciation and amortization expense during the year ended December 31, 2015 compared to the year ended December 31, 2014 decreased primarily due to $26.4 million in depreciation of installation costs recognized during the year ended December 31, 2014 on a contract operations project in Brazil that commenced and terminated operations in 2014. Prior to the start-up of this project, we capitalized $1.9 million and $24.5 million of installation costs during the years ended December 31, 2014 and 2013, respectively. In late 2015, we received a customer notice of early termination on a contact operations project in the Eastern Hemisphere specifying an end date of January 2016. The project had been operating since the third quarter of 2009. As a result, we recorded additional depreciation expense of $10.8 million in the fourth quarter of 2015 primarily related to capitalized installation costs. Capitalized installation costs, included, among other things, civil engineering, piping, electrical instrumentation and project management costs.

During the year ended December 31, 2015, we reviewed the future deployment of our idle compression assets used in our contract operations segment for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that 93 idle compressor units totaling approximately 72,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $19.4 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment on each compressor unit that we plan to use.

During the first quarter of 2015, we evaluated a long-term note receivable from the purchaser of our Canadian Operations for impairment. This review was triggered by an offer from the purchaser of our Canadian Operations to prepay the note receivable at a discount to its current book value. The fair value of the note receivable as of March 31, 2015 was based on the amount offered by the purchaser of our Canadian Operations to prepay the note receivable. The difference between the book value of the note receivable at March 31, 2015 and its fair value resulted in the recording of an impairment of long-lived assets of $1.4 million during the year ended December 31, 2015. In April 2015, we accepted the offer to early settle this note receivable.

During the year ended December 31, 2014, we evaluated the future deployment of our idle fleet and determined to retire approximately 20 idle compressor units, representing approximately 18,000 horsepower, previously used to provide services in our contract operations segment. As a result, we performed an impairment review and recorded a $2.8 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the estimated component value of the equipment we plan to use.

In connection with our fleet review during 2014, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $1.1 million to reduce the book value of each unit to its estimated fair value.

In the second quarter of 2015, we announced a cost reduction plan, primarily focused on workforce reductions and the reorganization of certain product sales facilities. These actions were in response to market conditions in North America combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices. As a result of this plan, during the year ended December 31, 2015, we incurred $16.4 million of restructuring and other charges, of which $12.4 million related to termination benefits and consulting fees and $4.0 million related to non-cash write-downs of inventory. The non-cash inventory write-downs were the result of our decision to exit the manufacturing of cold weather packages, which had historically been performed at a product sales facility in North America we decided to close. Additionally, during the year ended December 31, 2015, we incurred $15.7 million of costs associated with the Spin-off which were related to financial advisor fees of $4.6 million paid at the completion of the Spin-off, non-cash inventory write-downs of $4.7 million, expenses of $3.1 million for retention awards to certain employees, a one-time cash signing bonus paid to our new Chief Executive Officer of $2.0 million and costs to start-up certain stand-alone functions of $1.3 million. Non-cash inventory write-downs primarily related to the decentralization of shared inventory components between Archrock’s North America contract operations business and our international contract operations business. The charges incurred in conjunction with the cost reduction plan and Spin-off are included in restructuring and other charges in our statements of operations. See Note 13 to the Financial Statements for further discussion of these charges.

The increase in interest expense during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to borrowings under our revolving credit facility and term loan facility (collectively, the “Credit Facility”) that became available on November 3, 2015. During the period between November 3, 2015 and December 31, 2015, the average daily outstanding borrowings under the Credit Facility were $557.0 million. Prior the Spin-off, third party debt of Archrock, other than debt attributable to capital leases, was not allocated to us as we were not the legal obligor of the debt and Archrock’s borrowings were not directly attributable to our business.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received installment payments, including an annual charge, of $15.2 million and $14.7 million during the years ended December 31, 2015 and 2014, respectively. The remaining principal amount due to us of approximately $13 million as of December 31, 2015, is payable in cash installments through the first quarter of 2016. In January 2016, we received an installment payment, including an annual charge, of $5.2 million. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our statements of operations in the periods such payments are received.

The change in other (income) expense, net, was primarily due to foreign currency losses of $35.1 million and $8.8 million during the years ended December 31, 2015 and 2014, respectively. Our foreign currency losses included translation losses of $29.0 million and $3.6 million during the years ended December 31, 2015 and 2014, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. Of the foreign currency losses recognized during the year ended December 31, 2015, $28.6 million was attributable to our Brazil subsidiary’s U.S. dollar denominated intercompany obligations and were the result of a currency devaluation in Brazil and increases in our Brazil subsidiary’s intercompany payables during the current year period.

Income Taxes
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2015	2014
Provision for income taxes	$40,172	$77,833	(48)%
Effective tax rate	132.8%	49.5%	83.3%

For the year ended December 31, 2015, our effective tax rate of 132.8% was adversely impacted by activity at our non-U.S. subsidiaries, which included valuation allowances recorded against certain net operating losses, foreign currency devaluations, foreign dividend withholding taxes and deemed distributions to the U.S. These negative impacts were partially offset by tax benefits related to claiming the credit for increasing research activities (the “R&D Credit”) and nontaxable Venezuelan joint venture proceeds.

Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn, or losses we incur, in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to net state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35.0% and our effective tax rate.

For the year ended December 31, 2015:

•
A $37.3 million (123.2%) increase resulting primarily from foreign withholding taxes, negative impacts of foreign currency devaluations in Argentina and Mexico and deemed distributions to the U.S. from certain of our non-U.S. subsidiaries. The increase includes a reduction resulting from rate differences between U.S. and non-U.S. jurisdictions primarily related to income we earned in Oman, Mexico and Thailand where the rates are 12.0%, 30.0% and 20.0%, respectively.

•	A $33.3 million (110.2%) increase resulting from valuation allowances primarily recorded against deferred tax assets for net operating losses of our subsidiaries in Brazil, Italy and the Netherlands.

•
A $24.9 million (82.4%) reduction resulting from claiming the R&D Credit. We claimed the R&D Credits in Archrock’s 2014 U.S. federal tax return, amended Archrock tax returns for years 2009 through 2011 and intend to file amended tax returns for years 2012 and 2013. The R&D Credits are available to offset future payments of U.S. federal income taxes.

•
A $17.4 million (57.5%) reduction resulting from claiming foreign taxes as credits primarily for foreign withholding taxes. The foreign tax credits are available to offset future payments of U.S. federal income taxes.

•	A $6.2 million (20.5%) increase resulting from unrecognized tax benefits primarily related to additions based on tax positions related to the current year.

•	A $5.3 million (17.6%) reduction due to $15.2 million of nontaxable proceeds from sale of joint venture assets in Venezuela.

For the year ended December 31, 2014:

•
A $31.3 million (19.9%) increase resulting primarily from foreign withholding taxes, decreases in available net operating losses mostly related to our subsidiaries in the Netherlands, and negative impacts of foreign currency devaluations in Argentina and Mexico. The increase includes a reduction resulting from rate differences between U.S. and non-U.S. jurisdictions primarily related to income we earned in Oman, Mexico and Thailand where the rates are 12.0%, 30.0% and 20.0%, respectively.

•
A $7.9 million (5.0%) increase resulting from valuation allowances primarily recorded against deferred tax assets for net operating losses of our subsidiaries in Brazil, Italy and the Netherlands. The increase includes a reduction in valuation allowances related to decreases in available net operating losses mostly related to our subsidiaries in the Netherlands.

•
A $10.9 million (7.0%) reduction resulting from claiming foreign taxes as credits primarily for foreign withholding taxes. The foreign tax credits are available to offset future payments of U.S. federal income taxes.

•	A $5.2 million (3.3%) reduction due to $14.7 million of nontaxable proceeds from sale of joint venture assets in Venezuela.

Discontinued Operations
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2015	2014
Income from discontinued operations, net of tax	$56,132	$73,198	(23)%

Income from discontinued operations, net of tax, during the years ended December 31, 2015 and 2014 includes our operations in Venezuela that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding.

As discussed in Note 3 to the Financial Statements, in August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas. We received installment payments, including an annual charge, totaling $56.6 million and $72.6 million during the years ended December 31, 2015 and 2014, respectively. The remaining principal amount due to us of approximately $66 million as of December 31, 2015, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

The Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Contract Operations
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2014	2013
Revenue	$493,853	$476,016	4%
Cost of sales (excluding depreciation and amortization expense)	185,408	196,944	(6)%
Gross margin	$308,445	$279,072	11%
Gross margin percentage	62%	59%	3%

The increase in revenue during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to a $16.1 million increase in revenue in Brazil primarily related to the start-up of a project in 2014 with little incremental costs, an $8.0 million increase in revenue related to contracts that commenced in 2013 in Trinidad and Iraq, a $3.8 million increase in revenue in Mexico primarily due to accelerated revenues associated with a project that terminated in the second quarter of 2014 and a $3.8 million increase in revenue in Indonesia primarily due to an increase in production. These increases in revenue were partially offset by a $7.2 million decrease in revenue in Argentina driven by devaluation of the Argentine peso in 2014 partially offset by higher rates in 2014 and a $6.1 million decrease in Colombia primarily due to recognition of revenue with no incremental cost on the termination of a contract during the year ended December 31, 2013. Gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage increased during the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to the revenue increase explained above, excluding the devaluation of the Argentine peso in 2014 as the impact on gross margin and gross margin percentage was insignificant. While our gross margin during the year ended December 31, 2014 benefited from the start-up of a Brazilian project, our contract operations business is capital intensive, and as such, we did have additional incremental costs in the form of depreciation expenses which is excluded from gross margin. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP in Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

Aftermarket Services
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2014	2013
Revenue	$162,724	$160,672	1%
Cost of sales (excluding depreciation and amortization expense)	120,181	120,344	—%
Gross margin	$42,543	$40,328	5%
Gross margin percentage	26%	25%	1%

The increase in revenue during the year ended December 31, 2014 compared to the year ended December 31, 2013 was due to increases in revenue in the Eastern Hemisphere and Latin America of $1.1 million and $1.0 million, respectively. Gross margin increased during the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to an increase in gross margin in the Eastern Hemisphere of $2.6 million.

Product Sales
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2014	2013
Revenue	$1,516,177	$1,778,785	(15)%
Cost of sales (excluding depreciation and amortization expense)	1,270,296	1,514,669	(16)%
Gross margin	$245,881	$264,116	(7)%
Gross margin percentage	16%	15%	1%

The decrease in revenue during the year ended December 31, 2014 compared to the year ended December 31, 2013 was due to lower revenue in North America, Latin America and the Eastern Hemisphere of $114.7 million, $83.3 million and $64.6 million, respectively. The decrease in revenue in North America was due to a decrease of $143.6 million in installation revenue primarily due to a project for one customer that was completed in 2013 and a decrease of $122.4 million in production and processing equipment revenue, partially offset by a $151.3 million increase in compression equipment revenue. The decrease in Latin America revenue was due to decreases of $59.2 million, $14.0 million and $10.1 million in installation revenue, production and processing equipment revenue and compression equipment revenue, respectively. The decrease in revenue in the Eastern Hemisphere was due to a decrease of $106.4 million in compression equipment revenue, partially offset by increases of $24.0 million and $17.8 million in installation revenue and production and processing equipment revenue, respectively. The decrease in gross margin was primarily caused by the revenue decrease explained above and additional costs charged to one project in North America related to a warranty expense accrual of approximately $7.0 million during the year ended December 31, 2014, partially offset by cost overruns on three large turnkey projects recorded during the year ended December 31, 2013 of approximately $53.0 million. The increase in gross margin percentage was primarily caused by cost overruns on three large turnkey projects recorded during the year ended December 31, 2013, partially offset by additional costs charged to a project in North America related to a warranty expense accrual during the year ended December 31, 2014.

Costs and Expenses
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2014	2013
Selling, general and administrative	$267,493	$264,890	1%
Depreciation and amortization	173,803	140,029	24%
Long-lived asset impairment	3,851	11,941	(68)%
Interest expense	1,905	3,551	(46)%
Equity in income of non-consolidated affiliates	(14,553)	(19,000)	(23)%
Other (income) expense, net	7,222	(1,966)	(467)%

SG&A expense includes expense allocations for certain functions, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology services performed by Archrock on a centralized basis that historically have not been recorded at the segment level. These costs were allocated to us systematically based on specific department function and revenue. Included in SG&A expense during the years ended December 31, 2014 and 2013 were $68.3 million and $62.6 million, respectively, of corporate expenses incurred by Archrock. The actual costs we would have incurred if we had been a stand-alone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. SG&A as a percentage of revenue was 12% and 11% during the years ended December 31, 2014 and 2013, respectively.

Depreciation and amortization expense during the year ended December 31, 2014 compared to the year ended December 31, 2013 increased primarily due to $26.4 million of depreciation of installation costs recognized during 2014 on a contract operations project in Brazil that commenced and terminated operations in 2014. Prior to the start-up of this project, we capitalized $1.9 million and $24.5 million of installation costs during the year ended December 31, 2014 and 2013, respectively. Capitalized installation costs included, among other things, civil engineering, piping, electrical instrumentation and project management costs. Installation costs capitalized on contract operations projects are depreciated over the life of the underlying contract. In addition, depreciation expense increased due to property, plant and equipment additions.

During the year ended December 31, 2014, we evaluated the future deployment of our idle fleet and determined to retire approximately 20 idle compressor units, representing approximately 18,000 horsepower, previously used to provide services in our contract operations segment. As a result, we performed an impairment review and recorded a $2.8 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the estimated component value of the equipment we plan to use.

In connection with our fleet review during 2014, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $1.1 million to reduce the book value of each unit to its estimated fair value.

In July 2013, as part of our continued emphasis on simplification and focus on our core business, we sold the entity that owned our product sales facility in the United Kingdom. As a result, we recorded impairment charges of $11.9 million during the year ended December 31, 2013.

The decrease in interest expense during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to a decrease in letters of credit issued for performance guarantees.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received installment payments, including an annual charge, of $14.7 million and $19.0 million during the years ended December 31, 2014 and 2013, respectively. The remaining principal amount due to us is payable in quarterly cash installments through the first quarter of 2016. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our statements of operations in the periods such payments are received.

The change in other (income) expense, net, was primarily due to a $6.5 million loss recognized during the year ended December 31, 2014 on short-term investments related to the purchase of $24.3 million of Argentine government issued U.S. dollar denominated bonds using Argentine pesos and an increase of $5.8 million in foreign currency losses in 2014. Foreign currency losses included translation losses of $3.6 million and $4.3 million during the years ended December 31, 2014 and 2013, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations.

Income Taxes
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2014	2013
Provision for income taxes	$77,833	$97,367	(20)%
Effective tax rate	49.5%	52.9%	(3.4)%

Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn, or losses we incur, in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to net state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35.0% and our effective tax rate.

For the year ended December 31, 2014:

•
A $31.3 million (19.9%) increase resulting primarily from foreign withholding taxes, decreases in available net operating losses mostly related to our subsidiaries in the Netherlands, and negative impacts of foreign currency devaluations in Argentina and Mexico. The increase includes a reduction resulting from rate differences between U.S. and non-U.S. jurisdictions primarily related to income we earned in Oman, Mexico and Thailand where the rates are 12.0%, 30.0% and 20.0%, respectively.

•
A $7.9 million (5.0%) increase resulting from valuation allowances primarily recorded against deferred tax assets for net operating losses of our subsidiaries in Brazil, Italy and the Netherlands. The increase includes a reduction in valuation allowances related to decreases in available net operating losses mostly related to our subsidiaries in the Netherlands.

•
A $10.9 million (7.0%) reduction resulting from claiming foreign taxes as credits primarily for foreign withholding taxes. The foreign tax credits are available to offset future payments of U.S. federal income taxes.

•	A $5.2 million (3.3%) reduction due to $14.7 million of nontaxable proceeds from sale of joint venture assets in Venezuela.

For the year ended December 31, 2013:

•	A $28.5 million (15.5%) increase resulting primarily from foreign withholding taxes and negative impacts of foreign currency devaluations in Argentina.

•	A $22.8 million (12.4%) increase resulting from valuation allowances primarily recorded against deferred tax assets for net operating losses of our subsidiaries in Brazil, Italy and the Netherlands.

•
A $16.4 million (8.9%) reduction resulting from claiming foreign taxes as credits primarily for foreign withholding taxes. The foreign tax credits are available to offset future payments of U.S. federal income taxes.

•	A $6.7 million (3.6%) reduction due to $19.0 million of nontaxable proceeds from sale of joint venture assets.

Discontinued Operations
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2014	2013
Income from discontinued operations, net of tax	$73,198	$66,149	11%

Income from discontinued operations, net of tax, during the years ended December 31, 2014 and 2013 includes our operations in Venezuela that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding, and results from our Canadian Operations.

As discussed in Note 3 to the Financial Statements, in August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas. We received installment payments, including an annual charge, totaling $72.6 million and $69.3 million during the years ended December 31, 2014 and 2013, respectively. The remaining principal amount due to us is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In June 2012, we committed to a plan to sell our Canadian Operations. In connection with the planned disposition, we recorded impairment charges totaling $6.4 million during the year ended December 31, 2013. As discussed in Note 3 to the Financial Statements, in July 2013, we completed the sale of our Canadian Operations.

Liquidity and Capital Resources

Our unrestricted cash balance was $29.0 million at December 31, 2015 compared to $39.4 million at December 31, 2014. Working capital increased to $498.1 million at December 31, 2015 from $433.3 million at December 31, 2014. The increase in working capital was primarily due to decreases in accounts payable, accrued liabilities, billings on uncompleted contracts in excess of costs and estimated earnings and deferred revenue, partially offset by decreases in inventory and accounts receivable. The decreases in accounts payable and billings on uncompleted contracts in excess of costs and estimated earnings were primarily caused by lower product sales activity in North America. The decrease in accrued liabilities was primarily due to a decrease in accrued salaries and other benefits. The decrease in deferred revenue was primarily due to the timing of product sales projects in North America and the Eastern Hemisphere and the timing of contract operations projects in Mexico, partially offset by an increase in deferred revenue related to a product sales project in Bolivia. The decrease in inventory was primarily driven by a decrease in work in progress in North America largely resulting from product sales projects with affiliates accounted for under the completed contract method prior to the Spin-off and lower product sales activity.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the table below (in thousands):

	Years Ended December 31,
	2015	2014
Net cash provided by (used in) continuing operations:
Operating activities	$123,314	$145,098
Investing activities	(131,791)	(129,787)
Financing activities	(54,793)	(79,273)
Effect of exchange rate changes on cash and cash equivalents	(3,716)	(3,925)
Discontinued operations	56,657	72,054
Net change in cash and cash equivalents	$(10,329)	$4,167

Operating Activities.  The decrease in net cash provided by operating activities during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily attributable to a decrease in gross margin in all of our segments and restructuring and other charges paid in the current year period, partially offset by lower current period increases in working capital and lower SG&A expense during the current year period. Working capital changes during the year ended December 31, 2015 compared to the year ended December 31, 2014 included a decrease of $79.0 million in inventory during the year ended December 31, 2015 and an increase of $50.6 million in accounts receivable during the year ended December 31, 2014, partially offset by a decrease of $82.9 million in accounts payable and other liabilities during the year ended December 31, 2015.

Investing Activities.  The increase in net cash used in investing activities during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily attributable to a $5.6 million decrease in proceeds from the sale of property, plant and equipment and a $1.1 million decrease in capital expenditures, partially offset by $5.4 million of net proceeds received from the settlement of our outstanding note receivable for the sale of our Canadian Operations in the current year period.

Financing Activities.  The decrease in net cash used in financing activities during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily attributable to net borrowings of $530.0 million on our Credit Facility during the year ended December 31, 2015 and a $40.5 million decrease in net distributions to parent, partially offset by a transfer in cash of $532.6 million to Archrock at the completion of the Spin-off and $13.3 million in payments of debt issuance costs related to the Credit Facility during the year ended December 31, 2015.

Discontinued Operations.  The decrease in net cash provided by discontinued operations during the year ended December 31, 2015 compared to year ended December 31, 2014 was primarily attributable to $16.0 million decrease in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas in the current year.

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

The majority of our growth capital expenditures are related to the acquisition cost of new compressor units and processing and treating equipment that we add to our fleet and installation costs on integrated projects. In addition, growth capital expenditures can include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor unit is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications for which it previously was not suited. Maintenance capital expenditures are related to major overhauls of significant components of a compressor unit, such as the engine, compressor and cooler, that return the components to a “like new” condition, but do not modify the applications for which the compressor unit was designed.

Growth capital expenditures were $105.2 million, $97.9 million and $36.5 million during the years ended December 31, 2015, 2014 and 2013, respectively. The increase in growth capital expenditures during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to an increase in installation expenditures on integrated projects in Bolivia and Brazil. The increase in growth capital expenditures during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to an increase in investment in new compression equipment in Latin America and an increase in installation expenditures on integrated projects in Brazil and Mexico.

Maintenance capital expenditures were $27.3 million, $24.4 million and $21.6 million during the years ended December 31, 2015, 2014 and 2013, respectively. Maintenance capital expenditures remained relatively flat primarily as a result of routine scheduled overhaul activities. We intend to grow our business both organically and through third-party acquisitions. If we are successful in growing our business in the future, we would expect our maintenance capital expenditures to increase over the long term.

We generally invest funds necessary to manufacture contract operations fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. We currently plan to spend approximately $130 million to $150 million in capital expenditures during 2016, including (1) approximately $95 million to $110 million on contract operations growth capital expenditures and (2) approximately $20 million to $25 million on equipment maintenance capital related to our contract operations business.

On July 10, 2015, we and our wholly owned subsidiary, EESLP, entered into a $750.0 million credit agreement (the “Credit Agreement”) with Wells Fargo, as the administrative agent, and various financial institutions as lenders. On October 5, 2015, the parties amended and restated the Credit Agreement to provide for a $925.0 million credit facility, consisting of a $680.0 million revolving credit facility and a $245.0 million term loan facility (collectively, the “Credit Facility”). Availability under the Credit Facility was subject to the satisfaction of certain conditions precedent, including the consummation of the Spin-off on or before January 4, 2016 (the date on which those conditions were satisfied, November 3, 2015, is referred to as the “Initial Availability Date”). The revolving credit facility will mature in November 2020 and the term loan facility will mature in November 2017. In accordance with the Credit Agreement, we are required to repay borrowings outstanding under the term loan facility on each anniversary of the Initial Availability Date in an amount equal to the lesser of (i) $12.3 million and (ii) the outstanding principal balance of the term loan facility. The principal amount of $12.3 million due in November 2016 under the term loan facility is classified as long-term in our balance sheet at December 31, 2015 because we have the intent and ability to refinance the current principal amount due with borrowings under our existing revolving credit facility. On November 3, 2015, EESLP incurred approximately $300.0 million of indebtedness under the revolving credit facility and $245.0 million of indebtedness under the term loan facility. Pursuant to the separation and distribution agreement with Archrock and certain of our and Archrock’s respective affiliates, on November 3, 2015, EESLP transferred $532.6 million of net proceeds from borrowings under the Credit Facility to Archrock to allow it to repay a portion of its indebtedness in connection with the Spin-off.

As of December 31, 2015, we had $285.0 million in outstanding borrowings and $116.4 million in outstanding letters of credit under our revolving credit facility. At December 31, 2015, taking into account guarantees through letters of credit, we had undrawn and available capacity of $278.6 million under our revolving credit facility.

Revolving borrowings under the Credit Facility bear interest at a rate equal to, at our option, either the Base Rate or LIBOR (or EURIBOR, in the case of Euro-denominated borrowings) plus the applicable margin. The applicable margin for revolving borrowings varies (i) in the case of LIBOR loans, from 1.50% to 2.75% and (ii) in the case of Base Rate loans, from 0.50% to 1.75%, and will be determined based on our total leverage ratio pricing grid. “Base Rate” means the highest of the prime rate, the federal funds effective rate plus 0.50% and one-month LIBOR plus 1.00%. Until the term loan facility is refinanced in full with the proceeds of a qualified capital raise (as defined in the Credit Agreement), the applicable margin for borrowings under the revolving credit facility will be increased by 1.00% until the first anniversary of the Initial Availability Date and by 1.50% following the first anniversary of the Initial Availability Date. Term loan borrowings under the Credit Facility will bear interest at a rate equal to, at our option, either (1) the Base Rate plus 4.75%, or (2) the greater of LIBOR or 1.00%, plus 5.75%. The weighted average annual interest rate on outstanding borrowings under the revolving credit facility at December 31, 2015 was 3.1%. The annual interest rate on the outstanding balance of the term loan facility at December 31, 2015 was 6.8%. During the period between November 3, 2015 and December 31, 2015, the average daily borrowings under the Credit Facility were $557.0 million.

We and all of our Significant Domestic Subsidiaries (as defined in the Credit Agreement) guarantee EESLP’s obligations under the Credit Facility. In addition, EESLP’s obligations under the Credit Facility are secured by (1) substantially all of our assets and the assets of EESLP and our Significant Domestic Subsidiaries located in the U.S., including certain real property, and (2) all of the equity interests of our U.S. restricted subsidiaries (other than certain excluded subsidiaries) (as defined in the Credit Agreement) and 65% of the voting equity interests in certain of our first-tier foreign subsidiaries.

We are required to prepay borrowings outstanding under the term loan facility with the net proceeds of certain asset sales, equity issuances, debt incurrences and other events (subject to, in certain circumstances, our right to reinvest the proceeds within a specified period). In addition, if the total leverage ratio as of the last day in any fiscal year is greater than 2.50 to 1.00, we are required to prepay borrowings outstanding under the term loan facility with a portion of Excess Cash Flow (as defined in the Credit Agreement) for that fiscal year equal to (a) 50% of Excess Cash Flow if the total leverage ratio is greater than 3.00 to 1.00 or (b) 25% of Excess Cash Flow if the total leverage ratio is greater than 2.50 to 1.00 but less than or equal to 3.00 to 1.00.

The Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio of 2.25 to 1.00; a maximum total leverage ratio of 3.75 to 1.00 prior to the completion of a qualified capital raise (as defined in the Credit Agreement) and 4.50 to 1.00 thereafter; and, following the completion of a qualified capital raise, a maximum senior secured leverage ratio of 2.75 to 1.00. As of December 31, 2015, Exterran Corporation maintained a 10.0 to 1.0 interest coverage ratio, a 1.9 to 1.0 total leverage ratio and a 1.9 to 1.0 senior secured leverage ratio. As of December 31, 2015, we were in compliance with all financial covenants under the Credit Agreement.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Historically, we have financed capital expenditures primarily with net cash provided by operating activities. Our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an adverse impact on our ability to maintain our operations and to grow. If any of our lenders become unable to perform their obligations under our Credit Facility, our borrowing capacity under our revolving credit facility could be reduced. Inability to borrow additional amounts under our revolving credit facility could limit our ability to fund our future growth and operations. Based on current market conditions, we expect that net cash provided by operating activities and borrowings under our revolving credit facility will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through December 31, 2016; however, to the extent they are not, we may seek additional debt or equity financing. Additionally, our term loan facility matures in November 2017. At or prior to the time the term loan matures, we will be required to refinance it and may enter into one or more new facilities, which could result in higher borrowing costs, issue equity, which would dilute our existing shareholders, or otherwise raise the funds necessary to repay the outstanding principal amount under the term loan.

Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries until Archrock’s subsidiary has received an aggregate amount of such payments up to the lesser of (i) $125.8 million, plus the aggregate amount of all reimbursable expenses incurred by Archrock and its subsidiaries in connection with recovering any PDVSA Gas default installment payments following the completion of the Spin-off or (ii) $150.0 million. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. As of December 31, 2015, the remaining principal amount due to us from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets was approximately $79 million.

Pursuant to the separation and distribution agreement, EESLP (in the case of debt offerings) or Exterran Corporation (in the case of equity issuances) will use its commercially reasonable efforts to complete one or more unsecured debt offerings or equity issuances resulting in aggregate gross cash proceeds of at least $250.0 million on the terms described in the Credit Agreement (such transaction, a “qualified capital raise”) on or before the maturity date of our $245.0 million term loan facility. In connection with the Spin-off, EESLP contributed to a subsidiary of Archrock the right to receive, promptly following the occurrence of a qualified capital raise, a $25.0 million cash payment. Our balance sheets do not reflect this contingent liability to Archrock.

Of our $29.0 million unrestricted cash balance at December 31, 2015, $28.5 million was held by our non-U.S. subsidiaries. We have not provided for U.S. federal income taxes on indefinitely (or permanently) reinvested cumulative earnings of approximately $622.0 million generated by our non-U.S. subsidiaries as of December 31, 2015. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to both foreign withholding taxes and U.S. federal income taxes net of allowable foreign tax credits. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S. and the available borrowing capacity under our revolving credit facility, as well as the repayment of intercompany liabilities from our non-U.S. subsidiaries, will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

In recent years, Argentina’s regulations have at times restricted foreign exchange, including exchanging Argentine pesos for U.S. dollars in certain cases, and during these periods we have been unable to freely repatriate cash from Argentina. In late 2015, following the election of a new president, some of the currency restrictions were lifted and we have been able to exchange Argentine pesos for U.S. dollars at market rates. However, if we experience restrictions in the future, the cash flow from our operations in Argentina may not be a reliable source of funding for our operations outside of Argentina, which could limit our ability to grow. Restrictions on our ability to exchange Argentine pesos for U.S. dollars subject us to risk of currency devaluation on future earnings in Argentina. During the years ended December 31, 2015 and 2014, we used Argentine pesos to purchase certain short term investments in Argentine government issued U.S. dollar denominated bonds. The effective peso to U.S. dollar exchange rate embedded in the purchase price of $18.4 million and $24.3 million of bonds purchased during the years ended December 31, 2015 and 2014, respectively, resulted in our recognition of a loss of $4.9 million and $6.5 million, respectively, which is included in other (income) expense, net, in our statements of operations. In future periods, we may seek to use Argentine pesos to purchase certain short-term investments in Argentine government issued U.S. dollar denominated bonds, which may result in transaction losses due to the effective peso to U.S. dollar exchange rate embedded in the purchase price of such bonds. As of December 31, 2015, $8.1 million of our cash was in Argentina.

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

Contractual Obligations.  The following table summarizes our cash contractual obligations as of December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt (1):
Revolving credit facility due November 2020	$285,000	$—	$—	$285,000	$—
Term loan facility due November 2017 (2)	245,000	12,250	232,750	—	—
Other	836	—	506	330	—
Total long-term debt	530,836	12,250	233,256	285,330	—
Interest on long-term debt (3)	94,966	29,899	40,213	24,854	—
Purchase commitments	139,946	139,815	131	—	—
Facilities and other operating leases	32,419	6,994	7,823	3,566	14,036
Total contractual obligations	$798,167	$188,958	$281,423	$313,750	$14,036

(1)	For more information on our long-term debt, see Note 10 to the Financial Statements.

(2)
The principal amount of $12.3 million due in November 2016 under the term loan facility is classified as long-term in our balance sheet at December 31, 2015 because we have the intent and ability to refinance the current principal amount due with borrowings under our existing revolving credit facility. Amounts represent the full face value of the term loan facility and are not reduced by the aggregate unamortized debt financing costs of $5.2 million as of December 31, 2015.

(3)	Interest amounts calculated using interest rates in effect as of December 31, 2015.

At December 31, 2015, $14.9 million of unrecognized tax benefits (including discontinued operations) have been recorded as liabilities in accordance with the accounting standard for income taxes related to uncertain tax positions, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest (including discontinued operations) of $3.0 million.

Indemnifications. In conjunction with, and effective as of the completion of, the Spin-off, we entered into the separation and distribution agreement with Archrock, which governs, among other things, the treatment between Archrock and us of aspects relating to indemnification, insurance, confidentiality and cooperation. Generally, the separation and distribution agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of Archrock’s business with Archrock. Pursuant to the agreement, we and Archrock will generally release the other party from all claims arising prior to the Spin-off that relate to the other party’s business. Additionally, in conjunction with, and effective as of the completion of, the Spin-off, we entered into the tax matters agreement with Archrock. Under the tax matters agreement and subject to certain exceptions, we are generally liable for, and indemnify Archrock against, taxes attributable to our business, and Archrock is generally liable for, and indemnify us against, all taxes attributable to its business. We are generally liable for, and indemnify Archrock against, 50% of certain taxes that are not clearly attributable to our business or Archrock’s business.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Effects of Inflation

Our revenues and results of operations have not been materially impacted by inflation in the past three fiscal years.

Critical Accounting Policies, Practices and Estimates

This discussion and analysis of our financial condition and results of operations is based upon the Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and accounting policies, including those related to bad debt, inventories, fixed assets, investments, intangible assets, income taxes, revenue recognition and contingencies and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances. The results of this process form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences can be material to our financial condition, results of operations and liquidity. We describe our significant accounting policies more fully in Note 2 to our Financial Statements.

Allowances and Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2015, 2014 and 2013, we recorded bad debt expense of $3.5 million, $0.6 million and $2.3 million, respectively. A five percent change in the allowance for doubtful accounts would have had an impact on income before income taxes of approximately $0.1 million during the year ended December 31, 2015.

Inventory is a significant component of current assets and is stated at the lower of cost or market. This requires us to record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions and production requirements. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. During 2015, 2014 and 2013, we recorded $15.6 million, $3.2 million and $0.6 million, respectively, in inventory write-downs and reserves for inventory which was obsolete, excess or carried at a price above market value. As discussed further in Note 13 to the Financial Statements, during the year ended December 31, 2015, we recorded restructuring and other charges of $8.7 million related to inventory write-downs associated with restructuring activities. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required. A five percent change in this inventory reserve balance would have had an impact on income before income taxes of approximately $0.7 million during the year ended December 31, 2015.

Depreciation

Property, plant and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives and salvage values, including idle assets in our active fleet. The assumptions and judgments we use in determining the estimated useful lives and salvage values of our property, plant and equipment reflect both historical experience and expectations regarding future use of our assets. The use of different estimates, assumptions and judgments in the establishment of property, plant and equipment accounting policies, especially those involving their useful lives, would likely result in significantly different net book values of our assets and results of operations.

Long-Lived Assets

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable. Compressor units in our active fleet that were idle as of December 31, 2015 comprise approximately 217,000 horsepower with a net book value of approximately $71.5 million. The determination that the carrying amount of an asset may not be recoverable requires us to make judgments regarding long-term forecasts of future revenue and costs related to the assets subject to review. Specifically for idle compression units that are removed from the active fleet and that will be sold to third parties as working compression units, significant assumptions include forecasted sale prices based on future market conditions and demand, forecasted cost to maintain the assets until sold and the forecasted length of time necessary to sell the assets. These forecasts are uncertain as they require significant assumptions about future market conditions. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred.

Income Taxes

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We operate in approximately 30 countries and, as a result, are subject to income taxes in both the U.S. and numerous foreign jurisdictions. For periods prior to the Spin-off, we determined our tax provision on a separate return, stand-alone basis. We and our subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in numerous state and foreign jurisdictions. In addition, certain of our operations were historically included in Archrock’s consolidated income tax returns in the U.S. federal and state jurisdictions. Our tax provision for periods prior to the Spin-off was determined on a separate return, stand-alone basis. Prior to the Spin-off, differences between the separate return method utilized and Archrock’s U.S. income tax returns and cash flows attributable to income taxes for our U.S. operations were recognized as distributions to, or contributions from, parent within parent equity. Significant judgments and estimates are required in determining consolidated income tax expense.

Deferred income taxes arise from temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future U.S. federal, state and foreign pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s financial position, results of operations or cash flows. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations.

The accounting standard for income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. In addition, guidance is provided on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. on the basis of estimates that future domestic cash generation and available borrowing capacity under our revolving credit facility, as well as the repayment of intercompany liabilities from our non-U.S. subsidiaries, will be sufficient to meet future domestic cash needs. We have not recorded a deferred tax liability related to these unremitted foreign earnings as it is not practicable to estimate the amount of unrecognized deferred tax liabilities. Should we decide to repatriate any unremitted foreign earnings, we would have to adjust the income tax provision in the period we determined that such earnings will no longer be indefinitely invested outside the U.S.

Revenue Recognition — Percentage-of-Completion Accounting

We recognize revenue and profit for our product sales operations as work progresses on long-term contracts using the percentage-of-completion method when the applicable criteria are met, which relies on estimates of total expected contract revenue and costs. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made and because the product sales projects usually last several months. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. The typical duration of these projects is three to 24 months. Due to the long-term nature of some of our jobs, developing the estimates of cost often requires significant judgment.

We estimate percentage-of-completion for compressor and accessory product sales on a direct labor hour to total labor hour basis. This calculation requires management to estimate the number of total labor hours required for each project and to estimate the profit expected on the project. Production and processing equipment product sales percentage-of-completion is estimated using the direct labor hour to total labor hour basis and the cost to total cost basis. The cost to total cost basis requires us to estimate the amount of total costs (labor and materials) required to complete each project. Because we have many product sales projects in process at any given time, we do not believe that materially different results would be achieved if different estimates, assumptions or conditions were used for any single project.

Factors that must be considered in estimating the work to be completed and ultimate profit include labor productivity and availability, the nature and complexity of work to be performed, the impact of change orders, availability of raw materials and the impact of delayed performance. If the aggregate combined cost estimates for uncompleted contracts that are recognized using the percentage-of-completion method in our product sales businesses had been higher or lower by 1% in 2015, our income before income taxes would have decreased or increased by approximately $7.2 million. As of December 31, 2015, we had recognized approximately $84.3 million in estimated earnings on uncompleted contracts.

Contingencies and Litigation

We are substantially self-insured for workers’ compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. In addition, we currently have a minimal amount of insurance on our offshore assets. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We review these estimates quarterly and believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the timeliness of reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known. As of December 31, 2015 and 2014, we had recorded approximately $1.6 million and $2.7 million, respectively, in insurance claim reserves.

In the ordinary course of business, we are involved in various pending or threatened legal actions. While we are unable to predict the ultimate outcome of these actions, the accounting standard for contingencies requires management to make judgments about future events that are inherently uncertain. We are required to record (and have recorded) a loss during any period in which we believe a loss contingency is probable and can be reasonably estimated. In making determinations of likely outcomes of pending or threatened legal matters, we consider the evaluation of counsel knowledgeable about each matter.

We regularly assess and, if required, establish accruals for income tax as well as non-income tax contingencies pursuant to the applicable accounting standards that could result from assessments of additional tax by taxing jurisdictions in countries where we operate. Tax contingencies are subject to a significant amount of judgment and are reviewed and adjusted on a quarterly basis in light of changing facts and circumstances considering the outcome expected by management. As of December 31, 2015 and 2014, we had recorded approximately $21.1 million and $13.0 million, respectively, of accruals for tax contingencies (including penalties and interest and discontinued operations). Of these amounts, $18.0 million and $11.6 million, respectively, are accrued for income taxes and $3.1 million and $1.4 million, respectively, are accrued for non-income based taxes. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks primarily associated with changes in foreign currency exchange rates. We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded foreign currency losses of $35.1 million and $8.8 million in our statements of operations during the years ended December 31, 2015 and 2014, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Our material exchange rate exposure relates to intercompany loans to subsidiaries whose functional currencies are the Brazilian Real and the Euro, which loans carried balances of $60.6 million and $9.1 million U.S. dollars, respectively, as of December 31, 2015. Our foreign currency losses included a translation loss of $29.0 million and $3.6 million during the years ended December 31, 2015 and 2014, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. Of the foreign currency losses recognized during the year ended December 31, 2015, $28.6 million was attributable to our Brazil subsidiary’s U.S. dollar denominated intercompany obligations and were the result of a currency devaluation in Brazil and increases in our Brazil subsidiary’s intercompany payables during the current year period. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

In recent years, Argentina’s regulations have at times restricted foreign exchange, including exchanging Argentine pesos for U.S. dollars in certain cases, and during these periods we were unable to freely repatriate cash from Argentina. In late 2015, following the election of a new president, some of the currency restrictions were lifted and we have been able to exchange Argentine pesos for U.S. dollars at market rates. However, if we experience restrictions in the future, the cash flow from our operations in Argentina may not be a reliable source of funding for our operations outside of Argentina, which could limit our ability to grow. Future restrictions on our ability to exchange Argentine pesos for U.S. dollars would also subject us to risk of currency devaluation on future earnings in Argentina. Following the easing of the restrictions in late 2015, the Argentine peso devalued by 32% against the U.S. dollar. During the year ended December 31, 2015, we recorded a $1.0 million foreign currency gain in our statements of operations from remeasuring foreign currency accounts into the functional currency in Argentina. Prior to the currency restrictions being lifted in Argentina in late 2015, we used Argentine pesos to purchase certain short term investments in Argentine government issued U.S. dollar denominated bonds. The effective peso to U.S. dollar exchange rate embedded in the purchase price of $18.4 million and $24.3 million of bonds purchased during the years ended December 31, 2015 and 2014, respectively, resulted in our recognition of a loss of $4.9 million and $6.5 million, respectively, which is included in other (income) expense, net, in our statements of operations. As of December 31, 2015, $8.1 million of our cash was in Argentina.

As of December 31, 2015, we had $530.0 million of outstanding borrowings that were effectively subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2015 would result in an annual increase in our interest expense of approximately $5.3 million.

Item 8.  Financial Statements and Supplementary Data

The consolidated and combined financial statements and supplementary information specified by this Item are presented in Part IV, Item 15 (“Exhibits and Financial Statement Schedules”) of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of December 31, 2015 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Prior to the Spin-off, we relied on certain financial information and resources of Archrock to manage specific aspects of our business and report results. These included investor relations, corporate communications, accounting, tax, legal, human resources, benefit plan administration, benefit plan reporting, general management, real estate, treasury, insurance and risk management, and oversight functions, such as board of directors and internal audit, which includes Sarbanes-Oxley compliance. In conjunction with the Spin-off, we revised and adopted policies, as needed, to meet all regulatory requirements applicable to us as a stand-alone public company. We continue to review and document our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness. These efforts may lead to additional changes in our internal control over financial reporting.

Other than those noted above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required in Part III, Item 10 of this report is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Beneficial Ownership of Common Stock” in our definitive proxy statement, to be filed with the SEC within 120 days of the end of our fiscal year.

Item 11.  Executive Compensation

The information required in Part III, Item 11 of this report is incorporated by reference to the sections entitled “Compensation Discussion and Analysis” and “Information Regarding Executive Compensation” in our definitive proxy statement, to be filed with the SEC within 120 days of the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in Part III, Item 12 of this report are incorporated by reference to the section entitled “Beneficial Ownership of Common Stock” in our definitive proxy statement, to be filed with the SEC within 120 days of the end of our fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2015, with respect to the Exterran Corporation compensation plans under which our common stock is authorized for issuance, aggregated as follows:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(#)	($)	(#)
Equity compensation plans approved by security holders (1)	434,224	$18.53	3,404,560
Equity compensation plans not approved by security holders	—	—	—
Total	434,224	0	3,404,560

(1)
Comprised of (i) the Exterran Corporation 2015 Stock Incentive Plan, the (“2015 Plan”) and (ii) the Exterran Corporation 2015 Directors’ Stock and Deferral Plan. The 2015 Plan also governs awards originally granted by Archrock under the Archrock, Inc. 2013 Stock Incentive Plan, the Archrock, Inc. 2007 Amended and Restated Stock Incentive Plan and the Universal Compression Holdings, Inc. Incentive Stock Option Plan. In addition to the outstanding options, as of December 31, 2015, there were 133,092 restricted stock units outstanding, payable in common stock upon vesting, outstanding under the 2015 Plan.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required in Part III, Item 13 of this report is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement, to be filed with the SEC within 120 days of the end of our fiscal year.

Item 14.  Principal Accountant Fees and Services

The information required in Part III, Item 14 of this report is incorporated by reference to the section entitled “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement, to be filed with the SEC within 120 days of the end of our fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as a part of this report.

1.	Financial Statements. The following financial statements are filed as a part of this report.

Report of Independent Registered Public Accounting Firm	F-1
Consolidated and Combined Balance Sheets	F-2
Consolidated and Combined Statements of Operations	F-3
Consolidated and Combined Statements of Comprehensive Income	F-4
Consolidated and Combined Statements of Stockholders’ Equity	F-5
Consolidated and Combined Statements of Cash Flows	F-6
Notes to Consolidated and Combined Financial Statements	F-7

2.	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules have been omitted because they are not required under the relevant instructions.

3.Exhibits

Exhibit No.	Description
2.1
Separation and Distribution Agreement, dated as of November 3, 2015, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

2.2*
First Amendment to Separation and Distribution Agreement, dated as of December 15, 2015, by and among Archrock, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P.

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

10.7†	Exterran Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, as filed on November 2, 2015
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

10.15†	Exterran Corporation Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, as filed on November 2, 2015

Exhibit No.	Description
10.16†	Form of Employment Letter, incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
10.17†	Form of Severance Benefit Agreement, incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form 10-12B, as filed on August 5, 2015
10.18†	Form of Change of Control Agreement, incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form 10-12B, as filed on August 5, 2015
10.19†	Exterran Corporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
10.20*	Exterran Corporation Amended and Restated Directors’ Stock and Deferral Plan
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
24.1*	Powers of Attorney (included on the signature page to this Report)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed, herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exterran Corporation

/s/ ANDREW J. WAY
Name: Andrew J. Way
Title: President and Chief Executive Officer

Date: February 25, 2016

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew J. Way, Jon C. Biro and Valerie Banner, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2016.

Signature	Title

/s/ ANDREW J. WAY	President and Chief Executive Officer and Director
Andrew J. Way	(Principal Executive Officer)

/s/ JON C. BIRO	Senior Vice President and Chief Financial Officer
Jon C. Biro	(Principal Financial Officer and Principal Accounting Officer)

/s/ WILLIAM M. GOODYEAR	Director
William M. Goodyear

/s/ JOHN P. RYAN	Director
John P. Ryan

/s/ CHRISTOPHER T. SEAVER	Director
Christopher T. Seaver

/s/ RICHARD R. STEWART	Director
Richard R. Stewart

/s/ IEDA GOMES YELL	Director
Ieda Gomes Yell

/s/ JAMES C. GOUIN	Director
James C. Gouin

/s/ MARK R. SOTIR	Director
Mark R. Sotir

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Exterran Corporation
Houston, Texas

We have audited the accompanying consolidated and combined balance sheets of Exterran Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated and combined statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1, prior to November 3, 2015 the accompanying consolidated and combined financial statements were derived from the consolidated financial statements and accounting records of Archrock, Inc. The combined financial statements also include expense allocations for certain corporate functions historically provided by Archrock, Inc. These allocations may not be reflective of the actual expense which would have been incurred had the Company operated as a separate entity apart from Archrock, Inc. during the periods prior to November 3, 2015.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2016

EXTERRAN CORPORATION
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands, except par value and share amounts)

	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$29,032	$39,361
Restricted cash	1,490	1,490
Accounts receivable, net of allowance of $2,868 and $2,133, respectively	372,105	398,070
Inventory, net (Note 4)	210,554	291,240
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 5)	119,621	120,938
Other current assets	60,896	53,977
Current assets associated with discontinued operations (Note 3)	191	468
Total current assets	793,889	905,544
Property, plant and equipment, net (Note 6)	899,402	954,811
Deferred income taxes (Note 14)	86,807	106,789
Intangible and other assets, net (Note 7)	62,261	65,679
Total assets	$1,842,359	$2,032,823

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable, trade	$94,353	$161,826
Accrued liabilities (Note 9)	129,880	167,942
Deferred revenue	31,675	64,820
Billings on uncompleted contracts in excess of costs and estimated earnings (Note 5)	38,666	76,277
Current liabilities associated with discontinued operations (Note 3)	1,249	1,338
Total current liabilities	295,823	472,203
Long-term debt (Note 10)	525,593	1,107
Deferred income taxes (Note 14)	22,531	38,815
Long-term deferred revenue	59,769	41,591
Other long-term liabilities	28,626	26,968
Long-term liabilities associated with discontinued operations (Note 3)	158	317
Total liabilities	932,500	581,001
Commitments and contingencies (Note 20)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 35,153,358 and zero shares issued, respectively	352	—
Additional paid-in capital	932,058	—
Retained earnings	(36,483)	—
Treasury stock — 5,776 and zero common shares, at cost, respectively	(54)	—
Parent equity (Note 15)	—	1,435,046
Accumulated other comprehensive income	13,986	16,776
Total stockholders’ equity (Note 16)	909,859	1,451,822
Total liabilities and equity	$1,842,359	$2,032,823
The accompanying notes are an integral part of these consolidated and combined financial statements.

EXTERRAN CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Contract operations	$469,900	$493,853	$476,016
Aftermarket services	127,802	162,724	160,672
Product sales—third-parties	1,117,974	1,283,208	1,660,344
Product sales—affiliates (Note 15)	154,267	232,969	118,441
	1,869,943	2,172,754	2,415,473
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	172,391	185,408	196,944
Aftermarket services	91,233	120,181	120,344
Product sales	1,115,400	1,270,296	1,514,669
Selling, general and administrative	223,007	267,493	264,890
Depreciation and amortization	157,817	173,803	140,029
Long-lived asset impairment (Note 12)	20,788	3,851	11,941
Restructuring and other charges (Note 13)	32,100	—	—
Interest expense	7,271	1,905	3,551
Equity in income of non-consolidated affiliates (Note 8)	(15,152)	(14,553)	(19,000)
Other (income) expense, net	34,837	7,222	(1,966)
	1,839,692	2,015,606	2,231,402
Income before income taxes	30,251	157,148	184,071
Provision for income taxes (Note 14)	40,172	77,833	97,367
Income (loss) from continuing operations	(9,921)	79,315	86,704
Income from discontinued operations, net of tax (Note 3)	56,132	73,198	66,149
Net income	$46,211	$152,513	$152,853

Basic net income per common share (Note 18):
Income (loss) from continuing operations per common share	$(0.29)	$2.31	$2.53
Income from discontinued operations per common share	1.64	2.14	1.93
Net income per common share	$1.35	$4.45	$4.46

Diluted net income per common share (Note 18):
Income (loss) from continuing operations per common share	$(0.29)	$2.31	$2.53
Income from discontinued operations per common share	1.64	2.14	1.93
Net income per common share	$1.35	$4.45	$4.46

Weighted average common shares outstanding used in income per common share (Note 18):
Basic	34,288	34,286	34,286
Diluted	34,288	34,286	34,286
The accompanying notes are an integral part of these consolidated and combined financial statements.

EXTERRAN CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$46,211	$152,513	$152,853
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,790)	(14,648)	4,531
Comprehensive income	$43,421	$137,865	$157,384
The accompanying notes are an integral part of these consolidated and combined financial statements.

EXTERRAN CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Parent Equity	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balance, January 1, 2013	—	$—	$—	$—	—	$—	$1,380,501	$26,893	$1,407,394
Net income							152,853		152,853
Net distributions to parent							(190,874)		(190,874)
Foreign currency translation adjustment							—	4,531	4,531
Balance at December 31, 2013	—	$—	$—	$—	—	$—	$1,342,480	$31,424	$1,373,904
Net income							152,513		152,513
Net distributions to parent							(59,947)		(59,947)
Foreign currency translation adjustment							—	(14,648)	(14,648)
Balance at December 31, 2014	—	$—	$—	$—	—	$—	$1,435,046	$16,776	$1,451,822
Net income (loss)				(36,483)			82,694		46,211
Foreign currency translation adjustment								(2,790)	(2,790)
Net distributions to parent							(55,519)		(55,519)
Cash transfer to Archrock, Inc. at Spin-off							(532,578)		(532,578)
Conversion of parent equity to additional paid-in capital	34,286,267	343	929,300				(929,643)		—
Conversion of stock-based compensation awards at Spin-off	505,512	5	(5)						—
Treasury stock purchased					(3,389)	(54)			(54)
Stock-based compensation, net of forfeitures	361,579	4	2,115		(2,387)				2,119
Income tax benefit from stock-based compensation expenses			648						648
Balance at December 31, 2015	35,153,358	$352	$932,058	$(36,483)	(5,776)	$(54)	$—	$13,986	$909,859
The accompanying notes are an integral part of these consolidated and combined financial statements.

EXTERRAN CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$46,211	$152,513	$152,853
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	157,817	173,803	140,029
Long-lived asset impairment	20,788	3,851	11,941
Amortization of deferred financing costs	702	—	—
Income from discontinued operations, net of tax	(56,132)	(73,198)	(66,149)
Provision for doubtful accounts	3,490	679	2,317
Gain on sale of property, plant and equipment	(1,829)	(1,834)	(3,398)
Equity in income of non-consolidated affiliates	(15,152)	(14,553)	(19,000)
Loss on remeasurement of intercompany balances	28,984	3,614	4,313
Loss on sale of business	—	961	—
Stock-based compensation expense	8,184	5,288	5,330
Deferred income tax provision	(26,297)	10,106	15,956
Changes in assets and liabilities:
Accounts receivable and notes	15,618	(50,641)	(16,981)
Inventory	78,997	(11,893)	(24,535)
Costs and estimated earnings versus billings on uncompleted contracts	(37,909)	(17,078)	(36,539)
Other current assets	(10,263)	(1,285)	23,412
Accounts payable and other liabilities	(82,935)	(6,949)	9,180
Deferred revenue	(2,428)	(9,913)	(14,322)
Other	(4,532)	(18,373)	(19,987)
Net cash provided by continuing operations	123,314	145,098	164,420
Net cash provided by discontinued operations	6,980	5,844	5,866
Net cash provided by operating activities	130,294	150,942	170,286

Cash flows from investing activities:
Capital expenditures	(158,925)	(157,854)	(100,195)
Proceeds from sale of property, plant and equipment	6,625	12,219	21,264
Proceeds from sale of businesses	—	1,516	—
Return of investments in non-consolidated affiliates	15,185	14,750	19,000
Proceeds received from settlement of note receivable	5,357	—	—
(Increase) decrease in restricted cash	—	(221)	14
Cash invested in non-consolidated affiliates	(33)	(197)	—
Net cash used in continuing operations	(131,791)	(129,787)	(59,917)
Net cash provided by discontinued operations	49,677	66,210	74,830
Net cash provided by (used in) investing activities	(82,114)	(63,577)	14,913

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	673,500	—	—
Repayments of long-term debt	(143,500)	—	—
Cash transfer to Archrock, Inc. at Spin-off	(532,578)	—	—
Net distributions to parent	(38,816)	(79,273)	(182,685)
Payments for debt issuance costs	(13,345)	—	—
Purchases of treasury stock	(54)	—	—
Net cash used in financing activities	(54,793)	(79,273)	(182,685)

Effect of exchange rate changes on cash and cash equivalents	(3,716)	(3,925)	(1,487)
Net increase (decrease) in cash and cash equivalents	(10,329)	4,167	1,027
Cash and cash equivalents at beginning of period	39,361	35,194	34,167
Cash and cash equivalents at end of period	$29,032	$39,361	$35,194

Supplemental disclosure of cash flow information:
Income taxes paid, net	$64,683	$63,372	$73,497
Interest paid, net of capitalized amounts	$4,141	$1,905	$3,551

Supplemental disclosure of non-cash transactions:
Net transfers of property, plant, and equipment to (from) parent prior to the Spin-off	$(7,627)	$(17,472)	$12,578
Transfer of net deferred tax liabilities from parent at Spin-off	$29,203	$—	$—
Accrued capital expenditures	$2,743	$15,426	$6,442

The accompanying notes are an integral part of these consolidated and combined financial statements.

EXTERRAN CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Description of Business, Spin-Off and Basis of Presentation

Description of Business

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a market leader in the provision of compression, production and processing products and services that support the production and transportation of oil and natural gas throughout the world. We provide these products and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. We operate in three primary business lines: contract operations, aftermarket services and product sales. In our contract operations business line, we have operations outside of the United States of America (“U.S.”) where we own and operate natural gas compression equipment and crude oil and natural gas production and processing equipment on behalf of our customers. In our aftermarket services business line, we have operations outside of the U.S. where we provide operations, maintenance, overhaul and reconfiguration services to customers who own their own compression, production, processing, treating and related equipment. In our product sales business line, we manufacture natural gas compression packages and oil and natural gas production and processing equipment for sale to our customers throughout the world and for use in our contract operations business line. In addition, our product sales business line provides engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities, the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants. We also offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as integrated projects.

Spin-off

On November 3, 2015, Archrock, Inc. (named Exterran Holdings, Inc. prior to November 3, 2015) (“Archrock”) completed the spin-off (the “Spin-off”) of its international contract operations, international aftermarket services (the international contract operations and international aftermarket services businesses combined are referred to as the “international services businesses” and include such activities conducted outside of the U.S.) and global fabrication businesses into an independent, publicly traded company named Exterran Corporation. We refer to the global fabrication business previously operated by Archrock as our product sales business. To effect the Spin-off, on November 3, 2015, Archrock distributed, on a pro rata basis, all of our shares of common stock to its stockholders of record as of October 27, 2015 (the “Record Date”). Archrock shareholders received one share of Exterran Corporation common stock for every two shares of Archrock common stock held at the close of business on the Record Date. Pursuant to the separation and distribution agreement with Archrock and certain of our and Archrock’s respective affiliates, on November 3, 2015, we transferred cash of $532.6 million to Archrock. Our Registration Statement on Form 10, as amended, initially filed with the Securities and Exchange Commission on March 13, 2015, was declared effective on October 21, 2015. On November 4, 2015, Exterran Corporation common stock began “regular-way” trading on the New York Stock Exchange under the stock symbol “EXTN.” Following the completion of the Spin-off, we and Archrock are independent, publicly traded companies with separate boards of directors and management.

Basis of Presentation

The accompanying consolidated and combined financial statements of Exterran Corporation included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All financial information presented for periods after the Spin-off represents our consolidated results of operations, financial position and cash flows (referred to as the “consolidated financial statements”) and all financial information for periods prior to the Spin-off represents our combined results of operations, financial position and cash flows (referred to as the “combined financial statements”). Accordingly:

•
Our consolidated and combined statements of operations, comprehensive income, cash flows and stockholders’ equity for the year ended December 31, 2015 consist of (i) the combined results of Archrock’s international services and product sales businesses for the period between January 1, 2015 and November 3, 2015 and (ii) the consolidated results of Exterran Corporation for periods subsequent to November 3, 2015. Our combined statements of operations, comprehensive income, cash flows and stockholders’ equity for the years ended December 31, 2014 and 2013 consist entirely of the combined results of Archrock’s international services and product sales businesses.

•
Our consolidated balance sheet at December 31, 2015 consists of the consolidated balances of Exterran Corporation, while at December 31, 2014, it consists entirely of the combined balances of Archrock’s international services and product sales businesses.

The combined financial statements were derived from the accounting records of Archrock and reflect the combined historical results of operations, financial position and cash flows of Archrock’s international services and product sales businesses. The combined financial statements were presented as if such businesses had been combined for periods prior to November 4, 2015. All intercompany transactions and accounts within these statements have been eliminated. Affiliate transactions between the international services and product sales businesses of Archrock and the other businesses of Archrock have been included in the combined financial statements, with the exception of product sales within our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”). Prior to the closing of the Spin-off, EESLP also had a fleet of compression units used to provide compression services in the U.S. services business of Archrock. Revenue has not been recognized in the combined statements of operations for the sale of compressor units by us that were used by EESLP to provide compression services to customers of the U.S. services business of Archrock. See Note 15 for further discussion on transactions with affiliates.

The combined financial statements include certain assets and liabilities that have historically been held at the Archrock level but are specifically identifiable or otherwise attributable to us. The assets and liabilities in the combined financial statements have been reflected on a historical cost basis, as immediately prior to the Spin-off all of the assets and liabilities of Exterran Corporation were wholly owned by Archrock. Third party debt of Archrock, other than debt attributable to capital leases, was not allocated to us for any of the periods presented as we were not the legal obligor of the debt and Archrock’s borrowings were not directly attributable to our business. The combined statements of operations also include expense allocations for certain functions historically performed by Archrock and not allocated to its operating segments, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology. See Note 15 for further discussion regarding the allocation of corporate expenses.

We refer to the consolidated and combined financial statements collectively as “financial statements,” and individually as “balance sheets,” “statements of operations,” “statements of comprehensive income,” “statements of stockholders’ equity” and “statements of cash flows” herein.

Investments in affiliated entities in which we own more than a 20% interest and do not have a controlling interest are accounted for using the equity method.

2. Significant Accounting Policies

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses, as well as the disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. Management believes that the estimates and assumptions used are reasonable.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash as of December 31, 2015 and 2014 consists of cash that contractually is not available for immediate use. Restricted cash is presented separately from cash and cash equivalents in our balance sheets and statements of cash flows.

Revenue Recognition

Contract operations revenue is recognized when earned, which generally occurs monthly when service is provided under our customer contracts. Aftermarket services revenue is recognized as products are delivered and title is transferred or services are performed for the customer.

Product sales revenue from third parties is recognized using the percentage-of-completion method when the applicable criteria are met. We estimate percentage-of-completion for compressor and accessory product sales on a direct labor hour to total labor hour basis. We estimate production and processing equipment product sales percentage-of-completion using the direct labor hour to total labor hour basis and the cost to total cost basis. The duration of these projects is typically between three and 24 months. Product sales revenue is recognized using the completed contract method when the applicable criteria of the percentage-of-completion method are not met. Product sales revenue under the completed contract method is recognized upon either delivery to the customer or achievement of substantial completion in accordance with the specifications within the underlying contract, which generally occurs when all significant attributes and components of the product are completed. Prior to the Spin-off, product sales revenue from affiliates was recognized using the completed contract method as the equipment was not guaranteed to be sold to the affiliate until the entities entered into a bill of sale for such equipment which occurred at the completion of the manufacturing process. Subsequent to November 3, 2015, sales to Archrock and Archrock Partners, L.P. (named Exterran Partners, L.P. prior to November 3, 2015) (“Archrock Partners”) are considered sales to third parties. Product sales revenue from a claim is recognized to the extent that costs related to the claim have been incurred, when collection is probable and can be reliably estimated. We estimate the future costs and gross margin on uncompleted contracts related to our product sales contracts. If we determine that a contract will result in a loss, we record a provision for the entire amount of the estimated loss in the period in which such loss is identified.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We believe that the credit risk in temporary cash investments is limited because our cash is held in accounts with multiple financial institutions. Trade accounts receivable are due from companies of varying size engaged principally in oil and natural gas activities throughout the world. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of products and services we provide and the terms of our contract operations customer service agreements.

We maintain allowances for doubtful accounts for estimated losses resulting from our customers’ inability to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2015, 2014 and 2013, we recorded bad debt expense of $3.5 million, $0.6 million and $2.3 million, respectively.

Inventory

Inventory consists of parts used for manufacturing or maintenance of natural gas compression equipment and facilities and processing and production equipment and also includes new compression units and production equipment that are held for sale. Inventory is stated at the lower of cost or market using the average-cost method. A reserve is recorded against inventory balances for estimated obsolescence based on specific identification and historical experience.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives as follows:

Compression equipment, facilities and other fleet assets	3 to 30 years
Buildings	20 to 35 years
Transportation, shop equipment and other	3 to 12 years

Installation costs capitalized on contract operations projects are generally depreciated over the life of the underlying contract. Major improvements that extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. When property, plant and equipment is sold, retired or otherwise disposed of, the gain or loss is recorded in other (income) expense, net. Interest is capitalized during the construction period on equipment and facilities that are constructed for use in our operations. The capitalized interest is included as part of the cost of the asset to which it relates and is amortized over the asset’s estimated useful life.

Computer Software

Certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software, which ranges from three to five years. Costs related to the preliminary project stage and the post-implementation/operation stage of an internal-use computer software development project are expensed as incurred. Capitalized software costs are included in property, plant and equipment, net, in our balance sheets.

Long-Lived Assets

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred. Identifiable intangibles are amortized over the assets’ estimated useful lives.

Deferred Revenue

Deferred revenue is primarily comprised of upfront billings on contract operations jobs, milestone billings related to jobs where revenue is recognized on the completed contract method and billings related to jobs where revenue is recognized on the percentage-of-completion method that have not begun. Upfront payments received from customers on contract operations jobs are generally deferred and amortized over the life of the underlying contract.

Other (Income) Expense, Net

Other (income) expense, net, is primarily comprised of gains and losses from the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates, short-term investments and the sale of used assets.

Income Taxes

Our operations are subject to U.S. federal, state and local and foreign income taxes. We and our subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in numerous state and foreign jurisdictions. In addition, certain of our operations were historically included in Archrock’s consolidated income tax returns in the U.S. federal and state jurisdictions. Our tax provision for periods prior to the Spin-off was determined on a separate return, stand-alone basis. Prior to the Spin-off, differences between the separate return method utilized and Archrock’s U.S. income tax returns and cash flows attributable to income taxes for our U.S. operations were recognized as distributions to, or contributions from, parent within parent equity.

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with the accounting standard on income taxes under a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Foreign Currency Translation

The financial statements of subsidiaries outside the U.S., except those for which we have determined that the U.S. dollar is the functional currency, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting gains and losses from the translation of accounts into U.S. dollars are included in accumulated other comprehensive income in our balance sheets. For all subsidiaries, gains and losses from remeasuring foreign currency accounts into the functional currency are included in other (income) expense, net, in our statements of operations. We recorded a foreign currency loss of $35.1 million, $8.8 million and $3.0 million during the years ended December 31, 2015, 2014 and 2013, respectively. Included in our foreign currency loss was $29.0 million, $3.6 million and $4.3 million of non-cash losses from foreign currency exchange rate changes recorded on intercompany obligations during the years ended December 31, 2015, 2014 and 2013, respectively. Of the foreign currency losses recognized during the year ended December 31, 2015, $28.6 million was attributable to our Brazil subsidiary’s U.S. dollar denominated intercompany obligations and were the result of a currency devaluation in Brazil and increases in our Brazil subsidiary’s intercompany payables during the current year period.

In recent years, Argentina’s regulations have at times restricted foreign exchange, including exchanging Argentine pesos for U.S. dollars in certain cases, and during these periods we were unable to freely repatriate cash generated in Argentina to fund our other operations. In late 2015, following the election of a new president, some of the currency restrictions were lifted and we have been able to exchange Argentine pesos for U.S. dollars at market rates. Prior to the currency restrictions being lifted in Argentina in late 2015, we used Argentine pesos to purchase certain short-term investments in Argentine government issued U.S. dollar denominated bonds. The effective peso to U.S. dollar exchange rate embedded in the purchase price of these bonds resulted in our recognition of a loss during the years ended December 31, 2015 and 2014 of $4.9 million and $6.5 million, respectively, which is included in other (income) expense, net, in our statements of operations.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables and debt. At December 31, 2015 and 2014, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our balance sheets. See Note 11 for additional information regarding the fair value hierarchy.

Recent Accounting Developments

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes. The update simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. For public business entities, this update is effective on a prospective basis for interim and annual periods beginning after December 15, 2016. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. We elected early adoption with retrospective application as permitted by the guidance. Accordingly, we have restated our balance sheet as of December 31, 2014 to reclassify current deferred income tax assets of $48.9 million to noncurrent deferred income tax assets and current deferred income tax liabilities of $0.6 million to noncurrent deferred income tax liabilities. As a result, our working capital as of December 31, 2014 decreased by $48.3 million compared to amounts previously reported.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which will require an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. For public business entities, this update is effective on a prospective basis for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of this update on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The update requires an entity to present such costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that the guidance in the previous update does not apply to line-of-credit arrangements. Per the subsequent update, line-of-credit arrangements will continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The update will be effective for reporting periods beginning after December 15, 2015 on a retrospective basis and early adoption is permitted. We elected early adoption as permitted by the guidance. During the year ended December 31, 2015, we incurred transaction costs of $7.7 million and $5.6 million related to our revolving credit facility and term loan facility, respectively. Debt issuance costs relating to our term loan facility have been presented as a direct deduction from the carrying value of the facility and debt issuance costs relating to our revolving credit facility have been presented as an asset within intangible and other assets, net.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The update outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted for reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this update. We are currently evaluating the potential impact of the update on our financial statements.

3. Discontinued Operations

In May 2009, the Venezuelan government enacted a law that reserves to the State of Venezuela certain assets and services related to hydrocarbon activities, which included substantially all of our assets and services in Venezuela. The law provides that the reserved activities are to be performed by the State, by the State-owned oil company, Petroleos de Venezuela S.A. (“PDVSA”), or its affiliates, or through mixed companies under the control of PDVSA or its affiliates. The law authorizes PDVSA or its affiliates to take possession of the assets and take over control of those operations related to the reserved activities as a step prior to the commencement of an expropriation process, and permits the national executive of Venezuela to decree the total or partial expropriation of shares or assets of companies performing those services.

In June 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela, and by the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. The expropriation of our business in Venezuela meets the criteria established for recognition as discontinued operations under GAAP. Therefore, our Venezuelan contract operations business is reflected as discontinued operations in our financial statements.

In March 2010, our Spanish subsidiary filed a request for the institution of an arbitration proceeding against Venezuela with the International Centre for Settlement of Investment Disputes (“ICSID”) related to the seized assets and investments under the agreement between Spain and Venezuela for the Reciprocal Promotion and Protection of Investments and under Venezuelan law. The arbitration hearing occurred in July 2012.

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received an initial payment of $176.7 million in cash at closing, of which we remitted $50.0 million to repay the amount we collected in January 2010 under the terms of an insurance policy we maintained for the risk of expropriation. We received installment payments, including an annual charge, totaling $56.6 million, $72.6 million and $69.3 million during the years ended December 31, 2015, 2014 and 2013, respectively. The remaining principal amount due to us of approximately $66 million as of December 31, 2015, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In connection with the sale of these assets, we have agreed to suspend the arbitration proceeding previously filed by our Spanish subsidiary against Venezuela pending payment in full by PDVSA Gas of the purchase price for these nationalized assets.

In accordance with the separation and distribution agreement, a subsidiary of Archrock has the right to receive payments from EESLP based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our previously nationalized assets promptly after such amounts are collected by our subsidiaries. See Note 20 for additional discussion related to our contingent liability to Archrock.

In June 2012, we committed to a plan to sell our contract operations and aftermarket services businesses in Canada (“Canadian Operations”) as part of our continued emphasis on simplification and focus on our core businesses. Our Canadian Operations are reflected as discontinued operations in our financial statements. These operations were previously included in our contract operations and aftermarket services business segments. In connection with the planned disposition, we recorded impairment charges totaling $6.4 million during the year ended December 31, 2013. The impairment charges are reflected in income from discontinued operations, net of tax, in our statements of operations.

In July 2013, we completed the sale of our Canadian Operations to Ironline Compression Holdings LLC, an affiliate of Staple Street Capital L.L.C. We received the following consideration for the sale of the Canadian Operations (specified in either U.S. dollars (“$”) or Canadian dollars (“CDN$”)): (i) cash proceeds of $12.3 million, net of transaction expenses, (ii) a note receivable of CDN$8.1 million, (iii) contingent consideration of CDN$5.0 million based upon the Canadian Operations reaching a specified performance threshold prior to December 31, 2016 and (iv) a potential tax refund related to the Canadian Operations of CDN$1.6 million if such amounts are received by the Canadian Operations.

The following table summarizes the operating results of discontinued operations (in thousands):

	Years Ended December 31,
	2015	2014	2013
	Venezuela	Venezuela	Venezuela	Canada	Total
Revenue	$—	$—	$—	$24,458	$24,458
Expenses and selling, general and administrative	185	479	883	21,810	22,693
Loss (recovery) attributable to expropriation and impairments	(50,074)	(66,040)	(66,344)	6,376	(59,968)
Other income, net	(6,243)	(7,637)	(4,552)	(30)	(4,582)
Provision for income taxes	—	—	—	166	166
Income (loss) from discontinued operations, net of tax	$56,132	$73,198	$70,013	$(3,864)	$66,149

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	December 31,
	2015	2014
Cash	$177	$431
Accounts receivable	—	2
Other current assets	14	35
Total current assets associated with discontinued operations	191	468
Total assets associated with discontinued operations	$191	$468

Accounts payable	$—	$214
Accrued liabilities	1,249	1,124
Total current liabilities associated with discontinued operations	1,249	1,338
Other long-term liabilities	158	317
Total liabilities associated with discontinued operations	$1,407	$1,655

4. Inventory, net

Inventory, net of reserves, consisted of the following amounts (in thousands):

	December 31,
	2015	2014
Parts and supplies	$136,031	$148,724
Work in progress	41,184	108,814
Finished goods	33,339	33,702
Inventory, net	$210,554	$291,240

During the years ended December 31, 2015, 2014 and 2013 we recorded $15.6 million, $3.2 million and $0.6 million, respectively, in inventory write-downs and reserves for inventory which was obsolete, excess or carried at a price above market value. As of December 31, 2015 and 2014, we had inventory reserves of $14.5 million and $8.7 million, respectively. As discussed further in Note 13, during the year ended December 31, 2015, we recorded restructuring and other charges of $8.7 million related to inventory write-downs associated with restructuring activities.

Prior to the Spin-off, product sales revenue from affiliates was recognized using the completed contract method as the equipment was not guaranteed to be sold to the affiliate until the entities entered into a bill of sale for such equipment which occurred at the completion of the manufacturing process. At December 31, 2014, $33.5 million of work in progress inventory related to product sales projects to affiliates. Subsequent to November 3, 2015, sales to Archrock and Archrock Partners are recognized using the percentage-of-completion method.

5. Product Sales Contracts

Costs, estimated earnings and billings on uncompleted contracts that are recognized using the percentage-of-completion method consisted of the following (in thousands):

	December 31,
	2015	2014
Costs incurred on uncompleted contracts	$722,983	$811,977
Estimated earnings	84,348	134,569
	807,331	946,546
Less — billings to date	(726,376)	(901,885)
	$80,955	$44,661

Costs, estimated earnings and billings on uncompleted contracts are presented in the accompanying financial statements as follows (in thousands):

	December 31,
	2015	2014
Costs and estimated earnings in excess of billings on uncompleted contracts	$119,621	$120,938
Billings on uncompleted contracts in excess of costs and estimated earnings	(38,666)	(76,277)
	$80,955	$44,661

6. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31,
	2015	2014
Compression equipment, facilities and other fleet assets	$1,530,223	$1,514,982
Land and buildings	153,449	154,866
Transportation and shop equipment	181,396	194,032
Other	100,099	112,732
	1,965,167	1,976,612
Accumulated depreciation	(1,065,765)	(1,021,801)
Property, plant and equipment, net	$899,402	$954,811

Depreciation expense was $152.5 million, $167.3 million and $131.7 million during the years ended December 31, 2015, 2014 and 2013, respectively. Assets under construction of $66.0 million and $70.7 million were primarily included in compression equipment, facilities and other fleet assets at December 31, 2015 and 2014, respectively. We capitalized $0.1 million of interest related to construction in process during the year ended December 31, 2015.

7. Intangible and Other Assets, net

Intangible and other assets, net, consisted of the following (in thousands):

	December 31,
	2015	2014
Intangible assets, net	$17,809	$23,788
Recoverable foreign social security tax	15,165	19,372
Deferred financing costs	7,399	—
Other	21,888	22,519
Intangibles and other assets, net	$62,261	$65,679

Intangible assets and deferred financing costs consisted of the following (in thousands):

	December 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred financing costs (1)	$7,673	$(274)	$—	$—
Marketing related (20 year life)	2,537	(1,759)	2,638	(1,747)
Customer related (17-20 year life)	78,271	(61,888)	81,088	(59,918)
Technology based (20 year life)	3,252	(3,014)	3,843	(3,480)
Contract based (2-11 year life)	43,930	(43,520)	44,983	(43,619)
Intangible assets and deferred financing costs	$135,663	$(110,455)	$132,552	$(108,764)

(1)	Represents debt issuance costs relating to our revolving credit facility. See Note 10 for further discussion regarding our revolving credit facility.

Amortization of deferred financing costs related to our revolving credit facility totaled $0.3 million during the year ended December 31, 2015, and was recorded to interest expense in our statements of operations. Amortization of intangible assets totaled $5.3 million, $6.5 million and $8.3 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2016	$4,236
2017	3,131
2018	2,561
2019	2,112
2020	1,790
Thereafter	3,979
Total	$17,809

8. Investments in Non-Consolidated Affiliates

Investments in affiliates that are not controlled by us where we have the ability to exercise significant influence over the operations are accounted for using the equity method.

We own a 30.0% interest in WilPro Energy Services (PIGAP II) Limited and 33.3% interest in WilPro Energy Services (El Furrial) Limited which are joint ventures that provided natural gas compression and injection services in Venezuela. In May 2009, PDVSA assumed control over the assets of our Venezuelan joint ventures and transitioned the operations, including the hiring of their employees, to PDVSA. In March 2011, our Venezuelan joint ventures, together with the Netherlands’ parent company of our joint venture partners, filed a request for the institution of an arbitration proceeding against Venezuela with ICSID related to the seized assets and investments.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received an initial payment of $37.6 million in March 2012, and received installment payments, including an annual charge, totaling $15.2 million, $14.7 million and $19.0 million during the years ended December 31, 2015, 2014 and 2013, respectively. The remaining principal amount due to us of approximately $13 million as of December 31, 2015, is payable in cash installments through the first quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as equity in (income) loss of non-consolidated affiliates in our statements of operations in the periods such payments are received. In January 2016, we received an installment payment, including an annual charge, of $5.2 million. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

In accordance with the separation and distribution agreement, a subsidiary of Archrock has the right to receive payments from EESLP based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries. See Note 20 for additional discussion related to our contingent liability to Archrock.

9. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued salaries and other benefits	$50,239	$75,635
Accrued income and other taxes	37,668	47,406
Accrued warranty expense	5,973	11,203
Accrued interest	2,454	—
Accrued start-up and commissioning expenses	2,695	3,630
Accrued other liabilities	30,851	30,068
Accrued liabilities	$129,880	$167,942

During 2014, we accrued $7.0 million of warranty expense on one project for a single customer. Our warranty expense was $3.6 million, $10.5 million and $4.9 million during the years ended December 31, 2015, 2014 and 2013, respectively.

10. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2015	2014
Revolving credit facility due November 2020	$285,000	$—
Term loan facility due November 2017	245,000	—
Other, interest at various rates, collateralized by equipment and other assets	836	1,107
Unamortized deferred financing costs	(5,243)	—
Long-term debt	$525,593	$1,107

Revolving Credit Facility and Term Loan

On July 10, 2015, we and our wholly owned subsidiary, EESLP, entered into a $750.0 million credit agreement (the “Credit Agreement”) with Wells Fargo, as the administrative agent, and various financial institutions as lenders. On October 5, 2015, the parties amended and restated the Credit Agreement to provide for a $925.0 million credit facility, consisting of a $680.0 million revolving credit facility and a $245.0 million term loan facility (collectively, the “Credit Facility”). Availability under the Credit Facility was subject to the satisfaction of certain conditions precedent, including the consummation of the Spin-off on or before January 4, 2016 (the date on which those conditions were satisfied, November 3, 2015, is referred to as the “Initial Availability Date”). The revolving credit facility will mature in November 2020 and the term loan facility will mature in November 2017. In accordance with the Credit Agreement, we are required to repay borrowings outstanding under the term loan facility on each anniversary of the Initial Availability Date in an amount equal to the lesser of (i) $12.3 million and (ii) the outstanding principal balance of the term loan facility. The principal amount of $12.3 million due in November 2016 under the term loan facility is classified as long-term in our balance sheet at December 31, 2015 because we have the intent and ability to refinance the current principal amount due with borrowings under our existing revolving credit facility. On November 3, 2015, EESLP incurred approximately $300.0 million of indebtedness under the revolving credit facility and $245.0 million of indebtedness under the term loan facility. Pursuant to the separation and distribution agreement with Archrock and certain of our and Archrock’s respective affiliates, on November 3, 2015, EESLP transferred $532.6 million of net proceeds from borrowings under the Credit Facility to Archrock to allow it to repay a portion of its indebtedness in connection with the Spin-off.

As of December 31, 2015, we had $285.0 million in outstanding borrowings and $116.4 million in outstanding letters of credit under our revolving credit facility. At December 31, 2015, taking into account guarantees through letters of credit, we had undrawn and available capacity of $278.6 million under our revolving credit facility.

Revolving borrowings under the Credit Facility bear interest at a rate equal to, at our option, either the Base Rate or LIBOR (or EURIBOR, in the case of Euro-denominated borrowings) plus the applicable margin. The applicable margin for revolving borrowings varies (i) in the case of LIBOR loans, from 1.50% to 2.75% and (ii) in the case of Base Rate loans, from 0.50% to 1.75%, and will be determined based on our total leverage ratio pricing grid. “Base Rate” means the highest of the prime rate, the federal funds effective rate plus 0.50% and one-month LIBOR plus 1.00%. Until the term loan facility is refinanced in full with the proceeds of certain qualifying unsecured debt or equity issuances, the applicable margin for borrowings under the revolving credit facility will be increased by 1.00% until the first anniversary of the Initial Availability Date and by 1.50% following the first anniversary of the Initial Availability Date. Term loan borrowings under the Credit Facility will bear interest at a rate equal to, at our option, either (1) the Base Rate plus 4.75%, or (2) the greater of LIBOR or 1.00%, plus 5.75%. The weighted average annual interest rate on outstanding borrowings under the revolving credit facility at December 31, 2015 was 3.1%. The annual interest rate on the outstanding balance of the term loan facility at December 31, 2015 was 6.8%.

We and all of our Significant Domestic Subsidiaries (as defined in the Credit Agreement) guarantee EESLP’s obligations under the Credit Facility. In addition, EESLP’s obligations under the Credit Facility are secured by (1) substantially all of our assets and the assets of EESLP and our Significant Domestic Subsidiaries located in the U.S., including certain real property, and (2) all of the equity interests of our U.S. restricted subsidiaries (other than certain excluded subsidiaries) (as defined in the Credit Agreement) and 65% of the voting equity interests in certain of our first-tier foreign subsidiaries.

We are required to prepay borrowings outstanding under the term loan facility with the net proceeds of certain asset sales, equity issuances, debt incurrences and other events (subject to, in certain circumstances, our right to reinvest the proceeds within a specified period). In addition, if the total leverage ratio as of the last day in any fiscal year is greater than 2.50 to 1.00, we are required to prepay borrowings outstanding under the term loan facility with a portion of Excess Cash Flow (as defined in the Credit Agreement) for that fiscal year equal to (a) 50% of Excess Cash Flow if the total leverage ratio is greater than 3.00 to 1.00 or (b) 25% of Excess Cash Flow if the total leverage ratio is greater than 2.50 to 1.00 but less than or equal to 3.00 to 1.00.

The Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio of 2.25 to 1.00; a maximum total leverage ratio of 3.75 to 1.00 prior to the completion of a qualified capital raise (as defined in the Credit Agreement) and 4.50 to 1.00 thereafter; and, following the completion of a qualified capital raise, a maximum senior secured leverage ratio of 2.75 to 1.00. As of December 31, 2015, we were in compliance with all financial covenants under the Credit Agreement.

Unamortized Debt Financing Costs

During the year ended December 31, 2015, we incurred transaction costs of $13.3 million related to our Credit Agreement, of which $7.7 million and $5.6 million related to our revolving credit facility and term loan facility, respectively. Debt issuance costs relating to our revolving credit facility are included in intangible and other assets, net, and are being amortized over the term of the facility. See Note 7 for further discussion regarding the amortization of deferred financing costs relating to our revolving credit facility. Debt issuance costs relating to our term loan facility are presented as a direct deduction from the carrying value of the facility, and are being amortized over the term of the facility. Amortization of deferred financing costs relating to the term loan facility totaled $0.4 million during the year ended December 31, 2015, and was recorded to interest expense in our statements of operations.

Debt Compliance

We were in compliance with our debt covenants as of December 31, 2015. If we fail to remain in compliance with our financial covenants we would be in default under our Credit Agreement. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impact our ability to perform our obligations under our Credit Agreement, this could lead to a default.

Long-Term Debt Maturity Schedule

Contractual maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2015 are as follows (in thousands):

	December 31, 2015
2016	$12,250	(1)
2017	233,003	(1)
2018	253
2019	253
2020	285,077
Thereafter	—
Total debt	$530,836	(1)

(1)
The principal amount of $12.3 million due in November 2016 under the term loan facility is classified as long-term in our balance sheet at December 31, 2015 because we have the intent and ability to refinance the current principal amount due with borrowings under our existing revolving credit facility. These amounts include the full face value of the term loan facility and have not been reduced by the aggregate unamortized debt financing costs of $5.2 million as of December 31, 2015.

11. Fair Value Measurements

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

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2015 and 2014, with pricing levels as of the date of valuation (in thousands):

	Year ended December 31, 2015			Year ended December 31, 2014
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$995	$—	$—	$—
Long-term receivable from the sale of our Canadian Operations	—	—	5,100	—	—	—

Our estimate of the impaired long-lived assets’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment on each compressor unit that we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a weighted average discount rate of 10% for 2015. In April 2015, we accepted an offer to early settle the outstanding note receivable due to us relating to the previous sale of our Canadian Operations for $5.1 million.

12. Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the year ended December 31, 2015, we reviewed the future deployment of our idle compression assets used in our contract operations segment for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that 93 idle compressor units totaling approximately 72,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $19.4 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment on each compressor unit that we plan to use.

During the first quarter of 2015, we evaluated a long-term note receivable from the purchaser of our Canadian Operations for impairment. This review was triggered by an offer from the purchaser of our Canadian Operations to prepay the note receivable at a discount to its current book value. The fair value of the note receivable as of March 31, 2015 was based on the amount offered by the purchaser of our Canadian Operations to prepay the note receivable. The difference between the book value of the note receivable at March 31, 2015 and its fair value resulted in the recording of an impairment of long-lived assets of $1.4 million. In April 2015, we accepted the offer to early settle this note receivable.

During the year ended December 31, 2014, we evaluated the future deployment of our idle fleet and determined to retire approximately 20 idle compressor units, representing approximately 18,000 horsepower, previously used to provide services in our contract operations segment. As a result, we performed an impairment review and recorded a $2.8 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the estimated component value of the equipment we plan to use.

In connection with our fleet review during 2014, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $1.1 million to reduce the book value of each unit to its estimated fair value.

In July 2013, as part of our continued emphasis on simplification and focus on our core business, we sold the entity that owned our product sales facility in the United Kingdom. As a result, we recorded impairment charges of $11.9 million during the year ended December 31, 2013.

13. Restructuring and Other Charges

During the year ended December 31, 2015, we incurred $15.7 million of costs associated with the Spin-off which were related to financial advisor fees of $4.6 million paid at the completion of the Spin-off, non-cash inventory write-downs, expenses of $3.1 million for retention awards to certain employees, a one-time cash signing bonus paid to our new Chief Executive Officer of $2.0 million and costs to start-up certain stand-alone functions of $1.3 million. Non-cash inventory write-downs, which primarily related to the decentralization of shared inventory components between Archrock’s North America contract operations business and our international contract operations business, totaled $4.7 million during the year ended December 31, 2015, of which approximately $4.2 million related to our contract operations segment and $0.5 million related to our product sales segment. The charges incurred in conjunction with the Spin-off are included in restructuring and other charges in our statements of operations. We currently estimate that we will incur additional one-time expenditures of approximately $5.4 million related to retention awards to certain employees in the form of cash and stock-based compensation through November 2017. Additionally, we estimate that we will incur additional costs of approximately $0.5 million in the first quarter of 2016 related to the start-up of certain stand-alone functions. We expect the majority of the estimated additional charges will result in cash expenditures.

As a result of the market conditions in North America, combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices, in the second quarter of 2015, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain product sales facilities. During the year ended December 31, 2015, we incurred $16.4 million of restructuring and other charges as a result of this plan. Included in this amount was $12.4 million related to employee termination benefits and consulting fees and $4.0 million related to non-cash write-downs of inventory. Costs incurred for employee termination benefits during the year ended December 31, 2015 was $9.6 million, of which $6.4 million related to our product sales business. The non-cash inventory write-downs were the result of our decision to exit the manufacturing of cold weather packages, which had historically been performed at a product sales facility in North America we decided to close. These charges are reflected as restructuring and other charges in our statements of operations. We currently estimate that we will incur additional charges with respect to this cost reduction plan of approximately $2.5 million. We expect the majority of the estimated additional charges will result in cash expenditures.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the year ended December 31, 2015 (in thousands):

	Spin-off	Cost Reduction Plan	Total
Beginning balance at January 1, 2015	$—	$—	$—
Additions for costs expensed	15,749	16,351	32,100
Less non-cash expense	(4,843)	(4,007)	(8,850)
Reductions for payments	(9,823)	(11,779)	(21,602)
Ending balance at December 31, 2015	$1,083	$565	$1,648

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the year ended December 31, 2015 (in thousands):

Year ended December 31, 2015
Financial advisor fees related to the Spin-off	$4,598
Consulting fees	2,717
Start-up of stand-alone functions	1,332
Retention awards to certain employees	3,121
Chief Executive Officer signing bonus	2,000
Non-cash inventory write-downs	8,707
Employee termination benefits	9,625
Total restructuring and other charges	$32,100

14. Income taxes

Prior to the Spin-off, certain of our operations in the U.S. were included in Archrock’s consolidated federal and state tax returns, and therefore our current and deferred tax expense for applicable periods was computed on a separate return basis. Subsequent to the Spin-off, we file our own consolidated federal and state tax returns in the U.S.

The components of income before income taxes were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$(5,929)	$84,549	$134,946
Foreign	36,180	72,599	49,125
Income before income taxes	$30,251	$157,148	$184,071

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current tax provision:
U.S. federal	$383	$6,128	$20,511
State	1,201	2,136	4,169
Foreign	63,692	56,029	55,790
Total current	65,276	64,293	80,470
Deferred tax provision (benefit):
U.S. federal	(29,954)	12,503	10,045
State	(484)	(753)	(865)
Foreign	5,334	1,790	7,717
Total deferred	(25,104)	13,540	16,897
Provision for income taxes	$40,172	$77,833	$97,367

The provision for income taxes for 2015, 2014 and 2013 resulted in effective tax rates on continuing operations of 132.8%, 49.5% and 52.9%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Income taxes at U.S. federal statutory rate of 35%	$10,588	$55,002	$64,425
Net state income taxes	466	976	2,145
Foreign taxes	37,260	31,289	28,470
Foreign tax credits	(17,398)	(10,942)	(16,355)
Research and development credits	(24,938)	—	—
Unrecognized tax benefits	6,187	403	2,473
Valuation allowances	33,328	7,884	22,795
Proceeds from sale of joint venture assets	(5,315)	(5,162)	(6,650)
Other	(6)	(1,617)	64
Provision for income taxes	$40,172	$77,833	$97,367

Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$134,500	$104,733
Inventory	3,919	2,105
Accrued liabilities	3,188	8,330
Foreign tax credit carryforwards	72,019	62,940
Research and development credit carryforwards	31,251	—
Alternative minimum tax credit carryforwards	5,145	—
Deferred revenue	23,894	19,370
Stock-based compensation expense	1,769	14,290
Other	23,017	16,387
Subtotal	298,702	228,155
Valuation allowances	(159,698)	(105,139)
Total deferred tax assets	139,004	123,016
Deferred tax liabilities:
Property, plant and equipment	(74,728)	(55,042)
Total deferred tax liabilities	(74,728)	(55,042)
Net deferred tax assets	$64,276	$67,974

The increases in our deferred tax assets primarily relate to U.S. federal net operating losses, foreign tax credits, research and development credits (the “R&D Credit”) and alternative minimum tax credits allocated to us by Archrock as a result of the Spin-off. Archrock also transferred valuation allowances primarily related to foreign tax credits. The increases are due to changing from a separate return, stand-alone basis to the actual December 31, 2015 balances allocated to us by Archrock pursuant to the Internal Revenue Service (“IRS”) consolidated return regulations.

At December 31, 2015, we had U.S. federal net operating loss carryforwards of approximately $66.1 million that are available to offset future taxable income. If not used, the carryforwards begin to expire in 2024. We also had approximately $370.8 million of net operating loss carryforwards in certain foreign jurisdictions (excluding discontinued operations), approximately $228.6 million of which has no expiration date, $64.2 million of which is subject to expiration from 2016 to 2020, and the remainder of which expires in future years through 2035. Foreign tax credit carryforwards of $72.0 million, R&D Credit carryforwards of $31.3 million and alternative minimum tax credit carryforwards of $5.1 million are available to offset future payments of U.S. federal income tax. The foreign tax credits will expire in varying amounts beginning in 2020 and the R&D Credits will expire in varying amounts beginning in 2028, whereas the alternative minimum tax credits may be carried forward indefinitely under current U.S. tax law.

Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), utilization of loss carryforwards and credit carryforwards, such as foreign tax credits, will be subject to annual limitations due to the ownership changes of both Hanover Compressor Company (“Hanover”) and Universal Compression Holdings, Inc. (“Universal”). In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The merger of Hanover and Universal to form Archrock resulted in such an ownership change for both Hanover and Universal. Our ability to utilize loss carryforwards and credit carryforwards against future U.S. federal income tax may be limited. The limitations may cause us to pay U.S. federal income taxes earlier; however, we do not currently expect that any loss carryforwards or credit carryforwards will expire as a result of these limitations.

We record valuation allowances when it is more likely than not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the appropriate taxing jurisdictions in the future. If we do not meet our expectations with respect to taxable income, we may not realize the full benefit from our deferred tax assets which would require us to record a valuation allowance in our tax provision in future years.

As of December 31, 2015, we had $72.0 million in foreign tax credit carryforward deferred tax assets primarily allocated to us from Archrock. Since we do not expect to generate sufficient taxable income and foreign source taxable income following the Spin-off, the foreign tax credit carryforwards will ultimately expire unused. Archrock recorded a valuation allowance to fully offset the foreign tax credit carryforward deferred tax assets they allocated to us.

In the fourth quarter of 2013, a $9.0 million valuation allowance was recorded against the deferred tax asset for Italy net operating loss carryforwards. Although the net operating losses have an unlimited carryforward period, cumulative losses in recent years and losses expected in the near term result in it no longer being more likely than not that we will realize the deferred tax asset in the foreseeable future. Due to annual limitations on the utilization of Italy net operating loss carryforwards, we would need to generate more than $40.0 million of taxable income in Italy to fully realize the deferred tax asset.

We have not provided U.S. federal income taxes on indefinitely (or permanently) reinvested cumulative earnings of approximately $622.0 million generated by our non-U.S. subsidiaries as of December 31, 2015. Such earnings are from ongoing operations which will be used to fund international growth. We have not recorded a deferred tax liability related to these unremitted foreign earnings as it is not practicable to estimate the amount of unrecognized deferred tax liabilities. In the event of a distribution of those earnings to the U.S. in the form of dividends, we may be subject to both foreign withholding taxes and U.S. federal income taxes net of allowable foreign tax credits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including discontinued operations) is shown below (in thousands):

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$8,356	$9,033	$7,736
Additions based on tax positions related to prior years	6,448	—	1,710
Additions based on tax positions related to current year	261	—	—
Reductions based on lapse of statute of limitations	(122)	(215)	(97)
Reductions based on tax positions related to prior years	—	(462)	(316)
Ending balance	$14,943	$8,356	$9,033

We had $14.9 million, $8.4 million and $9.0 million of unrecognized tax benefits at December 31, 2015, 2014 and 2013, respectively, which if recognized, would affect the effective tax rate (except for amounts that would be reflected in income from discontinued operations, net of tax). We also have recorded $3.0 million, $3.2 million and $3.3 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions (including discontinued operations) as of December 31, 2015, 2014 and 2013, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense.

We and our subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in numerous state and foreign jurisdictions. Certain of our operations were historically included in Archrock’s consolidated income tax returns in the U.S. federal and state jurisdictions. In addition, certain of Archrock’s operations were historically included in our separate income tax returns in state jurisdictions. Under the Code and the related rules and regulations, each corporation that was a member of the Archrock consolidated U.S. federal income tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the Spin-off is jointly and severally liable for the U.S. federal income tax liability of the entire Archrock consolidated tax reporting group for that taxable period. In connection with the Spin-off, we entered into a tax matters agreement with Archrock that allocates the responsibility for prior period taxes of the Archrock consolidated tax reporting group between us and Archrock.

We are subject to U.S. federal income tax examinations for tax years beginning from 1997 onward and, early in the second quarter of 2011, the IRS commenced an examination of Archrock’s U.S. federal income tax returns for the tax years 2006, 2008 and 2009. In October 2012, the IRS completed its examination and issued Revenue Agent’s Reports (“RARs”) that reflected an aggregate over-assessment of $0.9 million. All of the adjustments proposed in the RARs were agreed, except for the disallowance of Archrock’s telephone excise tax refund (“TETR”) claims of $0.5 million related to the 2006 tax year, for which Archrock filed protests with the Appeals Division of the IRS (the “IRS Appeals Division”). Archrock settled with the IRS Appeals Division in December 2013 for more than 90% of the TETR claims and received refunds in the first quarter of 2013. The $0.9 million over-assessment was approved for refund by the Joint Committee on Taxation and was received in the third quarter of 2014. We do not expect any tax adjustments from later tax years that would have a material impact on our financial position or results of operations.

State income tax returns are generally subject to examination for a period of three to five years after filing the returns. However, the state impact of any U.S. federal audit adjustments and amendments remains subject to examination by various states for up to one year after formal notification to the states. As of December 31, 2015, we did not have any state audits underway that would have a material impact on our financial position or results of operations.

We are subject to examination by taxing authorities throughout the world, including major foreign jurisdictions such as Argentina, Brazil, Italy and Mexico. With few exceptions, we and our subsidiaries are no longer subject to foreign income tax examinations for tax years before 2006. Several foreign audits are currently in progress and we do not expect any tax adjustments that would have a material impact on our financial position or results of operations.

We believe it is reasonably possible that a decrease of up to $5.0 million in unrecognized tax benefits may be necessary on or before December 31, 2016 due to the settlement of audits and the expiration of statutes of limitations. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from these estimates.

15. Related Party Transactions

Spin Agreements

In connection with the completion of the Spin-off, on November 3, 2015, we entered into several agreements with Archrock and certain subsidiaries of Archrock and, with respect to certain agreements, a subsidiary of Archrock Partners, that govern the Spin-off and the relationship among the parties following the Spin-off, including the following (collectively, the “Spin Agreements”):

•
The separation and distribution agreement contains the key provisions relating to the separation of our business from Archrock’s business and the distribution of our common stock to its stockholders. The separation and distribution agreement identifies the assets and rights that were transferred, liabilities that were assumed or retained and contracts and related matters that were assigned to us by Archrock or by us to Archrock in the Spin-off and describes how these transfers, assumptions and assignments occurred. Pursuant to the separation and distribution agreement, on November 3, 2015, we transferred net proceeds of $532.6 million from borrowings under the Credit Facility to Archrock to allow for its repayment of a portion of its indebtedness. In addition, the separation and distribution agreement contains certain noncompetition provisions addressing restrictions for three years after the Spin-off on our ability to provide contract operations and aftermarket services in the U.S. and on Archrock’s ability to provide contract operations and aftermarket services outside of the U.S. and to provide products for sale worldwide that compete with our current product sales business, subject to certain exceptions. The separation and distribution agreement also governs the treatment of aspects relating to indemnification, insurance, confidentiality and cooperation. Additionally, the separation and distribution agreement specifies the right of a subsidiary of Archrock to receive payments from EESLP based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries and a $25.0 million cash payment from EESLP promptly following the occurrence of a qualified capital raise (as defined in the Credit Agreement). See Note 20 for additional discussion on such contingent liabilities.

•
The tax matters agreement governs the respective rights, responsibilities and obligations of Archrock and us with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes.

•
The employee matters agreement governs the allocation of liabilities and responsibilities between Archrock and Exterran Corporation relating to employee compensation and benefit plans and programs, including the treatment of retirement, health and welfare plans and equity and other incentive plans and awards. The agreement contains provisions regarding stock-based compensation. See Note 17 for additional information relating to the Exterran Corporation Stock Incentive Plan.

•
The transition services agreement sets forth the terms on which Archrock provides to us, and we provide to Archrock, on a temporary basis, certain services or functions that the companies historically have shared. Transition services provided to us by Archrock and to Archrock by us may include accounting, administrative, payroll, human resources, environmental health and safety, real estate, fleet, financial audit support, legal, tax, treasury and other support and corporate services, and each service provided at a predetermined rate set forth in the transition services agreement. Each service provided under the agreement has its own duration, generally less than one year but not to exceed two years, extension terms and monthly cost, and the transition services agreement will terminate upon cessation of all services provided thereunder. For the period from November 4, 2015 through December 31, 2015, we recorded selling, general and administrative expense of $0.2 million and other income of $0.2 million associated with services under the transition services agreement.

•
The supply agreement sets forth the terms under which we provide manufactured equipment, including the design, engineering, manufacturing and sale of natural gas compression equipment, on an exclusive basis to Archrock and Archrock Partners. This supply agreement has an initial term of two years, subject to certain cancellation clauses, and is extendable for additional one year terms by mutual agreement of the parties. Pursuant to the supply agreement, each of Archrock and Archrock Partners is required to purchase their requirements of newly-manufactured compression equipment from us, subject to certain exceptions. For the period from November 4, 2015 through December 31, 2015, we recorded revenue of $14.4 million and $26.7 million from the sale of newly-manufactured compression equipment to Archrock Partners and Archrock, respectively.

•
The storage agreements set forth the terms under which we provide each of Archrock and Archrock Partners with storage space for equipment purchased under the supply agreement, as well as the terms under which Archrock provides storage space to us for certain of our equipment.

•
The services agreements set forth the terms under which we provide Archrock (or Archrock’s customers on its behalf) with engineering, preservation and installation and commissioning services and Archrock provides us (or our customers on our behalf) with make-ready, parts sales, preservation and installation and commissioning services. These services agreements will continue in effect until terminated by either party on 30 days’ written notice.

Transactions with Affiliates

All intercompany transactions and accounts within these financial statements have been eliminated. All affiliate transactions occurring prior to the Spin-off between the international services and product sales businesses of Archrock and the other businesses of Archrock have been included in these financial statements. Prior to the Spin-off, sales of newly-manufactured compression equipment from the product sales business of EESLP to Archrock Partners were used in the U.S. services business of Archrock and were made pursuant to an omnibus agreement between the parties and other affiliates of both entities. Through November 3, 2015, per the omnibus agreement, revenue was determined by the cost to manufacture such equipment plus a fixed margin. During the years ended December 31, 2015, 2014 and 2013, we recorded product sales revenue from affiliates of $154.3 million, $233.0 million and $118.4 million, respectively, and cost of sales of $141.9 million, $212.2 million and $106.6 million, respectively, from the sale of newly-manufactured compression equipment to Archrock Partners. Subsequent to November 3, 2015, sales to Archrock Partners are considered sales to third parties.

Prior to the closing of the Spin-off, EESLP also had a fleet of compression units used to provide compression services in the U.S. services business of Archrock. Revenue prior to the Spin-off was not recognized in our statements of operations for the sale of compressor units by us that were used by EESLP to provide compression services to customers of the U.S. services business of Archrock. The cost of these units were treated as a reduction of parent equity in the balance sheets and a distribution to parent in the statements of cash flows and totaled $32.3 million, $59.1 million and $55.2 million during the years ended December 31, 2015, 2014 and 2013, respectively. Subsequent to November 3, 2015, sales to Archrock are considered sales to third parties.

Allocation of Expenses

For the periods prior to the Spin-off, the statements of operations also includes expense allocations for certain functions performed by Archrock which have not been historically allocated to its operating segments, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology. Included in our selling, general and administrative expense during the years ended December 31, 2015, 2014 and 2013 were $46.9 million, $68.3 million and $62.6 million, respectively, of corporate expenses incurred by Archrock prior to the Spin-off. These costs were allocated to us systematically based on specific department function and revenue. Management believes the assumptions underlying the financial statements, including the assumptions regarding allocating expenses from Archrock, are reasonable. Nevertheless, the financial statements may not include all of the actual expenses that would have been incurred had we been a stand-alone public company during the periods presented and may not reflect our combined results of operations, financial position and cash flows had we been a stand-alone public company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

Cash Management

Prior to the closing of the Spin-off, EESLP provided centralized treasury functions for Archrock’s U.S. operations, whereby EESLP regularly transferred cash both to and from U.S. subsidiaries of Archrock, as necessary. In conjunction therewith, the intercompany transactions between our U.S. subsidiaries and the other U.S. subsidiaries of Archrock were considered to be effectively settled in cash in these financial statements for the periods prior to the Spin-off. Intercompany receivables/payables from/to related parties arising from transactions with affiliates and expenses allocated from Archrock described above were included in net distributions to parent in the financial statements.

Net Distributions to Parent

Parent equity, which included retained earnings prior to the Spin-off, represents Archrock’s interest in our recorded net assets. Prior to the Spin-off, all transactions between us and Archrock were presented in the accompanying statements of stockholders’ equity as net distributions to parent. As of November 3, 2015, parent equity was converted to common stock and additional paid-in capital. A reconciliation of net distributions to parent in the statements of stockholders’ equity to the corresponding amount presented in the statements of cash flows for all periods presented is as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Net distributions to parent per the statements of stockholders’ equity	$(55,519)	$(59,947)	$(190,874)
Stock-based compensation expenses prior to the Spin-off	(6,066)	(5,288)	(5,330)
Stock-based compensation excess tax benefit prior to the Spin-off	1,193	3,434	941
Net transfers of property, plant and equipment to (from) parent prior to the Spin-off	(7,627)	(17,472)	12,578
Transfer of net deferred tax liabilities from parent at Spin-off	29,203	—	—
Net distributions to parent per the statements of cash flows	$(38,816)	$(79,273)	$(182,685)

16. Stockholders’ Equity

The Exterran Corporation amended and restated certificate of incorporation authorizes 250.0 million shares of common stock and 50.0 million shares of preferred stock, each with a par value of $0.01 per share. To effect the Spin-off, on November 3, 2015, Archrock distributed 34,286,267 shares of our common stock to its shareholders. Archrock shareholders received one share of Exterran Corporation common stock for every two shares of Archrock common stock held at the close of business on the Record Date. Additionally, certain of Archrock’s common stock awards that were outstanding prior to the Spin-off were converted to Exterran Corporation’s common stock awards on November 3, 2015. The conversion of Archrock restricted stock into Exterran Corporation restricted stock resulted in the issuance of 505,512 shares of our common stock. See Note 17 for further discussion regarding stock-based compensation.

Pursuant to the separation and distribution agreement with Archrock and certain of our and Archrock’s respective affiliates, on November 3, 2015, EESLP transferred $532.6 million of net proceeds from borrowings under the Credit Facility to Archrock to allow it to repay a portion of its indebtedness in connection with the Spin-off.

Parent equity, which included retained earnings prior to the Spin-off, represents Archrock’s interest in our recorded net assets. Prior to the Spin-off, all transactions between us and Archrock were presented in the accompanying statements of stockholders’ equity as net distributions to parent. As of November 3, 2015, parent equity was converted to common stock and additional paid-in capital.

Comprehensive Income

Components of comprehensive income are net income and all changes in stockholders’ equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income consists of foreign currency translation adjustments.

The following table presents the changes in accumulated other comprehensive income, net of tax, during the years ended December 31, 2013, 2014 and 2015 (in thousands):

Foreign Currency Translation Adjustment
Accumulated other comprehensive income, January 1, 2013	$26,893
Loss recognized in other comprehensive income	(2,960)
Loss reclassified from accumulated other comprehensive income (1)	7,491
Accumulated other comprehensive income, December 31, 2013	31,424
Loss recognized in other comprehensive income	(11,871)
Gain reclassified from accumulated other comprehensive income (2)	(2,777)
Accumulated other comprehensive income, December 31, 2014	16,776
Loss recognized in other comprehensive income	(2,790)
Accumulated other comprehensive income, December 31, 2015	$13,986

(1)
During the year ended December 31, 2013, we reclassified losses of $5.1 million and $2.4 million related to foreign currency translation adjustments to income from discontinued operations, net of tax, and long-lived asset impairment, respectively, in our statements of operations. These amounts represent cumulative foreign currency translation adjustments associated with our Canadian Operations and a United Kingdom entity that previously had been recognized in accumulated other comprehensive income. See Note 3 for further discussion of the sale of our Canadian Operations. Additionally, as discussed in Note 12, we sold the entity that owned our product sales facility in the United Kingdom in July 2013 and, we recognized an impairment of long-lived assets during the year ended December 31, 2013 based on the net transaction value set forth in our agreement to sell this entity.

(2)
During the year ended December 31, 2014, we reclassified a gain of $2.8 million related to foreign currency translation adjustments to other (income) expense, net, in our statements of operations. This amount represents cumulative foreign currency translation adjustments associated with our contract operations and aftermarket services businesses in Australia, which were sold in December 2014, that previously had been recognized in accumulated other comprehensive income.

17. Stock-Based Compensation and Awards

2015 Stock Incentive Plan

On October 30, 2015, our compensation committee and board of directors each approved the Exterran Corporation 2015 Stock Incentive Plan (the “2015 Plan”) to provide for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and dividend equivalents rights to employees, directors and consultants of Exterran Corporation. The 2015 Plan became effective on November 1, 2015. The 2015 Plan will also govern awards granted under the Archrock, Inc. 2013 Stock Incentive Plan and the Archrock, Inc. 2007 Amended and Restated Stock Incentive Plan which were adjusted into awards denominated in our common stock in accordance with the terms of the employee matters agreement and/or actions taken by our board of directors or the Archrock board of directors.

Awards granted by Archrock prior to the Spin-off (referred to as “Archrock awards”), which consisted of stock options, restricted stock, restricted stock units and performance units, were generally treated as follows in connection with the Spin-off:

•
Pre-2015 Awards. Immediately prior to the Spin-off, each outstanding Archrock stock option, restricted stock award, restricted stock unit award and performance unit award granted prior to January 1, 2015, whether vested or unvested, were split into two awards, consisting of an Archrock award and an Exterran Corporation award. For Archrock “incentive stock options” (within the meaning of Section 422 of the Code), the holder of the award had the option to elect, prior to the Spin-off, to convert such options into options denominated in shares of common stock of the applicable holder’s post-spin employer.

•
2015 Awards. Each Archrock stock option, restricted stock award, restricted stock unit award and performance unit award that was (i) granted in calendar year 2015 and (ii) held by an individual who became our employee or is engaged by us following the Spin-off were converted solely into an Exterran Corporation award. Archrock did not grant any stock options in the calendar year 2015 prior to the Spin-off.

In accordance with the anti-dilution provisions set forth in the individual Archrock award agreements, adjustments to the awards were made to ensure, to the extent possible, that the fair value of each award immediately prior to the Spin-off equals the fair value of each such award immediately following the Spin-off. Adjustment and substitution of awards did not result in additional compensation expense.

Equity awards that were adjusted as described above are generally subject to the same vesting, expiration, performance conditions and other terms and conditions as applied to the underlying Archrock awards immediately prior to the Spin-off.

Stock-based compensation expense prior to the Spin-off only related to employees directly involved in our operations, and therefore, excluded stock-based compensation expense related to Archrock employees that supported both the international services and product sales businesses and the other businesses of Archrock that it retained after the Spin-off. Stock-based compensation expense subsequent to the Spin-off relates to employees, directors and consultants of Exterran Corporation, and as discussed above, such awards may consist of awards for either our common stock or Archrock’s common stock. The following table presents the stock-based compensation expense included in our results of operations (in thousands):

	Years Ended December 31,
	2015	2014	2013
Stock options	$348	$496	$506
Restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units	7,871	7,922	7,609
Total stock-based compensation expense	$8,219	$8,418	$8,115

Stock Options

Stock options are granted at fair market value at the grant date, are exercisable according to the vesting schedule established and generally expire no later than ten years after the grant date. Stock options generally vest one-third per year on each of the first three anniversaries of the grant date.

The weighted average grant date fair value for stock options granted during the years ended 2014 and 2013 was $14.47 and $10.19, respectively, and was estimated using the Black-Scholes option valuation model with the weighted average assumptions in the table below. There were no stock options granted during the year ended December 31, 2015. As there were no stock option awards for Exterran Corporation’s common stock granted between November 3, 2015 and December 31, 2015, the significant assumptions presented below are the inputs Archrock used to calculate the grant date fair values of stock options granted prior to the Spin-off.

	Years Ended December 31,
	2015	2014	2013
Expected life in years	N/A	4.5	4.5
Risk-free interest rate	N/A	1.33%	0.66%
Volatility	N/A	46.51%	49.19%
Dividend yield	N/A	1.5%	0.0%

The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the grant date for a period commensurate with the estimated expected life of the stock options. Expected volatility was based on the historical volatility of Archrock’s common stock over the period commensurate with the expected life of the stock options and other factors. The dividend yield was based on Archrock’s annualized dividend rate in effect during the quarter in which the grant was made. At the time of the stock option grants during the year ended December 31, 2013, Archrock had not historically paid any dividends and did not expect to pay any dividends during the expected life of the stock options.

The table below presents the changes in stock option awards for our common stock from November 3, 2015 through December 31, 2015. Options outstanding on the Spin-off date, November 3, 2015, relate to employees, directors and consultants of us and Archrock.

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, November 3, 2015	434	$18.53
Granted	—	—
Exercised	—	—
Cancelled	—	—
Options outstanding, December 31, 2015	434	18.53	2.8	$1,175
Options exercisable, December 31, 2015	380	17.25	2.5	1,175

Intrinsic value is the difference between the market value of our common stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. As of December 31, 2015, we expect $0.2 million of unrecognized compensation cost related to unvested stock options issued to our employees, directors and consultants, related to options to purchase either our common stock or Archrock’s common stock, to be recognized over the weighted-average period of 1.0 years.

Restricted Stock, Restricted Stock Units, Performance Units, Cash Settled Restricted Stock Units and Cash Settled Performance Units

For grants of restricted stock, restricted stock units and performance units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the grant date. We remeasure the fair value of cash settled restricted stock units and cash settled performance units and record a cumulative adjustment of the expense previously recognized. Our obligation related to the cash settled restricted stock units and cash settled performance units is reflected as a liability in our balance sheets. Grants of restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units generally vest one-third per year on each of the first three anniversaries of the grant date.

The table below presents changes in restricted stock, restricted stock unit, performance unit, cash settled restricted stock unit and cash settled performance unit for our common stock from November 3, 2015 through December 31, 2015. Non-vested awards on the Spin-off date, November 3, 2015, relate to employees, directors and consultants of us and Archrock. Awards granted subsequent to November 3, 2015 only relate to our employees, directors and consultants.

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, November 3, 2015	668	$25.84
Granted	362	15.37
Vested	(21)	20.63
Cancelled	(5)	26.68
Non-vested awards, December 31, 2015 (1)	1,004	22.17

(1)
Non-vested awards as of December 31, 2015 are comprised of 28,000 cash settled restricted stock units and cash settled performance units and 976,000 restricted shares, restricted stock units and performance units.

As of December 31, 2015, we expect $16.4 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units issued to our employees, in the form of either our common stock or Archrock’s common stock, to be recognized over the weighted-average period of 2.0 years.

Directors’ Stock and Deferral Plan

On October 30, 2015, our compensation committee and board of directors each approved the Exterran Corporation 2015 Directors’ Stock and Deferral Plan (the “Director Plan”). Under the Director Plan, which became effective on October 30, 2015, members of our board of directors may elect, on an annual basis, to receive 25%, 50%, 75% or 100% of their retainer and meeting fees (the “Retainer Fees”) in shares of our common stock in lieu of cash. The number of shares of our common stock issued to each director who elects to have a portion of their Retainer Fees paid in shares in lieu of cash is determined by dividing the applicable dollar amount of such portion by the closing sales price per share of our common stock on the last trading day of the quarter. Any portion of the Retainer Fees paid in cash will be paid to the director following the close of the calendar quarter for which such Retainer Fees were earned. Under the Director Plan, members of the board of directors may also elect to defer until a later date the receipt of the Retainer Fees that such director has elected to receive in the form of shares. The maximum aggregate number of shares of our common stock that may be issued under the Director Plan is 125,000 shares. The board of directors will administer the Director Plan and has the authority to make certain equitable adjustments under the Director Plan in the event of certain corporate transactions.

18. Net Income Per Common Share

Basic net income per common share is computed using the two-class method, which is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Under the two-class method, basic net income per common share is determined by dividing net income after deducting amounts allocated to participating securities, by the weighted average number of common shares outstanding for the period. Participating securities include our unvested restricted stock and certain stock settled restricted stock units that have nonforfeitable rights to receive dividends or dividend equivalents, whether paid or unpaid. During periods of net loss from continuing operations, no effect is given to participating securities because they do not have a contractual obligation to participate in our losses.

Diluted net income per common share is computed using the weighted average number of common shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options to purchase common stock and non-participating restricted stock units, unless their effect would be anti-dilutive.

To effect the Spin-off, on November 3, 2015, Archrock distributed 34,286,267 shares of our common stock to its stockholders. For the periods prior to November 3, 2015, the average number of common shares outstanding used to calculate basic and diluted net income per common share was based on the shares of our common stock that were distributed on November 3, 2015. The same number of shares was used to calculate basic and diluted net income per common share for these periods since we had no equity awards outstanding prior to November 3, 2015 and we were a wholly owned subsidiary of Archrock prior to the Spin-off date.

The following table presents a reconciliation of basic and diluted net income per common share for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Numerator for basic and diluted net income per common share:
Income (loss) from continuing operations	$(9,921)	$79,315	$86,704
Income from discontinued operations, net of tax	56,132	73,198	66,149
Less: Net income attributable to participating securities	—	—	—
Net income — used in basic net income per common share	$46,211	$152,513	$152,853

Weighted average common shares outstanding including participating securities	34,437	34,286	34,286
Less: Weighted average participating securities outstanding	(149)	—	—
Weighted average common shares outstanding — used in basic net income per common share	34,288	34,286	34,286
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	—	—
Weighted average common shares outstanding — used in diluted net income per common share	34,288	34,286	34,286

Net income per common share:
Basic	$1.35	$4.45	$4.46
Diluted	$1.35	$4.45	$4.46

*	Excluded from diluted net income per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income per common share as their inclusion would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	62	*	*
On exercise of options and vesting of restricted stock units	16	*	*
Net dilutive potential common shares issuable	78	—	—

*	Not applicable for the period.

19. Retirement Benefit Plan

Our 401(k) retirement plan provides for optional employee contributions for certain employees who are U.S. citizens up to the IRS limit and discretionary employer matching contributions. We make discretionary matching contributions to each participant’s account at a rate of (i) 100% of each participant’s first 1% of contributions plus (ii) 50% of each participant’s contributions up to the next 5% of eligible compensation. For the periods prior to the Spin-off, we were allocated costs incurred by Archrock for employer matching contributions. Costs incurred for employer matching contributions of $3.6 million, $4.5 million and $4.5 million during 2015, 2014 and 2013, respectively, are presented as selling, general and administrative expense in our statements of operations.

20. Commitments and Contingencies

Rent expense for 2015, 2014 and 2013 was approximately $13.2 million, $15.5 million and $14.9 million, respectively. Commitments for future minimum rental payments with terms in excess of one year at December 31, 2015 are as follows (in thousands):

December 31, 2015
2016	$6,994
2017	4,932
2018	2,891
2019	1,844
2020	1,722
Thereafter	14,036
Total	$32,419

Guarantees

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of December 31, 2015
Performance guarantees through letters of credit (1)	2016 - 2021	$204,747
Standby letters of credit	2016	9,052
Commercial letters of credit	2016	2,097
Bid bonds and performance bonds (1)	2016 - 2023	76,011
Maximum potential undiscounted payments		$291,907

(1)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.

Contingencies

See Note 3 and Note 8 for a discussion of our gain contingencies related to assets that were expropriated in Venezuela.

Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries until Archrock’s subsidiary has received an aggregate amount of such payments up to the lesser of (i) $125.8 million, plus the aggregate amount of all reimbursable expenses incurred by Archrock and its subsidiaries in connection with recovering any PDVSA Gas default installment payments following the completion of the Spin-off or (ii) $150.0 million. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. As of December 31, 2015, the remaining principal amount due to us from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets was approximately $79 million. In subsequent periods, the recognition of a liability, if applicable, resulting from this contingency to Archrock is expected to impact equity, and as such, is not expected to have an impact on our statements of operations.

Pursuant to the separation and distribution agreement, EESLP (in the case of debt offerings) or Exterran Corporation (in the case of equity issuances) will use its commercially reasonable efforts to complete one or more unsecured debt offerings or equity issuances resulting in aggregate gross cash proceeds of at least $250.0 million on the terms described in the Credit Agreement (such transaction, a “qualified capital raise”) on or before the maturity date of our $245.0 million term loan facility. In connection with the Spin-off, EESLP contributed to a subsidiary of Archrock the right to receive, promptly following the occurrence of a qualified capital raise, a $25.0 million cash payment. Our balance sheets do not reflect this contingent liability to Archrock. In subsequent periods, the recognition of a liability, if applicable, resulting from this contingency to Archrock is expected to impact equity, and as such, is not expected to have an impact on our statements of operations.

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of December 31, 2015 and 2014, we had accrued $3.1 million and $1.4 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

Litigation and Claims

In the ordinary course of business, we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from any of these actions will not have a material adverse effect on our financial position, results of operations or cash flows. However, because of the inherent uncertainty of litigation and arbitration proceedings, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our financial position, results of operations or cash flows.

Indemnifications

In conjunction with, and effective as of the completion of, the Spin-off, we entered into the separation and distribution agreement with Archrock, which governs, among other things, the treatment between Archrock and us of aspects relating to indemnification, insurance, confidentiality and cooperation. Generally, the separation and distribution agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of Archrock’s business with Archrock. Pursuant to the agreement, we and Archrock will generally release the other party from all claims arising prior to the Spin-off that relate to the other party’s business. Additionally, in conjunction with, and effective as of the completion of, the Spin-off, we entered into the tax matters agreement with Archrock. Under the tax matters agreement and subject to certain exceptions, we are generally liable for, and indemnify Archrock against, taxes attributable to our business, and Archrock is generally liable for, and indemnify us against, all taxes attributable to its business. We are generally liable for, and indemnify Archrock against, 50% of certain taxes that are not clearly attributable to our business or Archrock’s business.

21. Reportable Segments and Geographic Information

We manage our business segments primarily based upon the type of product or service provided. We have three reportable segments: contract operations, aftermarket services and product sales. The contract operations segment primarily provides natural gas compression services, production and processing equipment services and maintenance services to meet specific customer requirements on assets owned by us. The aftermarket services segment provides a full range of services to support the surface production, compression and processing needs of customers, from parts sales and normal maintenance services to full operation of a customer’s owned assets. The product sales segment provides (i) design, engineering, manufacturing, installation and sale of natural gas compression units and accessories and equipment used in the production, treating and processing of crude oil and natural gas and (ii) engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities, the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants.

We evaluate the performance of our segments based on gross margin for each segment. Revenue includes sales to external customers and affiliates. We do not include intersegment sales when we evaluate our segments’ performance.

During the years ended December 31, 2015 and 2014, Archrock Partners and Archrock accounted for approximately 10% and 11%, respectively, of our total revenues. See Note 15 for further discussion on transactions with affiliates. No other customer accounted for more than 10% of our total revenues in 2015 and 2014. During the year ended December 31, 2013, no individual customer accounted for more than 10% of our total revenues.

The following table presents revenues and other financial information by reportable segment during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Contract Operations	Aftermarket Services	Product Sales	Reportable Segments Total	Other (1)	Total (2)
2015:
Revenue	$469,900	$127,802	$1,272,241	$1,869,943	$—	$1,869,943
Gross margin (3)	297,509	36,569	156,841	490,919	—	490,919
Total assets	795,939	31,614	370,554	1,198,107	644,061	1,842,168
Capital expenditures	138,171	709	8,894	147,774	11,151	158,925

2014:
Revenue	$493,853	$162,724	$1,516,177	$2,172,754	$—	$2,172,754
Gross margin (3)	308,445	42,543	245,881	596,869	—	596,869
Total assets	811,831	37,200	466,182	1,315,213	717,142	2,032,355
Capital expenditures	130,248	1,095	22,668	154,011	3,843	157,854

2013:
Revenue	$476,016	$160,672	$1,778,785	$2,415,473	$—	$2,415,473
Gross margin (3)	279,072	40,328	264,116	583,516	—	583,516
Total assets	820,686	33,974	490,625	1,345,285	653,835	1,999,120
Capital expenditures	66,116	1,147	27,032	94,295	5,900	100,195

(1)	Includes corporate related items.

(2)	Totals exclude assets, capital expenditures and the operating results of discontinued operations.

(3)	Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income, its most directly comparable measure calculated and presented in accordance with GAAP, below.

The following table presents assets from reportable segments to total assets as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Assets from reportable segments	$1,198,107	$1,315,213
Other assets (1)	644,061	717,142
Assets associated with discontinued operations	191	468
Total assets	$1,842,359	$2,032,823

(1)	Includes corporate related items.

The following table presents geographic data as of and during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenue:
U.S.	$858,409	$1,051,824	$1,166,494
International	1,011,534	1,120,930	1,248,979
Total	$1,869,943	$2,172,754	$2,415,473

	December 31,
	2015	2014	2013
Property, plant and equipment, net:
U.S.	$91,476	$87,093	$90,915
Argentina	239,226	246,410	249,798
Brazil	128,032	119,795	122,620
Mexico	201,081	240,729	216,532
Other international	239,587	260,784	285,331
Total	$899,402	$954,811	$965,196

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

The following table reconciles net income to gross margin (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net income	$46,211	$152,513	$152,853
Selling, general and administrative	223,007	267,493	264,890
Depreciation and amortization	157,817	173,803	140,029
Long-lived asset impairment	20,788	3,851	11,941
Restructuring and other charges	32,100	—	—
Interest expense	7,271	1,905	3,551
Equity in income of non-consolidated affiliates	(15,152)	(14,553)	(19,000)
Other (income) expense, net	34,837	7,222	(1,966)
Provision for income taxes	40,172	77,833	97,367
Income from discontinued operations, net of tax	(56,132)	(73,198)	(66,149)
Gross margin	$490,919	$596,869	$583,516

22. Selected Quarterly Financial Data (Unaudited)

In management’s opinion, the summarized quarterly financial data below (in thousands, except per share amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our financial position and results of operations for the respective periods.

	March 31, 2015 (3)	June 30, 2015 (4)	September 30, 2015 (5)	December 31, 2015 (6)
Revenue	$532,047	$482,644	$437,189	$418,063
Gross profit (1)	104,395	84,284	80,946	58,217
Net income (loss)	37,592	8,364	12,283	(12,028)
Net income (loss) per common share:
Basic (2)	$1.10	$0.24	$0.36	$(0.35)
Diluted (2)	1.10	0.24	0.36	(0.35)

	March 31, 2014 (7)	June 30, 2014 (8)	September 30, 2014 (9)	December 31, 2014 (10)
Revenue	$473,132	$550,694	$537,759	$611,169
Gross profit (1)	108,919	91,582	110,783	123,868
Net income	43,029	25,500	36,891	47,093
Net income per common share:
Basic (2)	$1.26	$0.74	$1.08	$1.37
Diluted (2)	1.26	0.74	1.08	1.37

(1)	Gross profit is defined as revenue less cost of sales, direct depreciation and amortization expense and long-lived asset impairment charges.

(2)
For the periods prior to November 3, 2015, the average number of common shares outstanding used to calculate basic and diluted net income (loss) per common share was based on 34,286,267 shares of our common stock that were distributed by Archrock in the Spin-off on November 3, 2015.

(3)
In the first quarter of 2015, we recorded $18.7 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 3), $5.0 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 8) and $4.6 million of long-lived asset impairments (see Note 12).

(4)
In the second quarter of 2015, we recorded $10.5 million of restructuring and other charges (see Note 13), $5.9 million of long-lived asset impairments (see Note 12) and $5.1 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 8).

(5)
In the third quarter of 2015 we recorded $18.9 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 3), $7.2 million of restructuring and other charges (see Note 13), $5.1 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 8) and $3.8 million of long-lived asset impairments (see Note 12).

(6)
In the fourth quarter of 2015, we recorded $19.1 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 3), $14.4 million of restructuring and other charges (see Note 13) and $6.5 million of long-lived asset impairments (see Note 12).

(7)
In the first quarter of 2014, we recorded $17.8 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 3) and $4.7 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 8).

(8)
In the second quarter of 2014, we recorded $18.1 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 3) and $4.9 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 8).

(9)
In the third quarter of 2014, we recorded $18.2 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 3), $5.0 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 8) and $1.1 million of long-lived asset impairments (see Note 12).

(10)
In the fourth quarter of 2014, we recorded $18.5 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 3) and $2.8 million of long-lived asset impairments (see Note 12).

23. Subsequent Events

In January 2016, we received an additional installment payment, including an annual charge, of $5.2 million from PDVSA Gas relating to the 2012 sale of our Venezuelan joint ventures’ previously nationalized assets. As we have not recognized amounts payable to us by PDVSA Gas relating to the 2012 sale of our Venezuelan joint ventures’ previously nationalized assets as a receivable but rather as equity in income of non-consolidated affiliates in the periods such payments are received, the installment payment received in January 2016 will be recognized as equity in income of nonconsolidated affiliates in the first quarter of 2016. Pursuant to the separation and distribution agreement, a notional amount corresponding to the cash we received from the PDVSA Gas installment payment was transferred to Archrock in January 2016. The transfer of cash will be recognized as a reduction to stockholders’ equity in the first quarter of 2016.

EXTERRAN CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheets
December 31, 2015	$2,133	$3,457		$2,722	(1)	$2,868
December 31, 2014	7,381	641		5,889	(1)	2,133
December 31, 2013	12,073	2,317		7,009	(1)	7,381
Allowance for obsolete and slow moving inventory deducted from inventories in the balance sheets
December 31, 2015	$8,660	$15,590		$9,764	(2)	$14,486
December 31, 2014	8,231	3,186		2,757	(2)	8,660
December 31, 2013	7,629	631		29	(2)	8,231
Allowance for deferred tax assets not expected to be realized
December 31, 2015	$105,139	$89,245	(3)	$34,686	(4)	$159,698
December 31, 2014	101,785	30,944		27,590	(4)	105,139
December 31, 2013	84,113	31,978		14,306	(4)	101,785

(1)	Uncollectible accounts written off.

(2)	Obsolete inventory written off at cost, net of value received.

(3)	Includes $45.0 million in allowance against foreign tax credits transferred from Archrock pursuant to the Spin-off.

(4)
Reflects expected realization of deferred tax assets and amounts credited to other accounts for stock-based compensation excess tax benefits, expiring net operating losses, changes in tax rates and changes in currency exchange rates.

S-1