Form 10-K/A
period 2015-12-31
Exterran Corp
filed 2017-01-04
CIK 1635881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2016 Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE

Exterran Corporation (together with its subsidiaries, the “Company,” “Exterran Corporation,” “our,” “we” or “us”) is filing this Amendment No. 1 (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2016 (the “Original Filing”), to restate its Consolidated and Combined Financial Statements included in Part IV, Item 15 (collectively referred to as “Financial Statements”) and related footnote disclosures as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 (including the unaudited quarterly periods within 2015 and 2014). In addition, this Form 10-K/A also includes under Part II, Item 6 restated selected combined statement of operations data and other financial data for the years ended December 31, 2012 and 2011 and restated selected combined balance sheet data as of December 31, 2013, 2012 and 2011. This Form 10-K/A also amends certain other items in the Original Filing, as listed in “Items Amended in This Filing” below.

Background and Effects of Restatement

Subsequent to the filing of the Original Filing, senior management of the Company identified errors relating to the application of percentage-of-completion accounting principles to certain business lines of our subsidiary, Belleli Energy S.r.l. (subsequently renamed Exterran Italy S.r.l.). Such business lines comprise engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants in the Middle East (referred to as “Belleli EPC” or the “Belleli EPC business” herein). Belleli Energy S.r.l. is headquartered in Mantova, Italy, and its operations are based in Dubai, United Arab Emirates. Management promptly reported the matter to the Audit Committee of the Company’s Board of Directors, which immediately retained counsel, who in turn retained a forensic accounting firm, to initiate an internal investigation. As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2016, the Company’s management and the Audit Committee of the Board of Directors determined, based on the preliminary results of the internal investigation, that the Financial Statements and related report of independent registered public accounting firm within the Original Filing should no longer be relied upon as a result of errors, and possible irregularities, relating to the accounting for certain Belleli EPC projects.

As a result of the internal investigation, management identified inaccuracies related to Belleli EPC projects within our product sales segment in estimating the total costs required to complete projects impacting the years ended December 31, 2015, 2014, 2013, 2012 and 2011 (including the unaudited quarterly periods within 2015 and 2014). The application of percentage-of-completion accounting principles on Belleli EPC projects is estimated using the cost to total cost basis, which requires an estimate of total costs (labor and materials) required to complete each project. The cost-to-complete estimates for Belleli EPC projects were incorrectly estimated and at times manipulated by or at the direction of certain former members of Belleli EPC local senior management, resulting in a misstatement of product sales revenue. The inaccurate cost-to-complete estimates for some Belleli EPC projects also resulted in the need to establish and/or increase contract loss provisions for certain projects, and as a result, product sales cost of sales was misstated. Additionally, penalties for liquidated damages on certain projects were not correctly estimated. Furthermore, other errors within product sales cost of sales on Belleli EPC projects were identified, primarily relating to vendor claims, customer warranties and costs being charged to incorrect projects. As a result of the errors and conduct identified, our product sales revenue was overstated by $19.3 million, $28.1 million, $5.7 million, $1.2 million and $10.1 million during the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively, and our product sales cost of sales was understated by $0.4 million, $9.5 million and $21.0 million during the years ended December 31, 2015, 2014 and 2013, respectively, and overstated by $3.1 million and $3.5 million during the years ended December 31, 2012 and 2011, respectively. These errors and inaccuracies also resulted in the misstatement of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, billings on uncompleted contracts in excess of costs and estimated earnings, accrued liabilities and related income tax effects for each of the periods impacted.

We separately identified prior period errors related to the miscalculation and recovery of non-income-based tax receivables owed to us from the Brazilian government as of December 31, 2011. As a result of these errors and since relevant prior periods were being restated, we recorded adjustments to decrease intangible and other assets, net, beginning parent equity and other income by approximately $26.1 million, $17.5 million and $10.7 million, respectively, as of and for the year ended December 31, 2011 and increase other comprehensive income by approximately $2.1 million as of December 31, 2011. These errors also resulted in the misstatement of intangible and other assets, net, other (income) expense, net, and accumulated other comprehensive income in periods subsequent to December 31, 2011.

Along with restating our Financial Statements to correct the errors discussed above, we recorded adjustments for certain immaterial accounting errors related to the periods covered in this Form 10-K/A.

Contemporaneously with filing the Form 8-K on April 26, 2016, we self-reported the errors and possible irregularities at Belleli EPC to the SEC. Since then, we have been cooperating with the SEC in its investigation of this matter, including responding to a subpoena for documents related to the restatement and compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”), which are also being provided to the Department of Justice at its request. The FCPA related requests in the SEC subpoena pertain to our policies and procedures, information about our third-party sales agents, and documents related to historical internal investigations completed prior to November 2015.

For a summary of the effect of the restatement as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013, see Note 3 and Note 23 (Quarterly Results) to the Financial Statements in this Form 10-K/A. Additionally, see Part II, Item 6 in this Form 10-K/A for a summary of the effect of the restatement on selected combined statement of operations data and other financial data for the years ended December 31, 2012 and 2011 and selected combined balance sheet data as of December 31, 2013, 2012 and 2011.

Internal Control Consideration

The Original Filing did not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. However, in connection with the restatement in this Form 10-K/A, management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015, and concluded that deficiencies in the design and operating effectiveness of our internal controls, collectively, represent material weaknesses in our internal control over financial reporting and, therefore, that we did not maintain effective internal control over financial reporting as of December 31, 2015. For a description of the material weaknesses identified by management and management’s implemented and planned remediations for those material weaknesses, see “Part II, Item 9A — Controls and Procedures.”

Items Amended in This Filing

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing of our Annual Report on Form 10-K for the year ended December 31, 2015, except as required to reflect the effects of the restatement. The financial statements contained in the Form 10-K were derived from the audited combined financial statements contained in our Registration Statement on Form 10, as amended, initially filed with the Securities and Exchange Commission on March 13, 2015 and declared effective on October 21, 2015 (“Registration Statement”), filed as part of the Company’s Spin-off from Archrock, Inc. (named Exterran Holdings, Inc. prior to November 3, 2015) (“Archrock”), and the Registration Statement contains substantially the same financial statement errors as those contained on the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with Exterran Corporation’s filings made with the SEC subsequent to the filing of the Form 10-K. The following items have been amended as a result of this restatement:

•	Part I — Disclosure Regarding Forward-Looking Statements

•	Part I, Item 1 — Business

•	Part I, Item 1A — Risk Factors

•	Part I, Item 3 — Legal Proceedings

•	Part II, Item 6 — Selected Financial Data

•	Part I, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 7A — Quantitative and Qualitative Disclosures About Market Risk

•	Part II, Item 9A — Controls and Procedures

•	Part IV, Item 15 — Exhibits and Financial Statements Schedules

The Company’s Principal Executive Officer and Principal Financial Officer are providing currently dated certifications in connection with this Amended Annual Report on Form 10-K/A. These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations; the expected amount of our capital expenditures; expenditures related to the restatement of our financial statements and pending governmental investigation; anticipated cost savings, future revenue, gross margin and other financial or operational measures related to our business and our primary business segments; the future value of our equipment and non-consolidated affiliates; and plans and objectives of our management for our future operations. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

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

•
our reliance on Archrock and Archrock Partners, L.P. (named Exterran Partners, L.P. prior to November 3, 2015) (“Archrock Partners”) for a significant amount of our product sales revenues and our ability to secure new product sales customers;

•
changes in economic or political conditions in the countries in which we do business, including civil uprisings, riots, terrorism, kidnappings, violence associated with drug cartels, legislative changes and the expropriation, confiscation or nationalization of property without fair compensation;

•	changes in currency exchange rates, including the risk of currency devaluations by foreign governments, and restrictions on currency repatriation;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment and workforce factors, including our ability to hire, train and retain key employees;

•	our ability to implement certain business and financial objectives, such as:

•	winning profitable new business;

•	timely and cost-effective execution of projects;

•	enhancing our asset utilization, particularly with respect to our fleet of compressors;

•	integrating acquired businesses;

•	generating sufficient cash; and

•	accessing the capital markets at an acceptable cost;

•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures;

•	our ability to successfully remediate each of the material weaknesses in our internal control environment disclosed in this report within the time periods and in the manner currently anticipated;

•	the effectiveness of our internal control environment, including the identification of additional control deficiencies;

•	the results of governmental actions relating to pending investigations;

•	the results of shareholder actions relating to the restatement of our financial statements;

•	the agreements related to the Spin-off (see “Spin-off” below under Part I, Item 1 “Business”) and the anticipated effects of restructuring our business; and

•	our level of indebtedness and ability to fund our business.

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

Spin-off

On November 3, 2015, Archrock (named Exterran Holdings, Inc. prior to November 3, 2015) completed the spin-off (the “Spin-off”) of its international contract operations, international aftermarket services (the international contract operations and international aftermarket services businesses combined are referred to as the “international services businesses” and include such activities conducted outside of the United States of America (“U.S.”)) and global fabrication businesses into an independent, publicly traded company named Exterran Corporation. We refer to the global fabrication business previously operated by Archrock as our product sales business. To effect the Spin-off, on November 3, 2015, Archrock distributed, on a pro rata basis, all of our shares of common stock to its stockholders of record as of October 27, 2015 (the “Record Date”). Archrock shareholders received one share of Exterran Corporation common stock for every two shares of Archrock common stock held at the close of business on the Record Date. Pursuant to the separation and distribution agreement with Archrock and certain of our and Archrock’s respective affiliates, on November 3, 2015, we transferred cash of $532.6 million to Archrock. Our Registration Statement was declared effective on October 21, 2015. On November 4, 2015, Exterran Corporation common stock began “regular-way” trading on the New York Stock Exchange under the stock symbol “EXTN.” Following the completion of the Spin-off, we and Archrock are independent, publicly traded companies with separate boards of directors and management.

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

In our contract operations business, which accounted for approximately 25% of our revenue and 63% of our gross margin in 2015, we own and operate natural gas compression equipment and crude oil and natural gas production and processing equipment on behalf of our customers outside of the U.S. These services can include engineering, design, procurement, on-site construction and operation of natural gas compression and crude oil or natural gas production and processing facilities for our customers. Our contract operations business is underpinned by long-term commercial contracts with large customers, including several national oil and natural gas companies, which we believe provide us with relatively stable cash flows due to our exposure to the production phase of oil and gas development, compared to drilling and completion related energy services and product providers. We believe our contract operations services generally allow our customers that outsource their compression or production and processing needs to achieve higher production rates than they would achieve with their own operations, resulting in increased revenue for our customers. In addition, outsourcing allows our customers flexibility for their compression and production and processing needs while limiting their capital requirements. These contracts generally involve initial terms ranging from three to five years, and in some cases can be in excess of 10 years. In many instances, we are able to renew those contracts prior to the expiration of the initial term; in some cases, we may sell the underlying assets to our customers pursuant to purchase options or otherwise.

In our aftermarket services business, which accounted for approximately 7% of our revenue and 8% of our gross margin in 2015, we provide operations, maintenance, overhaul and reconfiguration services outside of the U.S. to support our customers who own their own compression, production, processing, treating and related equipment. Our services range from routine maintenance services and parts sales to the full operation and maintenance of customer-owned assets. We seek to couple our aftermarket services with our product sales business to provide ongoing services to customers who buy equipment from us and to sell those services to customers who have bought equipment from other companies.

In our product sales business, which accounted for approximately 68% of our revenue and 29% of our gross margin in 2015, we design, engineer, manufacture, install and sell natural gas compression packages as well as equipment used in the production, treating and processing of crude oil and natural gas to customers both in the U.S. and internationally. Additionally, we design, engineer, manufacture and install this equipment for use in our contract operations business. Our product sales business line also provides engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities, the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants. Furthermore, we combine our products into an integrated solution that we design, engineer, procure and, in certain cases, construct on-site for sale to our customers. We believe the expansive range of products we sell through our global platform enables us to take advantage of the ongoing, worldwide energy infrastructure build-out.

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

Our Businesses

We conduct our operations through three businesses: contract operations, aftermarket services and product sales. For financial data relating to our business segments or geographic regions that accounted for 10% or more of our revenue in any of the last three fiscal years or 10% or more of our property, plant and equipment, net, as of December 31, 2015 or December 31, 2014, see Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and Note 22 to our Consolidated and Combined Financial Statements included in Part IV, Item 15 (collectively referred to as “Financial Statements,” and individually referred to as “balance sheets,” “statements of operations,” “statements of comprehensive income,” “statements of stockholders’ equity” and “statements of cash flows” herein).

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

During the year ended December 31, 2015, approximately 25% of our revenue and 63% of our gross margin was generated from contract operations. As of December 31, 2015, our contract operations business provided contract operations services using a fleet of 901 natural gas compression units with an aggregate capacity of approximately 1,181,000 horsepower and a fleet of production and processing equipment.

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

During the year ended December 31, 2015, approximately 7% of our revenue and 8% of our gross margin was generated from aftermarket services.

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

During the year ended December 31, 2015, approximately 68% of our revenue and 29% of our gross margin was generated from product sales. As of December 31, 2015, our backlog in product sales was $488.0 million, of which approximately $68.7 million of future revenue is expected to be recognized after December 31, 2016.

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

During the years ended December 31, 2015 and 2014, Archrock and Archrock Partners accounted for approximately 11% of our total revenues. We expect to continue providing Archrock and Archrock Partners with certain manufactured products, including compressors, and we will depend on them for a significant amount of our product sales revenue. The loss of our business with Archrock or Archrock Partners, unless offset by additional product sales to other customers, or the inability or failure of Archrock or Archrock Partners to meet its payment obligations could have a material adverse effect on our business, results of operations and financial condition. See Note 16 to the Financial Statements for further discussion on transactions with affiliates. No other customer accounted for more than 10% of our revenues in 2015 and 2014. During the year ended December 31, 2013, no individual customer accounted for more than 10% of our revenues.

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

Risks Relating to Our Business

The restatement of our financial statements may lead to additional risks and uncertainties, including loss of investor and counterparty confidence and negative impacts on our stock price.

We have restated our financial statements for the years ended December 31, 2015, 2014 and 2013 (including the unaudited quarterly periods within 2015 and 2014) to correct accounting errors primarily related to Belleli EPC projects within our product sales segment and non-income-based tax receivables in Brazil. For discussion of the accounting errors identified and the restatement adjustments, see Note 3 to the Financial Statements and the Explanatory Note immediately preceding the Table of Contents. In connection with this restatement of our prior financial statements, we have identified material weaknesses in our internal control over financial reporting, and management has concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2015. For a description of the material weaknesses, see “Part II, Item 9A — Controls and Procedures.”

As a result of the circumstances giving rise to the restatement, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and the remediation of our ineffective disclosure controls and procedures and material weaknesses in internal control over financial reporting. In addition, the attention of our management team has been diverted by these efforts. The SEC is conducting an investigation into the circumstances giving rise to the restatement. We could be subject to further regulatory, or stockholder or other actions in connection with the restatement in the future. The current SEC investigation and any future proceedings will, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, insurance and other costs. In addition, the restatement and related matters could impair our reputation and could cause our counterparties to lose confidence in us. Each of these occurrences could have an adverse effect on our business, results of operations, financial condition and stock price.

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

Global oil and U.S. natural gas prices have declined significantly since the third quarter of 2014. For example, the Henry Hub spot price for natural gas was $2.28 per MMBtu at December 31, 2015, which was approximately 27% and 47% lower than prices at December 31, 2014 and 2013, respectively, and the U.S. natural gas liquid composite price was approximately $4.72 per MMBtu for the month of November 2015, which was approximately 16% and 56% lower than prices for the months of December 2014 and 2013, respectively. These lower prices led to reduced drilling of gas wells in North America in 2015. In addition, the West Texas Intermediate crude oil spot price as of December 31, 2015 was approximately 31% and 62% lower than prices at December 31, 2014 and 2013, respectively, which led to reduced drilling of oil wells in 2015. More recently, West Texas Intermediate crude oil prices continued to decline during 2016, represented by a spot price decrease of 9% at January 31, 2016 compared to December 31, 2015. If oil or natural gas exploration and development activities do not improve in North America or other parts of the world, the level of production activity and the demand for our contract operations services, natural gas compression equipment and oil and natural gas production and processing equipment could continue to remain depressed or could further decrease, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. A reduction in demand for our products and services could also force us to reduce our pricing substantially, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, a reduction in demand for our products and services could result in our customers seeking to preserve capital by canceling contracts, canceling or delaying scheduled maintenance of their existing natural gas compression and oil and natural gas production and processing equipment, determining not to enter into new contract operations service contracts or purchase new compression and oil and natural gas production and processing equipment, or canceling or delaying orders for our products and services, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, third party booking activity levels for our manufactured products in each of our North America and international markets during the year ended December 31, 2015 have decreased by approximately 63% and 54%, respectively, compared to the year ended December 31, 2014, and each of our North America and international markets’ product sales backlog as of December 31, 2015 decreased by approximately 58% and 40%, respectively, compared to December 31, 2014. In periods of volatile commodity prices, the timing of any change in activity levels by our customers is difficult to predict. As a result, our ability to project the anticipated activity level for our business, and particularly our product sales segment, in 2016 and beyond is limited. If these reduced booking levels persist for a sustained period, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Some of our projects have a relatively larger size and scope than the majority of our projects, which can translate into more technically challenging conditions or performance specifications for our products and services. Contracts with our customers for these projects typically specify delivery dates, performance criteria and penalties for our failure to perform. Any failure to estimate the cost of and execute such larger projects in a timely and cost effective manner could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have incurred and may in the future incur losses on fixed-price contracts, which constitute a significant portion of our product sales business.

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

We operate in many international countries. We anticipate that there will be instances in which costs and revenues will not be exactly matched with respect to currency denomination. We generally do not hedge exchange rate exposures, which exposes us to the risk of exchange rate losses. Gains and losses from the remeasurement of assets and liabilities that are receivable or payable in currency other than our subsidiaries’ functional currency are included in our statements of operations. In addition, currency fluctuations cause the U.S. dollar value of our international results of operations and net assets to vary with exchange rate fluctuations. This could have a negative impact on our business, financial condition or results of operations. In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations. Our material exchange rate exposure relates to intercompany loans to subsidiaries whose functional currencies are the Brazilian Real and the Euro, which loans carried balances of $59.4 million and $9.1 million U.S. dollars, respectively, as of December 31, 2015. In addition, Argentina’s regulations in recent years have at times restricted foreign exchange, including exchanging Argentine pesos for U.S. dollars in certain cases. In late 2015, following the election of a new president, some of the currency restrictions were lifted and we have been able to exchange Argentine pesos for U.S. dollars at market rates. Future restrictions on our ability to exchange Argentine pesos for U.S. dollars subject us to risk of currency devaluation on future earnings in Argentina. As of December 31, 2015, $8.1 million of our cash was in Argentina. As we expand geographically, we may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. Further, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against these risks.

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

As a result of the delayed filing of our Form 10-Q for the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016 with the SEC, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities, which may adversely affect our ability to raise additional capital.

As a result of the delayed filing of our Form 10-Q for the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016 with the SEC, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Securities Exchange Act of 1934 for at least twelve calendar months. There can be no assurance that we will be able to timely file such reports in the future. In addition, it is possible that the SEC in connection with their investigation of the facts surrounding our restatement could further prolong our inability to register securities for sale to the public on Form S-3. As a result, should we wish to register the offer and sale of our securities to the public, our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction timely and successfully and potentially harming our financial condition.

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

The credit agreement related to our $925.0 million credit facility, consisting of a $680.0 million revolving credit facility expiring in November 2020 and a $245.0 million term loan facility expiring in November 2017, contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio of 2.25 to 1.00; a maximum total leverage ratio of 3.75 to 1.00 prior to the completion of a qualified capital raise and 4.50 to 1.00 thereafter; and, following the completion of a qualified capital raise, a maximum senior secured leverage ratio of 2.75 to 1.00. If we fail to remain in compliance with these restrictions and financial covenants, we would be in default under our credit agreement. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impact our ability to perform our obligations under our credit agreement, this could lead to a default. If the repayment obligations on any of our indebtedness were to be accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and our financial position would be materially adversely affected. As of December 31, 2015, we were in compliance with all financial covenants under our credit agreement.

We may be vulnerable to interest rate increases due to our floating rate debt obligations.

As of December 31, 2015, we had $530.0 million of outstanding borrowings that are subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2015 would result in an annual increase in our interest expense of approximately $5.3 million.

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

We also are subject to other laws and regulations governing our operations, including regulations administered by the U.S. Department of Treasury’s Office of Foreign Asset Control and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries and persons and customs requirements. Trade control laws are complex and constantly changing. Our compliance policies and programs increase our cost of doing business and may not work effectively to ensure our compliance with trade control laws. If we undergo an investigation of potential violations of trade control laws by U.S. or foreign authorities or if we fail to comply with these laws, we may incur significant legal expenses or be subject to criminal and civil penalties and other sanctions and remedial measures, which could have a material adverse impact on our reputation, business, results of operations, financial condition, liquidity and stock price.

We are involved in governmental and internal investigations, which are costly to conduct and may result in substantial financial and other penalties, as well as adverse effects on our business and financial condition.

In March 2016, the Audit Committee of the Board of Directors retained legal counsel to conduct an internal investigation related to the application of percentage-of-completion accounting principles to specific Belleli EPC engineering, procurement and construction projects in the Middle East. On April 26, 2016, we filed a Form 8-K reporting the errors and possible irregularities at Belleli EPC. Contemporaneously with filing the Form 8-K, we self-reported these issues to the SEC. We are cooperating with the SEC in its investigation of this matter, including responding to a subpoena for documents related to the circumstances giving rise to the restatement as well as documents related to our compliance with the FCPA, which are also being provided to the Department of Justice (“DOJ”) at its request. The FCPA related requests in the SEC subpoena pertain to our policies and procedures, information about our third-party sales agents, and documents related to historical internal investigations completed prior to November 2015. We also have made the SEC and DOJ aware of our internal investigation regarding prior year non-income-based tax receivables due to us from the Brazilian government.

The government investigations are continuing, and we are presently unable to predict the duration, scope or results of them or whether the SEC or DOJ will commence any legal actions. If we are found to have violated securities laws or other federal statutes, including the FCPA, we may be subject to criminal and civil penalties and other remedial measures, including, but not limited to injunctive relief, disgorgement, civil and criminal fines and penalties, modifications to business practices including the termination or modification of existing business relationships, modifications of compliance programs and the retention of a monitor to oversee compliance. The imposition of any of these sanctions or remedial measures could have a material adverse impact on our reputation, business, results of operations, financial condition, liquidity and stock price.

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

We have identified material weaknesses in our internal control over financial reporting before and after the Spin-off that, if not remediated, could result in additional material misstatements in our financial statements.

As described in “Part II, Item 9A — Controls and Procedures,” management has identified and evaluated control deficiencies that gave rise to the accounting errors related to Belleli EPC projects within our product sales segment and non-income-based tax receivables in Brazil, and has concluded that those deficiencies represent material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting or effective disclosure controls and procedures before the Spin-off and as of December 31, 2015.

We are in the process of implementing a remediation plan to address these material weaknesses. If our remediation efforts are insufficient or not completed in a timely manner, or if additional material weaknesses in our internal control over financial reporting are identified or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weaknesses, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.

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

Risks Relating to Ownership of Our Common Stock

The market price and trading volume of our common stock may be volatile.

The market price of our stock may be influenced by many factors, some of which are beyond our control, including the following:

•	the inability to meet the financial estimates of analysts who follow our common stock;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

•	variations in our quarterly operating results and those of our competitors;

•	general economic and stock market conditions;

•	risks relating to our business and our industry, including those discussed above;

•	changes in conditions or trends in our industry, markets or customers;

•	cyber-attacks or terrorist acts;

•	future sales of our common stock or other securities;

•	material weaknesses in our internal control over financial reporting; and

•	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives.

These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

We have not been in compliance with the New York Stock Exchange’s requirements for continued listing and as a result our common stock may be delisted from trading, which would have a material effect on us and our stockholders.

We have been delinquent in the filing of our periodic reports with the SEC, as a result of which we are not in compliance with the rules of the New York Stock Exchange (“NYSE”). By filing our quarterly reports on Form 10-Q for the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016, which we intend to file shortly, we currently believe that we will have adequately remediated our current non-compliance with the NYSE’s rules. However, there can be no assurance that the NYSE will concur that we have remediated our non-compliance, in which case our common stock could be subject to delisting. In addition, we have delayed our annual meeting of stockholders as a result of the restatement. To the extent we cannot hold our annual meeting before the end of 2017, our stock may again be subject to delisting from trading on the NYSE. If our common stock is delisted, there can be no assurance as to whether or when our common stock would again be listed for trading on NYSE or any other exchange. The market price of our shares will also likely decline and become more volatile if our common stock is delisted, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.

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

Contemporaneously with filing the Form 8-K on April 26, 2016, we self-reported the errors and possible irregularities at Belleli EPC to the SEC. Since then, we have been cooperating with the SEC in its investigation of this matter, including responding to a subpoena for documents related to the restatement and compliance with the FCPA, which are also being provided to the Department of Justice at its request. The FCPA related requests in the SEC subpoena pertain to our policies and procedures, information about our third-party sales agents, and documents related to historical internal investigations completed prior to November 2015.

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

120
100
80
60
40
20
0
Dollars
11/4/2015
11/30/2015
12/31/2015
EXTN
S&P 500
OSX

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K/A into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

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

Item 6.  Selected Financial Data

The following table presents certain selected historical consolidated and combined financial information as of and for each of the years in the five-year period ended December 31, 2015. We have restated the selected financial data presented in this report as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 in order to correct accounting errors identified related to Belleli EPC projects within our product sales segment, non-income-based tax receivables in Brazil and other adjustments made for immaterial items. See the Explanatory Note immediately preceding the Table of Contents for discussion of the accounting errors identified and see Note 3 to the Financial Statements and tables provided below for restatement adjustments made to this Form 10-K/A. The selected historical consolidated and combined financial data as of December 31, 2015 and 2014 and for each of the years in the years ended December 31, 2015, 2014 and 2013 has been derived from our audited Financial Statements included elsewhere in this report. The selected historical combined financial data as of December 31, 2013 and for the year ended December 31, 2012 has been derived from our audited combined financial statements included in our Registration Statement (which contained the same errors), adjusted for the effects of the restatement. The selected historical combined financial data as of December 31, 2012 and 2011 and for the year ended December 31, 2011 has been derived from our unaudited combined financial statement data included in our Registration Statement (which contained the same errors), adjusted for the effects of the restatement. Management believes that the unaudited combined financial data has been prepared on the same basis as the audited combined financial statements and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the information for the periods presented.

Our Spin-off from Archrock was completed on November 3, 2015. Selected financial data for periods prior to the Spin-off represent the combined results of Archrock’s international services and product sales businesses, adjusted for the effects of the restatement. The combined financial data may not be indicative of our future performance and does not necessarily reflect the financial condition and results of operations we would have realized had we operated as a separate, stand-alone entity during the periods presented, including changes in our operations as a result of our Spin-off from Archrock. As discussed in Note 4 to our Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations business and Canadian contract operations and aftermarket services businesses (“Canadian Operations”). Those results are reflected in discontinued operations for all periods presented. The selected financial data presented below should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements contained in this report.

	Years Ended December 31,
(in thousands, except per share data)	2015	2014	2013	2012	2011
	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)
Statement of Operations Data:
Revenues	$1,850,623	$2,144,610	$2,409,803	$2,067,480	$1,830,250
Cost of sales (excluding depreciation and amortization expense)	1,379,376	1,585,371	1,852,967	1,581,014	1,420,194
Selling, general and administrative	223,007	267,493	264,890	269,812	259,562
Depreciation and amortization	158,189	174,191	140,417	167,813	171,536
Long-lived asset impairment	20,788	3,851	11,941	5,197	352
Restructuring and other charges	32,100	—	—	3,892	7,131
Goodwill impairment	—	—	—	—	164,813
Interest expense	7,271	1,905	3,551	5,318	4,373
Equity in (income) loss of non-consolidated affiliates	(15,152)	(14,553)	(19,000)	(51,483)	471
Other (income) expense, net	34,986	5,216	(3,768)	7,310	10,530
Provision for income taxes	39,542	79,042	101,237	26,627	29,185
Income (loss) from continuing operations	(29,484)	42,094	57,568	51,980	(237,897)
Income (loss) from discontinued operations, net of tax	56,132	73,198	66,149	66,843	(10,105)
Net income (loss)	26,648	115,292	123,717	118,823	(248,002)
Income (loss) from continuing operations per common share (2):
Basic	$(0.86)	$1.22	$1.68	$1.52	$(6.93)
Diluted	(0.86)	1.22	1.68	1.52	(6.93)
Weighted average common shares outstanding used in income (loss) per common share (2):
Basic	34,288	34,286	34,286	34,286	34,286
Diluted	34,288	34,286	34,286	34,286	34,286
Other Financial Data:
Gross margin (3)	$471,247	$559,239	$556,836	$486,466	$410,056
EBITDA, as adjusted (3)	243,381	291,105	300,027	216,750	154,138
Capital expenditures:
Contract Operations Equipment:
Growth (4)	$105,169	$97,931	$36,468	$107,658	$35,846
Maintenance (5)	27,282	24,377	21,591	22,530	14,369
Other	26,474	35,546	42,136	34,602	32,332
Balance Sheet Data:
Cash and cash equivalents	$29,032	$39,361	$35,194	$34,167	$21,454
Working capital (6)(7)	408,488	366,135	305,848	303,267	328,428
Property, plant and equipment, net	896,462	952,743	963,516	1,030,636	1,006,707
Total assets	1,788,396	1,999,303	1,973,622	2,105,744	2,131,656
Long-term debt (8)	525,593	1,107	1,539	—	140
Total stockholders’ equity (8)	805,936	1,364,335	1,321,160	1,380,975	1,422,547

(1)
For information regarding the background of the restatement see the Explanatory Note immediately preceding the Table of Contents. See Note 3 to the Financial Statements for a summary of the effects of the restatement adjustments on our financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013. The effects of the restatement on balance sheet data as of December 31, 2013, 2012 and 2011 and statement of operations data for the years ended December 31, 2012 and 2011 are set forth below.

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

(4)
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

(5)
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

(6)	Working capital is defined as current assets minus current liabilities.

(7)
In the fourth quarter of 2015, we elected early adoption, with retrospective application, of Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. Accordingly, periods prior to December 31, 2015 were reclassified to conform to the presentation within this update.

(8)
Pursuant to the separation and distribution agreement with Archrock and certain of our and Archrock’s respective affiliates, on November 3, 2015, we transferred $532.6 million of net proceeds from borrowings under our credit facility to Archrock to allow it to repay a portion of its indebtedness in connection with the Spin-off.

The effects of the restatement on balance sheet data as of December 31, 2013 are set forth in the following table (in thousands):

	December 31, 2013
	As Previously Reported	Adjustments	As Restated
Balance Sheet Data:
Cash and cash equivalents	$35,194	$—	$35,194
Working capital	335,451	(29,603)	305,848
Property, plant and equipment, net	965,196	(1,680)	963,516
Total assets	1,999,211	(25,589)	1,973,622
Long-term debt	1,539	—	1,539
Total stockholders’ equity	1,373,904	(52,744)	1,321,160

The effects of the restatement on statement of operations data for the year ended December 31, 2012 and balance sheet data as of December 31, 2012 are set forth in the following table (in thousands, except per share data):

	Year Ended December 31, 2012
	As Previously Reported	Adjustments	As Restated
Statement of Operations Data:
Revenues	$2,068,724	$(1,244)	$2,067,480
Cost of sales (excluding depreciation and amortization expense)	1,584,118	(3,104)	1,581,014
Selling, general and administrative	269,812	—	269,812
Depreciation and amortization	167,499	314	167,813
Long-lived asset impairment	5,197	—	5,197
Restructuring and other charges	3,892	—	3,892
Interest expense	5,318	—	5,318
Equity in income of non-consolidated affiliates	(51,483)	—	(51,483)
Other (income) expense, net	5,638	1,672	7,310
Provision for income taxes	26,226	401	26,627
Income from continuing operations	52,507	(527)	51,980
Income from discontinued operations, net of tax	66,843	—	66,843
Net income	119,350	(527)	118,823
Income from continuing operations per common share:
Basic	$1.53	$(0.01)	$1.52
Diluted	1.53	(0.01)	1.52
Weighted average common shares outstanding used in income per common share:
Basic	34,286	—	34,286
Diluted	34,286	—	34,286
Balance Sheet Data:
Cash and cash equivalents	$34,167	$—	$34,167
Working capital	305,620	(2,353)	303,267
Property, plant and equipment, net	1,031,928	(1,292)	1,030,636
Total assets	2,133,502	(27,758)	2,105,744
Total stockholders’ equity	1,407,394	(26,419)	1,380,975

The effects of the restatement on statement of operations data for the year ended December 31, 2011 and balance sheet data as of December 31, 2011 are set forth in the following table (in thousands, except per share data):

	Year Ended December 31, 2011
	As Previously Reported	Adjustments	As Restated
Statement of Operations Data:
Revenues	$1,840,357	$(10,107)	$1,830,250
Cost of sales (excluding depreciation and amortization expense)	1,423,726	(3,532)	1,420,194
Selling, general and administrative	259,562	—	259,562
Depreciation and amortization	171,301	235	171,536
Long-lived asset impairment	352	—	352
Restructuring and other charges	7,131	—	7,131
Goodwill impairment	164,813	—	164,813
Interest expense	4,373	—	4,373
Equity in income of non-consolidated affiliates	471	—	471
Other (income) expense, net	(313)	10,843	10,530
Provision for income taxes	31,148	(1,963)	29,185
Loss from continuing operations	(222,207)	(15,690)	(237,897)
Loss from discontinued operations, net of tax	(10,105)	—	(10,105)
Net loss	(232,312)	(15,690)	(248,002)
Loss from continuing operations per common share:
Basic	$(6.48)	$(0.45)	$(6.93)
Diluted	(6.48)	(0.45)	(6.93)
Weighted average common shares outstanding used in loss per common share:
Basic	34,286	—	34,286
Diluted	34,286	—	34,286
Balance Sheet Data:
Cash and cash equivalents	$21,454	$—	$21,454
Working capital	332,167	(3,739)	328,428
Property, plant and equipment, net	1,007,685	(978)	1,006,707
Total assets	2,153,944	(22,288)	2,131,656
Long-term debt	140	—	140
Total stockholders’ equity	1,450,828	(28,281)	1,422,547

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

The following table reconciles our net income (loss) to gross margin (in thousands):

	Years Ended December 31,
	2015	2014	2013	2012	2011
	As Restated	As Restated	As Restated	As Restated	As Restated
Net income (loss)	$26,648	$115,292	$123,717	$118,823	$(248,002)
Selling, general and administrative	223,007	267,493	264,890	269,812	259,562
Depreciation and amortization	158,189	174,191	140,417	167,813	171,536
Long-lived asset impairment	20,788	3,851	11,941	5,197	352
Restructuring and other charges	32,100	—	—	3,892	7,131
Goodwill impairment	—	—	—	—	164,813
Interest expense	7,271	1,905	3,551	5,318	4,373
Equity in (income) loss of non-consolidated affiliates	(15,152)	(14,553)	(19,000)	(51,483)	471
Other (income) expense, net	34,986	5,216	(3,768)	7,310	10,530
Provision for income taxes	39,542	79,042	101,237	26,627	29,185
(Income) loss from discontinued operations, net of tax	(56,132)	(73,198)	(66,149)	(66,843)	10,105
Gross margin	$471,247	$559,239	$556,836	$486,466	$410,056

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

The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Years Ended December 31,
	2015	2014	2013	2012	2011
	As Restated	As Restated	As Restated	As Restated	As Restated
Net income (loss)	$26,648	$115,292	$123,717	$118,823	$(248,002)
(Income) loss from discontinued operations, net of tax	(56,132)	(73,198)	(66,149)	(66,843)	10,105
Depreciation and amortization	158,189	174,191	140,417	167,813	171,536
Long-lived asset impairment	20,788	3,851	11,941	5,197	352
Restructuring and other charges	32,100	—	—	3,892	7,131
Goodwill impairment	—	—	—	—	164,813
Investment in non-consolidated affiliates impairment	33	197	—	224	471
Proceeds from sale of joint venture assets	(15,185)	(14,750)	(19,000)	(51,707)	—
Interest expense	7,271	1,905	3,551	5,318	4,373
Loss on currency exchange rate remeasurement of intercompany balances	30,127	3,614	4,313	7,406	14,174
Loss on sale of businesses	—	961	—	—	—
Provision for income taxes	39,542	79,042	101,237	26,627	29,185
EBITDA, as adjusted	$243,381	$291,105	$300,027	$216,750	$154,138

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements, the notes thereto, and the other financial information appearing elsewhere in this report. As described in Note 3 to the Financial Statements, we restated our audited financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 (certain of which were also included in the Registration Statement). The impact of the restatement is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations below. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See Part I (“Disclosure Regarding Forward-Looking Statements”) and Part I, Item 1A (“Risk Factors”) in this report.

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

Restatement of Previously Reported Consolidated and Combined Financial Statements

The impact of the restatement is reflected in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For a summary of the effect of the restatement as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013, see Note 3 to the Financial Statements in this Form 10-K/A.

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

The combined financial statements were derived from the accounting records of Archrock and reflect the combined historical results of operations, financial position and cash flows of Archrock’s international services and product sales businesses. The combined financial statements were presented as if such businesses had been combined for periods prior to November 4, 2015. All intercompany transactions and accounts within these statements have been eliminated. Affiliate transactions between the international services and product sales businesses of Archrock and the other businesses of Archrock have been included in the combined financial statements, with the exception of product sales within our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”). Prior to the closing of the Spin-off, EESLP also had a fleet of compression units used to provide compression services in the U.S. services business of Archrock. Revenue has not been recognized in the combined statements of operations for the sale of compressor units by us that were used by EESLP to provide compression services to customers of the U.S. services business of Archrock. See Note 16 to the Financial Statements for further discussion on transactions with affiliates.

The combined financial statements include certain assets and liabilities that have historically been held at the Archrock level but are specifically identifiable or otherwise attributable to us. The assets and liabilities in the combined financial statements have been reflected on a historical cost basis, as immediately prior to the Spin-off all of the assets and liabilities of Exterran Corporation were wholly owned by Archrock. Third party debt of Archrock, other than debt attributable to capital leases, was not allocated to us for any of the periods presented as we were not the legal obligor of the debt and Archrock’s borrowings were not directly attributable to our business. The combined statements of operations also include expense allocations for certain functions historically performed by Archrock and not allocated to its operating segments, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology. See Note 16 to the Financial Statements for further discussion regarding the allocation of corporate expenses.

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

Similarly, in international markets, lower oil and gas prices have had a negative impact on the amount of capital investment by our customers in new projects. However, we believe the impact will be less than we expect to experience in North America for two reasons: first, the longer-term fundamentals influencing our international customers’ demand and, second, the long-term contracts we have in place with some of those international customers, including for our contract operations services. Growth in our international markets depends in part on international infrastructure projects, many of which are based on longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based on longer-term fundamentals that can be less tied to near term commodity prices than our North American customers. Therefore, we believe the demand for our services and products in international markets will continue, and we expect to have opportunities to grow our international businesses over the long term. In the short term, however, our customers have sought to reduce their capital and operating expenditure requirements due to lower oil and natural gas prices. As a result, the demand and pricing for our services and products in international markets have been adversely impacted. Third party booking activity levels for our manufactured products in international markets during the year ended December 31, 2015 were $222.3 million, which represents a decrease of approximately 54% and 59% compared to the years ended December 31, 2014 and 2013, respectively, and our international market product sales backlog as of December 31, 2015 was $264.2 million, which represents a decrease of approximately 40% and 32% compared to December 31, 2014 and 2013, respectively.

Aggregate third party booking activity levels for our manufactured products in North America and international markets during the year ended December 31, 2015 were $612.8 million, which represents a decrease of approximately 60% and 52% compared to the years ended December 31, 2014 and 2013, respectively. The aggregate product sales backlog for our manufactured products in North America and international markets as of December 31, 2015 was $488.0 million, which represents a decrease of approximately 50% and 29% compared to December 31, 2014 and 2013, respectively.

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

Summary of Results

As discussed in Note 4 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations business and Canadian Operations. Those results are reflected in discontinued operations for all periods presented.

Revenue. Revenue during the years ended December 31, 2015, 2014 and 2013 was $1,850.6 million, $2,144.6 million and $2,409.8 million, respectively. The decrease in revenue during the year ended December 31, 2015 compared to the year ended December 31, 2014 was caused by revenue decreases in all three of our segments. The decrease in revenue during the year ended December 31, 2014 compared to the year ended December 31, 2013 was caused by a revenue decrease in our product sales segment.

Net income. We generated net income of $26.6 million, $115.3 million and $123.7 million during the years ended December 31, 2015, 2014 and 2013, respectively. The decrease in net income during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to decreases in product sales and contract operations gross margin, an increase in restructuring and other charges, a $26.5 million increase in translation losses related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations, an increase in long-lived asset impairment and a $16.0 million decrease in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas S.A. (“PDVSA Gas”). These activities were partially offset by decreases in SG&A expense, income tax expense and depreciation and amortization expense. Net income during the years ended December 31, 2015 and 2014 included income from discontinued operations, net of tax, of $56.1 million and $73.2 million, respectively. The decrease in net income during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to an increase in depreciation and amortization expense and a $6.5 million loss on short-term investments related to the purchase of Argentine government issued U.S. dollar denominated bonds using Argentine pesos in 2014, partially offset by a decrease in income tax expense, an increase in gross margin and a decrease in long-lived asset impairment. Net income during the years ended December 31, 2014 and 2013 included income from discontinued operations, net of tax, of $73.2 million and $66.1 million, respectively.

EBITDA, as adjusted. Our EBITDA, as adjusted, was $243.4 million, $291.1 million and $300.0 million during the years ended December 31, 2015, 2014 and 2013, respectively. EBITDA, as adjusted, during the year ended December 31, 2015 compared to the year ended December 31, 2014 decreased primarily due to a decrease in gross margin in our product sales and contract operations segments, partially offset by a decrease in SG&A expense. EBITDA, as adjusted, during the year ended December 31, 2014 compared to the year ended December 31, 2013 increased primarily due to higher gross margin as discussed above, partially offset by a $6.5 million loss on short-term investments related to the purchase of Argentine government issued U.S. dollar denominated bonds using Argentine pesos as discussed above. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

Results by Business Segment. The following table summarizes revenue, gross margin and gross margin percentages for each of our business segments (dollars in thousands):

	Years Ended December 31,
	2015	2014	2013
	As Restated	As Restated	As Restated
Revenue:
Contract Operations	$469,900	$493,853	$476,016
Aftermarket Services	127,802	162,724	160,672
Product Sales	1,252,921	1,488,033	1,773,115
	$1,850,623	$2,144,610	$2,409,803
Gross Margin (1):
Contract Operations	$297,509	$308,445	$279,072
Aftermarket Services	36,569	42,543	40,328
Product Sales	137,169	208,251	237,436
	$471,247	$559,239	$556,836
Gross Margin percentage (2):
Contract Operations	63%	62%	59%
Aftermarket Services	29%	26%	25%
Product Sales	11%	14%	13%

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

Operating Highlights

The following tables summarize our total available horsepower, total operating horsepower, average operating horsepower, horsepower utilization percentages and product sales backlog (in thousands, except percentages):

	Years Ended December 31,
	2015	2014	2013
Total Available Horsepower (at period end)	1,181	1,236	1,255
Total Operating Horsepower (at period end)	964	976	986
Average Operating Horsepower	959	969	995
Horsepower Utilization (at period end)	82%	79%	79%

	December 31,
	2015	2014	2013
	As Restated	As Restated	As Restated
Product Sales Backlog (1):
Compressor and Accessory Backlog	$141,060	$270,297	$157,093
Production and Processing Equipment Backlog	339,454	581,742	480,551
Installation Backlog	7,445	121,751	46,429
Total Product Sales Backlog	$487,959	$973,790	$684,073

(1)
Our product sales backlog consists of unfilled orders based on signed contracts and does not include potential product sales pursuant to letters of intent received from customers. We expect that approximately $68.7 million of our product sales backlog as of December 31, 2015 will not be recognized in 2016.

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

Product Sales
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2015	2014
	As Restated	As Restated
Revenue	$1,252,921	$1,488,033	(16)%
Cost of sales (excluding depreciation and amortization expense)	1,115,752	1,279,782	(13)%
Gross margin	$137,169	$208,251	(34)%
Gross margin percentage	11%	14%	(3)%

The decrease in revenue during the year ended December 31, 2015 compared to the year ended December 31, 2014 was due to a decrease in revenue in North America and the Eastern Hemisphere of $194.0 million and $77.4 million, respectively, partially offset by higher revenue in Latin America of $36.3 million. The decrease in revenue in North America was due to decreases of $109.2 million and $92.6 million in compression equipment revenue and production and processing equipment revenue, respectively, partially offset by an increase of $7.8 million in installation revenue. The decrease in the Eastern Hemisphere revenue was due to decreases of $33.7 million, $28.6 million and $15.1 million in compression equipment revenue, installation revenue and production and processing equipment revenue, respectively. The increase in Latin America revenue was primarily due to increases of $25.9 million and $10.1 million in compression equipment revenue and installation revenue, respectively. The decreases in gross margin and gross margin percentage were primarily caused by the revenue decrease explained above, weakening market conditions over the past year resulting in lower bookings at more competitive prices in North America and an increase of $3.2 million in expense for inventory reserves in North America. These decreases were partially offset by costs charged to one project in North America related to a warranty expense accrual of approximately $7.0 million during the year ended December 31, 2014. Additionally, project execution delays on significant Belleli EPC projects in the Eastern Hemisphere during the years ended December 31, 2015 and 2014 resulted in estimated loss contract provisions of $30.1 million and $36.6 million, respectively, which negatively impacted gross margin percentage for each period. Revenue and cost of sales for Belleli EPC projects were $103.2 million and $134.8 million, respectively, during the year ended December 31, 2015 compared to $115.5 million and $148.9 million, respectively, during the year ended December 31, 2014. Excluded from cost of sales and recorded to restructuring and other charges in our statements of operations during the year ended December 31, 2015 were non-cash inventory write-downs of $4.5 million primarily related to our decision to exit the manufacturing of cold weather packages, which had historically been performed at a product sales facility in North America we decided to close.

Costs and Expenses
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2015	2014
	As Restated	As Restated
Selling, general and administrative	$223,007	$267,493	(17)%
Depreciation and amortization	158,189	174,191	(9)%
Long-lived asset impairment	20,788	3,851	440%
Restructuring and other charges	32,100	—	N/A
Interest expense	7,271	1,905	282%
Equity in income of non-consolidated affiliates	(15,152)	(14,553)	4%
Other (income) expense, net	34,986	5,216	571%

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

In the second quarter of 2015, we announced a cost reduction plan, primarily focused on workforce reductions and the reorganization of certain product sales facilities. These actions were in response to market conditions in North America combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices. As a result of this plan, during the year ended December 31, 2015, we incurred $16.4 million of restructuring and other charges, of which $12.4 million related to termination benefits and consulting fees and $4.0 million related to non-cash write-downs of inventory. The non-cash inventory write-downs were the result of our decision to exit the manufacturing of cold weather packages, which had historically been performed at a product sales facility in North America we decided to close. Additionally, during the year ended December 31, 2015, we incurred $15.7 million of costs associated with the Spin-off which were related to financial advisor fees of $4.6 million paid at the completion of the Spin-off, non-cash inventory write-downs of $4.7 million, expenses of $3.1 million for retention awards to certain employees, a one-time cash signing bonus paid to our new Chief Executive Officer of $2.0 million and costs to start-up certain stand-alone functions of $1.3 million. Non-cash inventory write-downs primarily related to the decentralization of shared inventory components between Archrock’s North America contract operations business and our international contract operations business. The charges incurred in conjunction with the cost reduction plan and Spin-off are included in restructuring and other charges in our statements of operations. See Note 14 to the Financial Statements for further discussion of these charges.

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

The change in other (income) expense, net, was primarily due to foreign currency losses of $35.4 million and $7.8 million during the years ended December 31, 2015 and 2014, respectively. Our foreign currency losses included translation losses of $30.1 million and $3.6 million during the years ended December 31, 2015 and 2014, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. Of the foreign currency losses recognized during the year ended December 31, 2015, $29.7 million was attributable to our Brazil subsidiary’s U.S. dollar denominated intercompany obligations and were the result of a currency devaluation in Brazil and increases in our Brazil subsidiary’s intercompany payables during the current year period.

Income Taxes
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2015	2014
	As Restated	As Restated
Provision for income taxes	$39,542	$79,042	(50)%
Effective tax rate	393.1%	65.3%	327.8%

For the year ended December 31, 2015, our effective tax rate of negative 393.1% was adversely impacted by activity at our non-U.S. subsidiaries, which included valuation allowances recorded against certain net operating losses, foreign currency devaluations, foreign dividend withholding taxes and deemed distributions to the U.S. These negative impacts were partially offset by tax benefits related to claiming the research and development credit (the “R&D Credit”) and nontaxable Venezuelan joint venture proceeds.

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

For the year ended December 31, 2015:

•
A $38.0 million (377.4%) increase resulting from valuation allowances primarily recorded against deferred tax assets for net operating losses of our subsidiaries in Brazil, Italy and the Netherlands and accrued loss contracts for Belleli EPC projects.

•
A $38.9 million (386.3%) increase resulting primarily from foreign withholding taxes, negative impacts of foreign currency devaluations in Argentina and Mexico and deemed distributions to the U.S. from certain of our non-U.S. subsidiaries. The increase includes a reduction resulting from rate differences between U.S. and non-U.S. jurisdictions primarily related to income we earned in Oman, Mexico and Thailand where the rates are 12.0%, 30.0% and 20.0%, respectively.

•
A $24.9 million (247.9%) reduction resulting from claiming the R&D Credit. We claimed the R&D Credits in Archrock’s 2014 U.S. federal tax return, amended Archrock tax returns for years 2009 through 2011 and intend to file amended tax returns for years 2012 and 2013. The R&D Credits are available to offset future payments of U.S. federal income taxes.

•
A $17.4 million (173.0%) reduction resulting from claiming foreign taxes as credits primarily for foreign withholding taxes. The foreign tax credits are available to offset future payments of U.S. federal income taxes.

•	A $6.2 million (61.5%) increase resulting from unrecognized tax benefits primarily related to additions based on tax positions related to the current year.

•	A $5.3 million (52.8%) reduction due to $15.2 million of nontaxable proceeds from sale of joint venture assets in Venezuela.

For the year ended December 31, 2014:

•
A $33.8 million (27.9%) increase resulting primarily from foreign withholding taxes, decreases in available net operating losses mostly related to our subsidiaries in the Netherlands, and negative impacts of foreign currency devaluations in Argentina and Mexico. The increase includes a reduction resulting from rate differences between U.S. and non-U.S. jurisdictions primarily related to income we earned in Oman, Mexico and Thailand where the rates are 12.0%, 30.0% and 20.0%, respectively.

•
A $19.2 million (15.8%) increase resulting from valuation allowances primarily recorded against deferred tax assets for net operating losses of our subsidiaries in Brazil, Italy and the Netherlands and accrued loss contracts for Belleli EPC projects. The increase includes a reduction in valuation allowances related to decreases in available net operating losses mostly related to our subsidiaries in the Netherlands.

•
A $10.9 million (9.0%) reduction resulting from claiming foreign taxes as credits primarily for foreign withholding taxes. The foreign tax credits are available to offset future payments of U.S. federal income taxes.

•	A $5.2 million (4.3%) reduction due to $14.7 million of nontaxable proceeds from sale of joint venture assets in Venezuela.

Discontinued Operations
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2015	2014
Income from discontinued operations, net of tax	$56,132	$73,198	(23)%

Income from discontinued operations, net of tax, during the years ended December 31, 2015 and 2014 includes our operations in Venezuela that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding.

As discussed in Note 4 to the Financial Statements, in August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas. We received installment payments, including an annual charge, totaling $56.6 million and $72.6 million during the years ended December 31, 2015 and 2014, respectively. The remaining principal amount due to us of approximately $66 million as of December 31, 2015, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

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

Product Sales
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2014	2013
	As Restated	As Restated
Revenue	$1,488,033	$1,773,115	(16)%
Cost of sales (excluding depreciation and amortization expense)	1,279,782	1,535,679	(17)%
Gross margin	$208,251	$237,436	(12)%
Gross margin percentage	14%	13%	1%

The decrease in revenue during the year ended December 31, 2014 compared to the year ended December 31, 2013 was due to lower revenue in North America, the Eastern Hemisphere and Latin America of $114.7 million, $87.1 million and $83.3 million, respectively. The decrease in revenue in North America was due to a decrease of $143.6 million in installation revenue primarily due to a project for one customer that was completed in 2013 and a decrease of $122.4 million in production and processing equipment revenue, partially offset by a $151.3 million increase in compression equipment revenue. The decrease in revenue in the Eastern Hemisphere was primarily due to a decrease of $106.4 million in compression equipment revenue, partially offset by an increase of $24.0 million in installation revenue. The decrease in Latin America revenue was due to decreases of $59.2 million, $14.0 million and $10.1 million in installation revenue, production and processing equipment revenue and compression equipment revenue, respectively. The decrease in gross margin was primarily caused by the revenue decrease explained above, incremental losses of $14.2 million on Belleli EPC projects in the Eastern Hemisphere and additional costs charged to one project in North America related to a warranty expense accrual of approximately $7.0 million during the year ended December 31, 2014, partially offset by cost overruns on three large turnkey projects recorded during the year ended December 31, 2013 of approximately $53.0 million. Revenue and cost of sales for Belleli EPC projects were $115.5 million and $148.9 million, respectively, during the year ended December 31, 2014 compared to $75.8 million and $96.0 million, respectively, during the year ended December 31, 2013. The incremental losses on Belleli EPC projects were primarily related to estimated loss contract provisions of $36.6 million recorded on significant projects during the year ended December 31, 2014 primarily driven by project execution delays, partially offset by estimated loss contract provisions of $22.8 million recorded on significant projects during the year ended December 31, 2013 primarily driven by project execution delays. The increase in gross margin percentage was primarily caused by cost overruns on three large turnkey projects recorded during the year ended December 31, 2013, partially offset by incremental losses on Belleli EPC projects and additional costs charged to a project in North America related to a warranty expense accrual during the year ended December 31, 2014.

Costs and Expenses
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2014	2013
	As Restated	As Restated
Selling, general and administrative	$267,493	$264,890	1%
Depreciation and amortization	174,191	140,417	24%
Long-lived asset impairment	3,851	11,941	(68)%
Interest expense	1,905	3,551	(46)%
Equity in income of non-consolidated affiliates	(14,553)	(19,000)	(23)%
Other (income) expense, net	5,216	(3,768)	(238)%

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

The change in other (income) expense, net, was primarily due to a $6.5 million loss recognized during the year ended December 31, 2014 on short-term investments related to the purchase of $24.3 million of Argentine government issued U.S. dollar denominated bonds using Argentine pesos and an increase of $4.7 million in foreign currency losses in 2014. Foreign currency losses included translation losses of $3.6 million and $4.3 million during the years ended December 31, 2014 and 2013, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations.

Income Taxes
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2014	2013
	As Restated	As Restated
Provision for income taxes	$79,042	$101,237	(22)%
Effective tax rate	65.3%	63.7%	1.6%

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

For the year ended December 31, 2014:

•
A $33.8 million (27.9%) increase resulting primarily from foreign withholding taxes, decreases in available net operating losses mostly related to our subsidiaries in the Netherlands, and negative impacts of foreign currency devaluations in Argentina and Mexico. The increase includes a reduction resulting from rate differences between U.S. and non-U.S. jurisdictions primarily related to income we earned in Oman, Mexico and Thailand where the rates are 12.0%, 30.0% and 20.0%, respectively.

•
A $19.2 million (15.8%) increase resulting from valuation allowances primarily recorded against deferred tax assets for net operating losses of our subsidiaries in Brazil, Italy and the Netherlands and accrued loss contracts for Belleli EPC projects. The increase includes a reduction in valuation allowances related to decreases in available net operating losses mostly related to our subsidiaries in the Netherlands.

•
A $10.9 million (9.0%) reduction resulting from claiming foreign taxes as credits primarily for foreign withholding taxes. The foreign tax credits are available to offset future payments of U.S. federal income taxes.

•	A $5.2 million (4.3%) reduction due to $14.7 million of nontaxable proceeds from sale of joint venture assets in Venezuela.

For the year ended December 31, 2013:

•
A $33.5 million (21.1%) increase resulting from valuation allowances primarily recorded against deferred tax assets for net operating losses of our subsidiaries in Brazil, Italy and the Netherlands and accrued loss contracts for Belleli EPC projects.

•	A $30.5 million (19.2%) increase resulting primarily from foreign withholding taxes and negative impacts of foreign currency devaluations in Argentina.

•
A $16.4 million (10.3%) reduction resulting from claiming foreign taxes as credits primarily for foreign withholding taxes. The foreign tax credits are available to offset future payments of U.S. federal income taxes.

•	A $6.7 million (4.2%) reduction due to $19.0 million of nontaxable proceeds from sale of joint venture assets.

Discontinued Operations
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2014	2013
Income from discontinued operations, net of tax	$73,198	$66,149	11%

Income from discontinued operations, net of tax, during the years ended December 31, 2014 and 2013 includes our operations in Venezuela that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding, and results from our Canadian Operations.

As discussed in Note 4 to the Financial Statements, in August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas. We received installment payments, including an annual charge, totaling $72.6 million and $69.3 million during the years ended December 31, 2014 and 2013, respectively. The remaining principal amount due to us is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In June 2012, we committed to a plan to sell our Canadian Operations. In connection with the planned disposition, we recorded impairment charges totaling $6.4 million during the year ended December 31, 2013. As discussed in Note 4 to the Financial Statements, in July 2013, we completed the sale of our Canadian Operations.

Liquidity and Capital Resources

Our unrestricted cash balance was $29.0 million at December 31, 2015 compared to $39.4 million at December 31, 2014. Working capital increased to $408.5 million at December 31, 2015 from $366.1 million at December 31, 2014. The increase in working capital was primarily due to decreases in accounts payable, billings on uncompleted contracts in excess of costs and estimated earnings, deferred revenue and accrued liabilities, partially offset by decreases in inventory, costs and estimated earnings in excess of billings on uncompleted contracts and accounts receivable. The decreases in accounts payable and billings on uncompleted contracts in excess of costs and estimated earnings were primarily caused by lower product sales activity in North America. The decrease in deferred revenue was primarily due to the timing of product sales projects in North America and the Eastern Hemisphere and the timing of contract operations projects in Mexico, partially offset by an increase in deferred revenue related to a product sales project in Bolivia. The decrease in accrued liabilities was primarily due to decreases in accrued salaries and other benefits and income taxes payable. The decrease in inventory was primarily driven by a decrease in work in progress in North America largely resulting from product sales projects with affiliates accounted for under the completed contract method prior to the Spin-off and lower product sales activity. The decrease in accounts receivable was primarily driven by the timing of payments from customers in Mexico and Bolivia. The decrease in costs and estimated earnings in excess of billings on uncompleted contracts was primarily caused by lower product sales activity in the Eastern Hemisphere.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the table below (in thousands):

	Years Ended December 31,
	2015	2014
	As Restated	As Restated
Net cash provided by (used in) continuing operations:
Operating activities	$123,523	$145,121
Investing activities	(131,791)	(129,787)
Financing activities	(55,002)	(79,296)
Effect of exchange rate changes on cash and cash equivalents	(3,716)	(3,925)
Discontinued operations	56,657	72,054
Net change in cash and cash equivalents	$(10,329)	$4,167

Operating Activities.  The decrease in net cash provided by operating activities during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily attributable to a decrease in gross margin in all of our segments and restructuring and other charges paid in the current year period, partially offset by lower current period increases in working capital and lower SG&A expense during the current year period. Working capital changes during the year ended December 31, 2015 compared to the year ended December 31, 2014 included a decrease of $80.4 million in inventory during the year ended December 31, 2015 and an increase of $55.1 million in accounts receivable during the year ended December 31, 2014, partially offset by a decrease of $78.2 million in accounts payable and other liabilities during the year ended December 31, 2015.

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

Financing Activities.  The decrease in net cash used in financing activities during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily attributable to net borrowings of $530.0 million on our Credit Facility during the year ended December 31, 2015 and a $40.3 million decrease in net distributions to parent, partially offset by a transfer in cash of $532.6 million to Archrock at the completion of the Spin-off and $13.3 million in payments of debt issuance costs related to the Credit Facility during the year ended December 31, 2015.

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

The Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio of 2.25 to 1.00; a maximum total leverage ratio of 3.75 to 1.00 prior to the completion of a qualified capital raise (as defined in the Credit Agreement) and 4.50 to 1.00 thereafter; and, following the completion of a qualified capital raise, a maximum senior secured leverage ratio of 2.75 to 1.00. As of December 31, 2015, Exterran Corporation maintained a 9.3 to 1.0 interest coverage ratio, a 2.1 to 1.0 total leverage ratio and a 2.1 to 1.0 senior secured leverage ratio. As of December 31, 2015, we were in compliance with all financial covenants under the Credit Agreement.

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

Of our $29.0 million unrestricted cash balance at December 31, 2015, $28.5 million was held by our non-U.S. subsidiaries. We have not provided for U.S. federal income taxes on indefinitely (or permanently) reinvested cumulative earnings of approximately $599.8 million generated by our non-U.S. subsidiaries as of December 31, 2015. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to both foreign withholding taxes and U.S. federal income taxes net of allowable foreign tax credits. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S. and the available borrowing capacity under our revolving credit facility, as well as the repayment of intercompany liabilities from our non-U.S. subsidiaries, will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

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

Contractual Obligations.  The following table summarizes our cash contractual obligations as of December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt (1):
Revolving credit facility due November 2020	$285,000	$—	$—	$285,000	$—
Term loan facility due November 2017 (2)	245,000	12,250	232,750	—	—
Other	836	—	506	330	—
Total long-term debt	530,836	12,250	233,256	285,330	—
Interest on long-term debt (3)	94,966	29,899	40,213	24,854	—
Purchase commitments	139,946	139,815	131	—	—
Facilities and other operating leases	32,419	6,994	7,823	3,566	14,036
Total contractual obligations	$798,167	$188,958	$281,423	$313,750	$14,036

(1)	For more information on our long-term debt, see Note 11 to the Financial Statements.

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

Inventory is a significant component of current assets and is stated at the lower of cost or market. This requires us to record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions and production requirements. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. During 2015, 2014 and 2013, we recorded $15.6 million, $3.2 million and $0.6 million, respectively, in inventory write-downs and reserves for inventory which was obsolete, excess or carried at a price above market value. As discussed further in Note 14 to the Financial Statements, during the year ended December 31, 2015, we recorded restructuring and other charges of $8.7 million related to inventory write-downs associated with restructuring activities. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required. A five percent change in this inventory reserve balance would have had an impact on income before income taxes of approximately $0.7 million during the year ended December 31, 2015.

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

Revenue Recognition — Percentage-of-Completion Accounting

We recognize revenue and profit for our product sales operations as work progresses on long-term contracts using the percentage-of-completion method when the applicable criteria are met. During the years ended December 31, 2015, 2014 and 2013, we recognized approximately 74%, 73% and 77%, respectively, of our total product sales revenues using the percentage-of-completion method. The percentage-of-completion method depends largely on the ability to make reasonably dependable estimates related to the extent of progress toward completion of the contract, contract revenues and contract costs. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. The typical duration of these projects is three to 24 months. If we determine that a contract will result in a loss, we record a provision for the entire amount of the estimated loss in the period in which such loss is identified. Due to the long-term nature of some of our jobs, developing the estimates of cost often requires significant judgment.

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

Factors that must be considered in estimating the work to be completed and ultimate profit include labor productivity and availability, the nature and complexity of work to be performed, the impact of change orders, availability of raw materials and the impact of delayed performance. Although we continually strive to accurately estimate our progress toward completion and profitability, adjustments to overall contract revenue and contract costs could be significant in future periods due to several factors including but not limited to, settlement of claims against customers, vendor claims against us, customer change orders, changes in cost estimates, changes in project contingencies and settlement of customer claims against us, such as liquidated damage claims. If the aggregate combined cost estimates for uncompleted contracts that are recognized using the percentage-of-completion method in our product sales businesses had been higher or lower by 1% in 2015, our income before income taxes would have decreased or increased by approximately $7.1 million. As of December 31, 2015, we had recognized approximately $47.4 million in estimated earnings on uncompleted contracts.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks primarily associated with changes in foreign currency exchange rates. We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded foreign currency losses of $35.4 million and $7.8 million in our statements of operations during the years ended December 31, 2015 and 2014, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Our material exchange rate exposure relates to intercompany loans to subsidiaries whose functional currencies are the Brazilian Real and the Euro, which loans carried balances of $59.4 million and $9.1 million U.S. dollars, respectively, as of December 31, 2015. Our foreign currency losses included a translation loss of $30.1 million and $3.6 million during the years ended December 31, 2015 and 2014, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. Of the foreign currency losses recognized during the year ended December 31, 2015, $29.7 million was attributable to our Brazil subsidiary’s U.S. dollar denominated intercompany obligations and were the result of a currency devaluation in Brazil and increases in our Brazil subsidiary’s intercompany payables during the current year period. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

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

As of December 31, 2015, we had $530.0 million of outstanding borrowings that are subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2015 would result in an annual increase in our interest expense of approximately $5.3 million.

Item 8.  Financial Statements and Supplementary Data

The consolidated and combined financial statements and supplementary information specified by this Item are presented in Part IV, Item 15 (“Exhibits and Financial Statement Schedules”) of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

This Item 9A includes information concerning the controls and controls evaluation referred to in the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Exchange Act included in this Annual Report as Exhibits 31.1 and 31.2.

Overview

As previously announced on April 26, 2016 our Audit Committee of our Board of Directors determined that it would be necessary for us to restate our consolidated and combined financial statements. The Audit Committee made this determination following consultation with and upon the recommendation of management. Refer to "Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 3, Restatement of Previously Reported Consolidated and Combined Financial Statements, included in "Part IV—Item 15—Exhibits and Financial Statement Schedules" for a more detailed description of the financial statement restatement.

Notwithstanding the existence of the material weaknesses described below, we believe that the consolidated and combined financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Management’s Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

In connection with the preparation of the Original Form 10-K in February 2016, the Company’s management, under the supervision of our principal executive officer and former principal financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, our principal executive officer and former principal financial officer concluded that, as of the end of the period covered by that report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Subsequent to the evaluation made in connection with the filing of the Original Form 10-K in February 2016 and in connection with the preparation and filing of the above-described restatement and this Form 10-K/A, our management, with the participation of our principal executive officer and current principal financial officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our principal executive officer and current principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2015.

Material Weaknesses in Internal Control Over Financial Reporting

Management, under the supervision of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d(f) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation and filing of the above-described restatement and this Form 10-K/A, the Company’s management, including our principal executive officer and current principal financial officer, has determined that there were material weaknesses in our internal control over financial reporting.

Control Environment, Risk Assessment, Control Activities, Information and Communication and Monitoring

We did not maintain effective internal control over financial reporting related to the following areas: control environment, risk assessment, control activities, information and communication and monitoring. In particular, controls related to the following were not designed or operating effectively:

•
There was not adequate integration, emphasis of local senior management accountability and management oversight of accounting and financial reporting activities in implementing and maintaining certain accounting practices at Belleli EPC to conform to the Company’s policies and GAAP.

•
The Company did not modify its controls and testing procedures to sufficiently address its assessment of risks related to Belleli EPC that could significantly impact internal control over financial reporting by modifying its approach to how those risks should be addressed.

•
The Company did not implement and maintain the same accounting controls at Belleli EPC, including information and communication controls, as those maintained in the Company’s other operating locations, resulting in internal controls that were not adequate to prevent or detect instances of intentional override of controls, intentional misconduct, or manipulation of cost-to-complete estimates by, or at the direction of, certain former members of Belleli EPC local senior management.

•
The Company did not maintain a sufficient complement of personnel with appropriate levels of accounting knowledge, experience and training commensurate with the nature and complexity of Belleli EPC’s business.

•
Corporate monitoring controls over certain foreign operations were not adequate to detect inappropriate accounting practices and were not designed to operate at a sufficient level of precision to detect material misstatements.

The above material weaknesses contributed to material weaknesses at the control-activity level.

Revenue Recognition of Belleli EPC Percentage-of-Completion Projects

We did not design and maintain effective procedures or controls over accurate recording, presentation and disclosure of revenue and related costs in the application of percentage-of-completion accounting principles to our engineering, procurement and construction projects by Belleli EPC. Various deficiencies were identified in the process that aggregated to a material weakness. Controls relating to the following areas were not designed or operating effectively:

•	Controls over the determination of estimated cost-to-complete, including the assessment of contingencies and impact of project uncertainties; and

•	Controls to address the accuracy and completeness of information used to estimate revenue and related costs in the application of percentage-of-completion accounting principles.

The Company also identified material weaknesses in the control environment relating to risk assessment, control activities, information and communication and monitoring controls which contributed to this material weakness.

Existence and Recovery of Brazil Non-Income-Based Tax Receivables

The Company’s controls and procedures around the existence and recovery of Brazilian non-income-based tax receivables were not designed to review the Brazilian non-income-based tax receivables on a regular basis by personnel with appropriate expertise.

The Company also identified material weaknesses in the control environment and corporate monitoring controls, which contributed to this material weakness.

All of the material weaknesses identified by the Company resulted in misstatements to product sales, product sales cost of sales, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, billings on uncompleted contracts in excess of costs and estimated earnings, accrued liabilities, intangibles and other assets, net, and other income.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

Remediation of Material Weakness in Internal Control Over Financial Reporting

Our management is committed to the planning and implementation of remediation efforts to address all material weaknesses, as well as to foster continuous improvement in the Company’s internal controls. These remediation efforts, summarized below, are implemented, in the process of being implemented or are planned for implementation, and are intended to address the identified material weaknesses and enhance our overall financial control environment.

In the first quarter of 2016, our management made a decision to exit the Belleli EPC business, which includes Belleli EPC’s engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants. Accordingly, Belleli EPC will not enter into any new contracts or orders from any new or existing customers relating to the Belleli EPC business. This departure decision is considered in determining the nature and extent of our Belleli EPC remediation efforts. In addition, Belleli EPC’s prior local senior management responsible for the intentional override of controls and misconduct are no longer employees of Belleli EPC or its affiliates.

During 2016, we made numerous changes throughout our organization and took significant actions to reinforce the importance of a strong control environment, including training and other steps designed to strengthen and enhance our control culture.

To remediate the deficiencies identified herein, our leadership team, including the principal executive officer and current principal financial officer, has reaffirmed and reemphasized the importance of internal control, control consciousness and a strong control environment.

To date we have implemented the following remediation efforts at Belleli EPC:

•
Restructured the Company’s Executive Leadership Team (ELT), including designating responsibility of overseeing Belleli EPC projects to an ELT member who then reports directly to the Exterran Corporation principal executive officer;

•
Appointed experienced professionals to key finance and operational leadership positions within Belleli EPC, including the hiring of a new Finance Manager and assigning a Managing Director to lead the operations organization;

•
Integrated oversight of Belleli EPC operating, finance and manufacturing personnel by certain members of the Exterran Corporation ELT and the Exterran Corporation chief financial officer’s leadership team, including implementing regular meetings, to ensure sufficient oversight of project performance;

•	Established a direct functional reporting structure between Belleli EPC and Exterran Corporation with more clearly defined responsibilities;

•
Provided enhanced training on our policies and ethical requirements in English, and in Italian where necessary, including the emphasis of our hotline, the importance of reporting unethical actions and the Company’s zero tolerance for retaliation of any kind;

•	Engaged a third-party consultant to accelerate redesigning the Belleli EPC project and contract management processes and controls; and

•	Enhanced the accuracy and visibility of Belleli EPC financial results by improving the integrity of the monthly data interface.

Our management believes that meaningful progress has been made against remaining remediation efforts; although timetables vary, management regards successful completion as an important priority. Remaining remediation activities include:

•	Instituting enhanced review of estimated costs at completion as part of the quarterly close process;

•	Reviewing and redesigning internal controls, including spreadsheet controls, to ensure that the control objectives mitigate the identified risks;

•	Assessing and redesigning, as necessary, systems and related processes at Belleli EPC to ensure information technology oversight matches the operations of the business;

•	Integrating accounting, manufacturing and operations functions and revising organizational structures to enhance accurate reporting and ensure appropriate review and accountability;

•	Assessing current staffing levels and competencies to ensure the optimal complement of personnel with appropriate backgrounds and skill sets;

•
Enhancing our Sarbanes-Oxley (SOX) compliance procedures, including designing controls to respond to our risk assessment processes, implementing walkthroughs and performing risk responsive testing on our internal controls; and

•	Implementing a corporate review of non-income-based tax receivables globally.

Management believes the measures, when fully implemented and operational, will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to improving our internal control processes and intend to continue to review and improve our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required in Part III, Item 10 of this report is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Beneficial Ownership of Common Stock” in our definitive proxy statement, filed with the SEC on March 17, 2016.

Item 11.  Executive Compensation

The information required in Part III, Item 11 of this report is incorporated by reference to the sections entitled “Compensation Discussion and Analysis” and “Information Regarding Executive Compensation” in our definitive proxy statement, filed with the SEC on March 17, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in Part III, Item 12 of this report are incorporated by reference to the section entitled “Beneficial Ownership of Common Stock” in our definitive proxy statement, filed with the SEC on March 17, 2016.

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

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required in Part III, Item 13 of this report is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement, filed with the SEC on March 17, 2016.

Item 14.  Principal Accountant Fees and Services

The information required in Part III, Item 14 of this report is incorporated by reference to the section entitled “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement, filed with the SEC on March 17, 2016.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as a part of this report.

1.	Financial Statements. The following financial statements are filed as a part of this report.

Report of Independent Registered Public Accounting Firm	F-1
Consolidated and Combined Balance Sheets (As Restated)	F-2
Consolidated and Combined Statements of Operations (As Restated)	F-3
Consolidated and Combined Statements of Comprehensive Income (As Restated)	F-4
Consolidated and Combined Statements of Stockholders’ Equity (As Restated)	F-5
Consolidated and Combined Statements of Cash Flows (As Restated)	F-6
Notes to Consolidated and Combined Financial Statements (As Restated)	F-7

2.	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts (As Restated)	S-1

All other schedules have been omitted because they are not required under the relevant instructions.

3.Exhibits

Exhibit No.	Description
2.1
Separation and Distribution Agreement, dated as of November 3, 2015, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

2.2
First Amendment to Separation and Distribution Agreement, dated as of December 15, 2015, by and among Archrock, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.2 to the Registrant’s Original Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016

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
10.20†
Exterran Corporation Amended and Restated Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.20 to the Registrant’s Original Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Registrant’s Original Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016
23.1*	Consent of Deloitte & Touche LLP
24.1	Powers of Attorney, incorporated by reference to the signature page contained in the Registrant’s Original Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed, herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exterran Corporation

/s/ ANDREW J. WAY
Name: Andrew J. Way
Title: President and Chief Executive Officer

Date: January 4, 2017

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

As discussed in Note 3 to the consolidated and combined financial statements, the accompanying 2015, 2014 and 2013 consolidated and combined financial statements have been restated to correct misstatements.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2016 (January 4, 2017 as to the effects of the restatement discussed in Note 3)

EXTERRAN CORPORATION
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands, except par value and share amounts)

	December 31,
	2015	2014
	As Restated (Note 3)	As Restated (Note 3)
ASSETS

Current assets:
Cash and cash equivalents	$29,032	$39,361
Restricted cash	1,490	1,490
Accounts receivable, net of allowance of $2,868 and $2,133, respectively	371,391	399,894
Inventory, net (Note 5)	208,512	290,599
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 6)	82,977	106,812
Other current assets	60,691	53,694
Current assets associated with discontinued operations (Note 4)	191	468
Total current assets	754,284	892,318
Property, plant and equipment, net (Note 7)	896,462	952,743
Deferred income taxes (Note 15)	86,110	104,726
Intangible and other assets, net (Note 8)	51,540	49,516
Total assets	$1,788,396	$1,999,303

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable, trade	$94,566	$161,826
Accrued liabilities (Note 10)	178,397	211,877
Deferred revenue	31,675	64,820
Billings on uncompleted contracts in excess of costs and estimated earnings (Note 6)	39,909	86,322
Current liabilities associated with discontinued operations (Note 4)	1,249	1,338
Total current liabilities	345,796	526,183
Long-term debt (Note 11)	525,593	1,107
Deferred income taxes (Note 15)	22,518	38,802
Long-term deferred revenue	59,769	41,591
Other long-term liabilities	28,626	26,968
Long-term liabilities associated with discontinued operations (Note 4)	158	317
Total liabilities	982,460	634,968
Commitments and contingencies (Note 21)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 35,153,358 and zero shares issued, respectively	352	—
Additional paid-in capital	805,755	—
Accumulated deficit	(29,315)	—
Treasury stock — 5,776 and zero common shares, at cost, respectively	(54)	—
Parent equity (Note 16)	—	1,337,590
Accumulated other comprehensive income	29,198	26,745
Total stockholders’ equity (Note 17)	805,936	1,364,335
Total liabilities and equity	$1,788,396	$1,999,303
The accompanying notes are an integral part of these consolidated and combined financial statements.

EXTERRAN CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
	As Restated (Note 3)	As Restated (Note 3)	As Restated (Note 3)
Revenues:
Contract operations	$469,900	$493,853	$476,016
Aftermarket services	127,802	162,724	160,672
Product sales—third-parties	1,098,654	1,255,064	1,654,674
Product sales—affiliates (Note 16)	154,267	232,969	118,441
	1,850,623	2,144,610	2,409,803
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	172,391	185,408	196,944
Aftermarket services	91,233	120,181	120,344
Product sales	1,115,752	1,279,782	1,535,679
Selling, general and administrative	223,007	267,493	264,890
Depreciation and amortization	158,189	174,191	140,417
Long-lived asset impairment (Note 13)	20,788	3,851	11,941
Restructuring and other charges (Note 14)	32,100	—	—
Interest expense	7,271	1,905	3,551
Equity in income of non-consolidated affiliates (Note 9)	(15,152)	(14,553)	(19,000)
Other (income) expense, net	34,986	5,216	(3,768)
	1,840,565	2,023,474	2,250,998
Income before income taxes	10,058	121,136	158,805
Provision for income taxes (Note 15)	39,542	79,042	101,237
Income (loss) from continuing operations	(29,484)	42,094	57,568
Income from discontinued operations, net of tax (Note 4)	56,132	73,198	66,149
Net income	$26,648	$115,292	$123,717

Basic net income per common share (Note 19):
Income (loss) from continuing operations per common share	$(0.86)	$1.22	$1.68
Income from discontinued operations per common share	1.64	2.14	1.93
Net income per common share	$0.78	$3.36	$3.61

Diluted net income per common share (Note 19):
Income (loss) from continuing operations per common share	$(0.86)	$1.22	$1.68
Income from discontinued operations per common share	1.64	2.14	1.93
Net income per common share	$0.78	$3.36	$3.61

Weighted average common shares outstanding used in income per common share (Note 19):
Basic	34,288	34,286	34,286
Diluted	34,288	34,286	34,286
The accompanying notes are an integral part of these consolidated and combined financial statements.

EXTERRAN CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2015	2014	2013
	As Restated (Note 3)	As Restated (Note 3)	As Restated (Note 3)
Net income	$26,648	$115,292	$123,717
Other comprehensive income (loss):
Foreign currency translation adjustment	2,453	(12,147)	7,566
Comprehensive income	$29,101	$103,145	$131,283
The accompanying notes are an integral part of these consolidated and combined financial statements.

EXTERRAN CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Parent Equity	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
			As Restated (Note 3)	As Restated (Note 3)			As Restated (Note 3)	As Restated (Note 3)	As Restated (Note 3)
Balance, January 1, 2013	—	$—	$—	$—	—	$—	$1,349,649	$31,326	$1,380,975
Net income							123,717		123,717
Net distributions to parent							(191,098)		(191,098)
Foreign currency translation adjustment							—	7,566	7,566
Balance at December 31, 2013	—	$—	$—	$—	—	$—	$1,282,268	$38,892	$1,321,160
Net income							115,292		115,292
Net distributions to parent							(59,970)		(59,970)
Foreign currency translation adjustment							—	(12,147)	(12,147)
Balance at December 31, 2014	—	$—	$—	$—	—	$—	$1,337,590	$26,745	$1,364,335
Net income (loss)				(29,315)			55,963		26,648
Foreign currency translation adjustment								2,453	2,453
Net distributions to parent							(57,635)		(57,635)
Cash transfer to Archrock, Inc. at Spin-off							(532,578)		(532,578)
Conversion of parent equity to additional paid-in capital	34,286,267	343	802,997				(803,340)		—
Conversion of stock-based compensation awards at Spin-off	505,512	5	(5)						—
Treasury stock purchased					(3,389)	(54)			(54)
Stock-based compensation, net of forfeitures	361,579	4	2,115		(2,387)				2,119
Income tax benefit from stock-based compensation expenses			648						648
Balance at December 31, 2015	35,153,358	$352	$805,755	$(29,315)	(5,776)	$(54)	$—	$29,198	$805,936
The accompanying notes are an integral part of these consolidated and combined financial statements.

EXTERRAN CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2014	2013
	As Restated (Note 3)	As Restated (Note 3)	As Restated (Note 3)
Cash flows from operating activities:
Net income	$26,648	$115,292	$123,717
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	158,189	174,191	140,417
Long-lived asset impairment	20,788	3,851	11,941
Amortization of deferred financing costs	702	—	—
Income from discontinued operations, net of tax	(56,132)	(73,198)	(66,149)
Provision for doubtful accounts	3,490	679	2,317
Gain on sale of property, plant and equipment	(1,829)	(1,834)	(3,398)
Equity in income of non-consolidated affiliates	(15,152)	(14,553)	(19,000)
Loss on remeasurement of intercompany balances	30,127	3,614	4,313
Loss on sale of businesses	—	961	—
Stock-based compensation expense	8,184	5,288	5,330
Deferred income tax provision (benefit)	(26,927)	11,338	20,052
Changes in assets and liabilities:
Accounts receivable and notes	16,962	(55,104)	(15,239)
Inventory	80,398	(11,893)	(23,894)
Costs and estimated earnings versus billings on uncompleted contracts	(24,193)	2,673	(32,518)
Other current assets	(10,341)	(2,148)	23,264
Accounts payable and other liabilities	(78,234)	16,229	30,174
Deferred revenue	(2,428)	(9,913)	(14,322)
Other	(6,729)	(20,352)	(22,361)
Net cash provided by continuing operations	123,523	145,121	164,644
Net cash provided by discontinued operations	6,980	5,844	5,866
Net cash provided by operating activities	130,503	150,965	170,510

Cash flows from investing activities:
Capital expenditures	(158,925)	(157,854)	(100,195)
Proceeds from sale of property, plant and equipment	6,625	12,219	21,264
Proceeds from sale of businesses	—	1,516	—
Return of investments in non-consolidated affiliates	15,185	14,750	19,000
Proceeds received from settlement of note receivable	5,357	—	—
(Increase) decrease in restricted cash	—	(221)	14
Cash invested in non-consolidated affiliates	(33)	(197)	—
Net cash used in continuing operations	(131,791)	(129,787)	(59,917)
Net cash provided by discontinued operations	49,677	66,210	74,830
Net cash provided by (used in) investing activities	(82,114)	(63,577)	14,913

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	673,500	—	—
Repayments of long-term debt	(143,500)	—	—
Cash transfer to Archrock, Inc. at Spin-off	(532,578)	—	—
Net distributions to parent	(39,025)	(79,296)	(182,909)
Payments for debt issuance costs	(13,345)	—	—
Purchases of treasury stock	(54)	—	—
Net cash used in financing activities	(55,002)	(79,296)	(182,909)

Effect of exchange rate changes on cash and cash equivalents	(3,716)	(3,925)	(1,487)
Net increase (decrease) in cash and cash equivalents	(10,329)	4,167	1,027
Cash and cash equivalents at beginning of period	39,361	35,194	34,167
Cash and cash equivalents at end of period	$29,032	$39,361	$35,194

Supplemental disclosure of cash flow information:
Income taxes paid, net	$64,683	$63,349	$73,271
Interest paid, net of capitalized amounts	$4,141	$1,905	$3,551

Supplemental disclosure of non-cash transactions:
Net transfers of property, plant, and equipment to (from) parent prior to the Spin-off	$(7,627)	$(17,472)	$12,578
Transfer of net deferred tax liabilities from parent at Spin-off	$29,203	$—	$—
Accrued capital expenditures	$2,743	$15,426	$6,442

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

The combined financial statements were derived from the accounting records of Archrock and reflect the combined historical results of operations, financial position and cash flows of Archrock’s international services and product sales businesses. The combined financial statements were presented as if such businesses had been combined for periods prior to November 4, 2015. All intercompany transactions and accounts within these statements have been eliminated. Affiliate transactions between the international services and product sales businesses of Archrock and the other businesses of Archrock have been included in the combined financial statements, with the exception of product sales within our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”). Prior to the closing of the Spin-off, EESLP also had a fleet of compression units used to provide compression services in the U.S. services business of Archrock. Revenue has not been recognized in the combined statements of operations for the sale of compressor units by us that were used by EESLP to provide compression services to customers of the U.S. services business of Archrock. See Note 16 for further discussion on transactions with affiliates.

The combined financial statements include certain assets and liabilities that have historically been held at the Archrock level but are specifically identifiable or otherwise attributable to us. The assets and liabilities in the combined financial statements have been reflected on a historical cost basis, as immediately prior to the Spin-off all of the assets and liabilities of Exterran Corporation were wholly owned by Archrock. Third party debt of Archrock, other than debt attributable to capital leases, was not allocated to us for any of the periods presented as we were not the legal obligor of the debt and Archrock’s borrowings were not directly attributable to our business. The combined statements of operations also include expense allocations for certain functions historically performed by Archrock and not allocated to its operating segments, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology. See Note 16 for further discussion regarding the allocation of corporate expenses.

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

2. Significant Accounting Policies (As Restated)

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses, as well as the disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. Significant estimates are required for contracts within our products sales segment that are accounted for under the percentage-of-completed method. As of December 31, 2015, we have provided for our estimated costs-to-complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results. Management believes that the estimates and assumptions used are reasonable.

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

Foreign Currency Translation

The financial statements of subsidiaries outside the U.S., except those for which we have determined that the U.S. dollar is the functional currency, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting gains and losses from the translation of accounts into U.S. dollars are included in accumulated other comprehensive income in our balance sheets. For all subsidiaries, gains and losses from remeasuring foreign currency accounts into the functional currency are included in other (income) expense, net, in our statements of operations. We recorded a foreign currency loss of $35.4 million, $7.8 million and $3.1 million during the years ended December 31, 2015, 2014 and 2013, respectively. Included in our foreign currency loss was $30.1 million, $3.6 million and $4.3 million of non-cash losses from foreign currency exchange rate changes recorded on intercompany obligations during the years ended December 31, 2015, 2014 and 2013, respectively. Of the foreign currency losses recognized during the year ended December 31, 2015, $29.7 million was attributable to our Brazil subsidiary’s U.S. dollar denominated intercompany obligations and were the result of a currency devaluation in Brazil and increases in our Brazil subsidiary’s intercompany payables during the current year period.

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

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables and debt. At December 31, 2015 and 2014, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our balance sheets. See Note 12 for additional information regarding the fair value hierarchy.

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

3. Restatement of Previously Reported Consolidated and Combined Financial Statements

Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2016 (the “Original Filing”), senior management of the Company identified errors relating to the application of percentage-of-completion accounting principles to certain business lines of our subsidiary, Belleli Energy S.r.l. (subsequently renamed Exterran Italy S.r.l.). Such business lines comprise engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants in the Middle East (referred to as “Belleli EPC” or the “Belleli EPC business” herein). Belleli Energy S.r.l. is headquartered in Mantova, Italy, and its operations are based in Dubai, United Arab Emirates. Management promptly reported the matter to the Audit Committee of the Company’s Board of Directors, which immediately retained counsel, who in turn retained a forensic accounting firm, to initiate an internal investigation. As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2016, the Company’s management and the Audit Committee of the Board of Directors determined, based on the preliminary results of the internal investigation, that the financial statements and related report of independent registered public accounting firm within the Original Filing should no longer be relied upon as a result of errors, and possible irregularities, relating to the accounting for certain Belleli EPC projects.

As a result of the internal investigation, management identified inaccuracies related to Belleli EPC projects within our product sales segment in estimating the total costs required to complete projects impacting the years ended December 31, 2015, 2014, 2013 and prior (including the unaudited quarterly periods within 2015 and 2014). The application of percentage-of-completion accounting principles on Belleli EPC projects is estimated using the cost to total cost basis, which requires an estimate of total costs (labor and materials) required to complete each project. The cost-to-complete estimates for Belleli EPC projects were incorrectly estimated and at times manipulated by or at the direction of certain former members of Belleli EPC local senior management, resulting in a misstatement of product sales revenue. The inaccurate cost-to-complete estimates for some Belleli EPC projects also resulted in the need to establish and/or increase contract loss provisions for certain projects, and as a result, product sales cost of sales was misstated. Additionally, penalties for liquidated damages on certain projects were not correctly estimated. Furthermore, other errors within product sales cost of sales on Belleli EPC projects were identified, primarily relating to vendor claims, customer warranties and costs being charged to incorrect projects. As a result of the errors and conduct identified, our product sales revenue was overstated by $19.3 million, $28.1 million and $5.7 million during the years ended December 31, 2015, 2014 and 2013, respectively, and our product sales cost of sales was understated by $0.4 million, $9.5 million and $21.0 million during the years ended December 31, 2015, 2014 and 2013, respectively. These errors and inaccuracies also resulted in the misstatement of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, billings on uncompleted contracts in excess of costs and estimated earnings, accrued liabilities and related income tax effects for each of the periods impacted.

We separately identified prior period errors related to the miscalculation and recovery of non-income-based tax receivables owed to us from the Brazilian government as of December 31, 2011. As a result of these errors and since relevant prior periods were being restated, we recorded adjustments to decrease intangible and other assets, net, beginning parent equity and other income by approximately $26.1 million, $17.5 million and $10.7 million, respectively, as of and for the year ended December 31, 2011 and increase other comprehensive income by approximately $2.1 million as of December 31, 2011. These errors also resulted in the misstatement of intangible and other assets, net, other (income) expense, net, and accumulated other comprehensive income in periods subsequent to December 31, 2011.

Along with restating our financial statements to correct the errors discussed above, we recorded adjustments for certain immaterial accounting errors related to the periods covered in this Form 10-K/A.

Contemporaneously with filing the Form 8-K on April 26, 2016, we self-reported the errors and possible irregularities at Belleli EPC to the SEC. Since then, we have been cooperating with the SEC in its investigation of this matter, including responding to a subpoena for documents related to the restatement and compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”), which are also being provided to the Department of Justice at its request. The FCPA related requests in the SEC subpoena pertain to our policies and procedures, information about our third-party sales agents, and documents related to historical internal investigations completed prior to November 2015.

As of the restatement, on April 22, 2016, June 17, 2016, August 24, 2016 and November 22, 2016, we and our wholly owned subsidiary, EESLP, entered into amendments to the Credit Agreement (as amended, the “Amended Credit Agreement”) with Wells Fargo, as the administrative agent, and various financial institutions as lenders.

Under the Amended Credit Agreement, the lenders waived, among other things, (1) any potential event of default arising under the Credit Agreement as a result of the potential inaccuracy of certain representations and warranties regarding our prior period financial information and previously delivered compliance certificate for the 2015 fiscal year and (2) any requirement that EESLP or we make any representations and warranties as to our prior period financial statements and other prior period financial information. The Amended Credit Agreement extended the deadline to no later than February 28, 2017 by which we are required to deliver to the lenders our quarterly reports for the fiscal quarters ended March 31, 2016, June 30, 2016 and September 30, 2016 and the related compliance certificates demonstrating compliance with the financial covenants set forth in the Credit Agreement.

The Amended Credit Agreement also, among other things:

•
provides that LIBOR loans will bear interest at LIBOR plus 2.75% and base rate loans will bear interest at the Base Rate plus 1.75% until February 28, 2017 (or, if earlier, the date we deliver replacement financial information for our 2015 audited financial statements, together with a replacement compliance certificate);

•
adds a condition precedent to the borrowing of loans that, after giving effect to the application of the proceeds of each borrowing, our consolidated cash balance (as defined in the Amended Credit Agreement) will not exceed $30,000,000 plus certain other amounts; and

•
amends the definition of EBITDA to allow adjustments for certain Restructuring Costs and Restatement Costs (in each case as defined in the Amended Credit Agreement) to the extent such costs were incurred during the years ending December 31, 2016 and 2017.

The financial statements included in this Form 10-K/A have been restated to reflect the adjustments described above. The tables below summarize the effects of the restatement on our (i) balance sheets at December 31, 2015 and 2014, (ii) statements of operations for the years ended December 31, 2015, 2014 and 2013 (iii) statements of comprehensive income for the years ended December 31, 2015, 2014 and 2013 (iv) statements of changes in stockholders’ equity for the year ended December 31, 2013 and (v) statements of cash flows for the years ended December 31, 2015, 2014 and 2013. A summary of the effect of the restatement on the statements of changes in stockholders’ equity for the years ended December 31, 2015 and 2014 is not presented because the impact to accumulated deficit and additional paid-in capital on the statements of changes in stockholders’ equity is reflected below in the balance sheet summaries. Additionally, see Note 23 for a summary of the effect of the restatement on our unaudited quarterly periods within 2015 and 2014.

In addition to the restatement of the financial statements, certain information within the following notes to the financial statements and financial statement schedule has been restated to reflect the corrections of errors discussed above as well as to add disclosure language as appropriate:

•	Note 2. Significant Accounting Policies

•	Note 5. Inventory, net

•	Note 6. Product Sales Contracts

•	Note 7. Property, Plant and Equipment, net

•	Note 8. Intangible and Other Assets, net

•	Note 10. Accrued Liabilities

•	Note 15. Income taxes

•	Note 16. Related Party Transactions

•	Note 17. Stockholders’ Equity

•	Note 19. Net Income Per Common Share

•	Note 21. Commitments and Contingencies

•	Note 22. Reportable Segments and Geographic Information

•	Note 23. Selected Quarterly Financial Data (Unaudited)

•	Schedule II — Valuation and Qualifying Accounts

The effects of the restatement on our balance sheet as of December 31, 2015 are set forth in the following table (in thousands):

	December 31, 2015
	As Previously Reported	Adjustments	As Restated
ASSETS

Current assets:
Cash and cash equivalents	$29,032	$—	$29,032
Restricted cash	1,490	—	1,490
Accounts receivable, net of allowance	372,105	(714)	371,391
Inventory, net	210,554	(2,042)	208,512
Costs and estimated earnings in excess of billings on uncompleted contracts	119,621	(36,644)	82,977
Other current assets	60,896	(205)	60,691
Current assets associated with discontinued operations	191	—	191
Total current assets	793,889	(39,605)	754,284
Property, plant and equipment, net	899,402	(2,940)	896,462
Deferred income taxes	86,807	(697)	86,110
Intangible and other assets, net	62,261	(10,721)	51,540
Total assets	$1,842,359	$(53,963)	$1,788,396

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable, trade	$94,353	$213	$94,566
Accrued liabilities	129,880	48,517	178,397
Deferred revenue	31,675	—	31,675
Billings on uncompleted contracts in excess of costs and estimated earnings	38,666	1,243	39,909
Current liabilities associated with discontinued operations	1,249	—	1,249
Total current liabilities	295,823	49,973	345,796
Long-term debt	525,593	—	525,593
Deferred income taxes	22,531	(13)	22,518
Long-term deferred revenue	59,769	—	59,769
Other long-term liabilities	28,626	—	28,626
Long-term liabilities associated with discontinued operations	158	—	158
Total liabilities	932,500	49,960	982,460

Equity:
Common stock	352	—	352
Additional paid-in capital	932,058	(126,303)	805,755
Accumulated deficit	(36,483)	7,168	(29,315)
Treasury stock	(54)	—	(54)
Accumulated other comprehensive income	13,986	15,212	29,198
Total stockholders’ equity	909,859	(103,923)	805,936
Total liabilities and equity	$1,842,359	$(53,963)	$1,788,396

The effects of the restatement on our statement of operations for the year ended December 31, 2015 are set forth in the following table (in thousands, except per share data):

	Year Ended December 31, 2015
	As Previously Reported	Adjustments	As Restated
Revenues:
Contract operations	$469,900	$—	$469,900
Aftermarket services	127,802	—	127,802
Product sales—third-parties	1,117,974	(19,320)	1,098,654
Product sales—affiliates	154,267	—	154,267
	1,869,943	(19,320)	1,850,623
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	172,391	—	172,391
Aftermarket services	91,233	—	91,233
Product sales	1,115,400	352	1,115,752
Selling, general and administrative	223,007	—	223,007
Depreciation and amortization	157,817	372	158,189
Long-lived asset impairment	20,788	—	20,788
Restructuring and other charges	32,100	—	32,100
Interest expense	7,271	—	7,271
Equity in income of non-consolidated affiliates	(15,152)	—	(15,152)
Other (income) expense, net	34,837	149	34,986
	1,839,692	873	1,840,565
Income before income taxes	30,251	(20,193)	10,058
Provision for income taxes	40,172	(630)	39,542
Loss from continuing operations	(9,921)	(19,563)	(29,484)
Income from discontinued operations, net of tax	56,132	—	56,132
Net income	$46,211	$(19,563)	$26,648

Basic net income per common share:
Loss from continuing operations per common share	$(0.29)	$(0.57)	$(0.86)
Income from discontinued operations per common share	1.64	—	1.64
Net income per common share	$1.35	$(0.57)	$0.78

Diluted net income per common share:
Loss from continuing operations per common share	$(0.29)	$(0.57)	$(0.86)
Income from discontinued operations per common share	1.64	—	1.64
Net income per common share	$1.35	$(0.57)	$0.78

The effects of the restatement on our statement of comprehensive income for the year ended December 31, 2015 are set forth in the following table (in thousands):

	Year Ended December 31, 2015
	As Previously Reported	Adjustments	As Restated
Net income	$46,211	$(19,563)	$26,648
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,790)	5,243	2,453
Comprehensive income	$43,421	$(14,320)	$29,101

The effects of the restatement on our statement of cash flows for the year ended December 31, 2015 are set forth in the following table (in thousands):

	Year Ended December 31, 2015
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$46,211	$(19,563)	$26,648
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	157,817	372	158,189
Long-lived asset impairment	20,788	—	20,788
Amortization of deferred financing costs	702	—	702
Income from discontinued operations, net of tax	(56,132)	—	(56,132)
Provision for doubtful accounts	3,490	—	3,490
Gain on sale of property, plant and equipment	(1,829)	—	(1,829)
Equity in income of non-consolidated affiliates	(15,152)	—	(15,152)
Loss on remeasurement of intercompany balances	28,984	1,143	30,127
Stock-based compensation expense	8,184	—	8,184
Deferred income tax benefit	(26,297)	(630)	(26,927)
Changes in assets and liabilities:
Accounts receivable and notes	15,618	1,344	16,962
Inventory	78,997	1,401	80,398
Costs and estimated earnings versus billings on uncompleted contracts	(37,909)	13,716	(24,193)
Other current assets	(10,263)	(78)	(10,341)
Accounts payable and other liabilities	(82,935)	4,701	(78,234)
Deferred revenue	(2,428)	—	(2,428)
Other	(4,532)	(2,197)	(6,729)
Net cash provided by continuing operations	123,314	209	123,523
Net cash provided by discontinued operations	6,980	—	6,980
Net cash provided by operating activities	130,294	209	130,503

Net cash used in investing activities	(82,114)	—	(82,114)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	673,500	—	673,500
Repayments of long-term debt	(143,500)	—	(143,500)
Cash transfer to Archrock, Inc. at Spin-off	(532,578)	—	(532,578)
Net distributions to parent	(38,816)	(209)	(39,025)
Payments for debt issuance costs	(13,345)	—	(13,345)
Purchases of treasury stock	(54)	—	(54)
Net cash used in financing activities	(54,793)	(209)	(55,002)

Effect of exchange rate changes on cash and cash equivalents	(3,716)	—	(3,716)
Net decrease in cash and cash equivalents	(10,329)	—	(10,329)
Cash and cash equivalents at beginning of period	39,361	—	39,361
Cash and cash equivalents at end of period	$29,032	$—	$29,032

The effects of the restatement on our balance sheet as of December 31, 2014 are set forth in the following table (in thousands):

	December 31, 2014
	As Previously Reported	Adjustments	As Restated
ASSETS

Current assets:
Cash and cash equivalents	$39,361	$—	$39,361
Restricted cash	1,490	—	1,490
Accounts receivable, net of allowance	398,070	1,824	399,894
Inventory, net	291,240	(641)	290,599
Costs and estimated earnings in excess of billings on uncompleted contracts	120,938	(14,126)	106,812
Other current assets	53,977	(283)	53,694
Current assets associated with discontinued operations	468	—	468
Total current assets	905,544	(13,226)	892,318
Property, plant and equipment, net	954,811	(2,068)	952,743
Deferred income taxes	106,789	(2,063)	104,726
Intangible and other assets, net	65,679	(16,163)	49,516
Total assets	$2,032,823	$(33,520)	$1,999,303

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable, trade	$161,826	$—	$161,826
Accrued liabilities	167,942	43,935	211,877
Deferred revenue	64,820	—	64,820
Billings on uncompleted contracts in excess of costs and estimated earnings	76,277	10,045	86,322
Current liabilities associated with discontinued operations	1,338	—	1,338
Total current liabilities	472,203	53,980	526,183
Long-term debt	1,107	—	1,107
Deferred income taxes	38,815	(13)	38,802
Long-term deferred revenue	41,591	—	41,591
Other long-term liabilities	26,968	—	26,968
Long-term liabilities associated with discontinued operations	317	—	317
Total liabilities	581,001	53,967	634,968

Equity:
Parent equity	1,435,046	(97,456)	1,337,590
Accumulated other comprehensive income	16,776	9,969	26,745
Total stockholders’ equity	1,451,822	(87,487)	1,364,335
Total liabilities and equity	$2,032,823	$(33,520)	$1,999,303

The effects of the restatement on our statement of operations for the year ended December 31, 2014 are set forth in the following table (in thousands, except per share data):

	Year Ended December 31, 2014
	As Previously Reported	Adjustments	As Restated
Revenues:
Contract operations	$493,853	$—	$493,853
Aftermarket services	162,724	—	162,724
Product sales—third-parties	1,283,208	(28,144)	1,255,064
Product sales—affiliates	232,969	—	232,969
	2,172,754	(28,144)	2,144,610
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	185,408	—	185,408
Aftermarket services	120,181	—	120,181
Product sales	1,270,296	9,486	1,279,782
Selling, general and administrative	267,493	—	267,493
Depreciation and amortization	173,803	388	174,191
Long-lived asset impairment	3,851	—	3,851
Interest expense	1,905	—	1,905
Equity in income of non-consolidated affiliates	(14,553)	—	(14,553)
Other (income) expense, net	7,222	(2,006)	5,216
	2,015,606	7,868	2,023,474
Income before income taxes	157,148	(36,012)	121,136
Provision for income taxes	77,833	1,209	79,042
Income from continuing operations	79,315	(37,221)	42,094
Income from discontinued operations, net of tax	73,198	—	73,198
Net income	$152,513	$(37,221)	$115,292

Basic net income per common share:
Income from continuing operations per common share	$2.31	$(1.09)	$1.22
Income from discontinued operations per common share	2.14	—	2.14
Net income per common share	$4.45	$(1.09)	$3.36

Diluted net income per common share:
Income from continuing operations per common share	$2.31	$(1.09)	$1.22
Income from discontinued operations per common share	2.14	—	2.14
Net income per common share	$4.45	$(1.09)	$3.36

The effects of the restatement on our statement of comprehensive income for the year ended December 31, 2014 are set forth in the following table (in thousands):

	Year Ended December 31, 2014
	As Previously Reported	Adjustments	As Restated
Net income	$152,513	$(37,221)	$115,292
Other comprehensive loss:
Foreign currency translation adjustment	(14,648)	2,501	(12,147)
Comprehensive income	$137,865	$(34,720)	$103,145

The effects of the restatement on our statement of cash flows for the year ended December 31, 2014 are set forth in the following table (in thousands):

	Year Ended December 31, 2014
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$152,513	$(37,221)	$115,292
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	173,803	388	174,191
Long-lived asset impairment	3,851	—	3,851
Income from discontinued operations, net of tax	(73,198)	—	(73,198)
Provision for doubtful accounts	679	—	679
Gain on sale of property, plant and equipment	(1,834)	—	(1,834)
Equity in income of non-consolidated affiliates	(14,553)	—	(14,553)
Loss on remeasurement of intercompany balances	3,614	—	3,614
Loss on sale of businesses	961	—	961
Stock-based compensation expense	5,288	—	5,288
Deferred income tax provision	10,106	1,232	11,338
Changes in assets and liabilities:
Accounts receivable and notes	(50,641)	(4,463)	(55,104)
Inventory	(11,893)	—	(11,893)
Costs and estimated earnings versus billings on uncompleted contracts	(17,078)	19,751	2,673
Other current assets	(1,285)	(863)	(2,148)
Accounts payable and other liabilities	(6,949)	23,178	16,229
Deferred revenue	(9,913)	—	(9,913)
Other	(18,373)	(1,979)	(20,352)
Net cash provided by continuing operations	145,098	23	145,121
Net cash provided by discontinued operations	5,844	—	5,844
Net cash provided by operating activities	150,942	23	150,965

Net cash used in investing activities	(63,577)	—	(63,577)

Cash flows from financing activities:
Net distributions to parent	(79,273)	(23)	(79,296)
Net cash used in financing activities	(79,273)	(23)	(79,296)

Effect of exchange rate changes on cash and cash equivalents	(3,925)	—	(3,925)
Net increase in cash and cash equivalents	4,167	—	4,167
Cash and cash equivalents at beginning of period	35,194	—	35,194
Cash and cash equivalents at end of period	$39,361	$—	$39,361

The effects of the restatement on our statement of operations for the year ended December 31, 2013 are set forth in the following table (in thousands, except per share data):

	Year Ended December 31, 2013
	As Previously Reported	Adjustments	As Restated
Revenues:
Contract operations	$476,016	$—	$476,016
Aftermarket services	160,672	—	160,672
Product sales—third-parties	1,660,344	(5,670)	1,654,674
Product sales—affiliates	118,441	—	118,441
	2,415,473	(5,670)	2,409,803
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	196,944	—	196,944
Aftermarket services	120,344	—	120,344
Product sales	1,514,669	21,010	1,535,679
Selling, general and administrative	264,890	—	264,890
Depreciation and amortization	140,029	388	140,417
Long-lived asset impairment	11,941	—	11,941
Interest expense	3,551	—	3,551
Equity in income of non-consolidated affiliates	(19,000)	—	(19,000)
Other (income) expense, net	(1,966)	(1,802)	(3,768)
	2,231,402	19,596	2,250,998
Income before income taxes	184,071	(25,266)	158,805
Provision for income taxes	97,367	3,870	101,237
Income from continuing operations	86,704	(29,136)	57,568
Income from discontinued operations, net of tax	66,149	—	66,149
Net income	$152,853	$(29,136)	$123,717

Basic net income per common share:
Income from continuing operations per common share	$2.53	$(0.85)	$1.68
Income from discontinued operations per common share	1.93	—	1.93
Net income per common share	$4.46	$(0.85)	$3.61

Diluted net income per common share:
Income from continuing operations per common share	$2.53	$(0.85)	$1.68
Income from discontinued operations per common share	1.93	—	1.93
Net income per common share	$4.46	$(0.85)	$3.61

The effects of the restatement on our statement of comprehensive income for the year ended December 31, 2013 are set forth in the following table (in thousands):

	Year Ended December 31, 2013
	As Previously Reported	Adjustments	As Restated
Net income	$152,853	$(29,136)	$123,717
Other comprehensive income:
Foreign currency translation adjustment	4,531	3,035	7,566
Comprehensive income	$157,384	$(26,101)	$131,283

The effects of the restatement on our statements of stockholders’ equity for the year ended December 31, 2013 are set forth in the following table (in thousands):

	Year Ended December 31, 2013
	As Previously Reported	Adjustments	As Restated
Balance, January 1, 2013	$1,407,394	$(26,419)	$1,380,975
Net income	152,853	(29,136)	123,717
Net distributions to parent	(190,874)	(224)	(191,098)
Foreign currency translation adjustment	4,531	3,035	7,566
Balance, December 31, 2013	$1,373,904	$(52,744)	$1,321,160

The effects of the restatement on our statement of cash flows for the year ended December 31, 2013 are set forth in the following table (in thousands):

	Year Ended December 31, 2013
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$152,853	$(29,136)	$123,717
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	140,029	388	140,417
Long-lived asset impairment	11,941	—	11,941
Income from discontinued operations, net of tax	(66,149)	—	(66,149)
Provision for doubtful accounts	2,317	—	2,317
Gain on sale of property, plant and equipment	(3,398)	—	(3,398)
Equity in income of non-consolidated affiliates	(19,000)	—	(19,000)
Loss on remeasurement of intercompany balances	4,313	—	4,313
Stock-based compensation expense	5,330	—	5,330
Deferred income tax provision	15,956	4,096	20,052
Changes in assets and liabilities:
Accounts receivable and notes	(16,981)	1,742	(15,239)
Inventory	(24,535)	641	(23,894)
Costs and estimated earnings versus billings on uncompleted contracts	(36,539)	4,021	(32,518)
Other current assets	23,412	(148)	23,264
Accounts payable and other liabilities	9,180	20,994	30,174
Deferred revenue	(14,322)	—	(14,322)
Other	(19,987)	(2,374)	(22,361)
Net cash provided by continuing operations	164,420	224	164,644
Net cash provided by discontinued operations	5,866	—	5,866
Net cash provided by operating activities	170,286	224	170,510

Net cash provided by investing activities	14,913	—	14,913

Cash flows from financing activities:
Net distributions to parent	(182,685)	(224)	(182,909)
Net cash used in financing activities	(182,685)	(224)	(182,909)

Effect of exchange rate changes on cash and cash equivalents	(1,487)	—	(1,487)
Net increase in cash and cash equivalents	1,027	—	1,027
Cash and cash equivalents at beginning of period	34,167	—	34,167
Cash and cash equivalents at end of period	$35,194	$—	$35,194

4. Discontinued Operations

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

In accordance with the separation and distribution agreement, a subsidiary of Archrock has the right to receive payments from EESLP based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our previously nationalized assets promptly after such amounts are collected by our subsidiaries. See Note 21 for additional discussion related to our contingent liability to Archrock.

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

The following table summarizes the operating results of discontinued operations (in thousands):

	Years Ended December 31,
	2015	2014	2013
	Venezuela	Venezuela	Venezuela	Canada	Total
Revenue	$—	$—	$—	$24,458	$24,458
Expenses and selling, general and administrative	185	479	883	21,810	22,693
Loss (recovery) attributable to expropriation and impairments	(50,074)	(66,040)	(66,344)	6,376	(59,968)
Other income, net	(6,243)	(7,637)	(4,552)	(30)	(4,582)
Provision for income taxes	—	—	—	166	166
Income (loss) from discontinued operations, net of tax	$56,132	$73,198	$70,013	$(3,864)	$66,149

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	December 31,
	2015	2014
Cash	$177	$431
Accounts receivable	—	2
Other current assets	14	35
Total current assets associated with discontinued operations	191	468
Total assets associated with discontinued operations	$191	$468

Accounts payable	$—	$214
Accrued liabilities	1,249	1,124
Total current liabilities associated with discontinued operations	1,249	1,338
Other long-term liabilities	158	317
Total liabilities associated with discontinued operations	$1,407	$1,655

5. Inventory, net (As Restated)

Inventory, net of reserves, consisted of the following amounts (in thousands):

	December 31,
	2015	2014
Parts and supplies	$133,989	$148,083
Work in progress	41,184	108,814
Finished goods	33,339	33,702
Inventory, net	$208,512	$290,599

During the years ended December 31, 2015, 2014 and 2013 we recorded $15.6 million, $3.2 million and $0.6 million, respectively, in inventory write-downs and reserves for inventory which was obsolete, excess or carried at a price above market value. As of December 31, 2015 and 2014, we had inventory reserves of $14.5 million and $8.7 million, respectively. As discussed further in Note 14, during the year ended December 31, 2015, we recorded restructuring and other charges of $8.7 million related to inventory write-downs associated with restructuring activities.

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

6. Product Sales Contracts (As Restated)

Costs, estimated earnings and billings on uncompleted contracts that are recognized using the percentage-of-completion method consisted of the following (in thousands):

	December 31,
	2015	2014
Costs incurred on uncompleted contracts	$710,433	$738,383
Estimated earnings	47,372	89,613
	757,805	827,996
Less — billings to date	(714,737)	(807,506)
	$43,068	$20,490

Costs, estimated earnings and billings on uncompleted contracts are presented in the accompanying financial statements as follows (in thousands):

	December 31,
	2015	2014
Costs and estimated earnings in excess of billings on uncompleted contracts	$82,977	$106,812
Billings on uncompleted contracts in excess of costs and estimated earnings	(39,909)	(86,322)
	$43,068	$20,490

7. Property, Plant and Equipment, net (As Restated)

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31,
	2015	2014
Compression equipment, facilities and other fleet assets	$1,527,328	$1,512,087
Land and buildings	152,760	154,866
Transportation and shop equipment	179,804	194,032
Other	99,925	112,732
	1,959,817	1,973,717
Accumulated depreciation	(1,063,355)	(1,020,974)
Property, plant and equipment, net	$896,462	$952,743

Depreciation expense was $152.9 million, $167.7 million and $132.1 million during the years ended December 31, 2015, 2014 and 2013, respectively. Assets under construction of $66.0 million and $70.7 million were primarily included in compression equipment, facilities and other fleet assets at December 31, 2015 and 2014, respectively. We capitalized $0.1 million of interest related to construction in process during the year ended December 31, 2015.

8. Intangible and Other Assets, net (As Restated)

Intangible and other assets, net, consisted of the following (in thousands):

	December 31,
	2015	2014
Intangible assets, net	$17,809	$23,788
Recoverable foreign social security tax	5,086	4,142
Deferred financing costs	7,399	—
Other	21,246	21,586
Intangibles and other assets, net	$51,540	$49,516

Intangible assets and deferred financing costs consisted of the following (in thousands):

	December 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred financing costs (1)	$7,673	$(274)	$—	$—
Marketing related (20 year life)	2,537	(1,759)	2,638	(1,747)
Customer related (17-20 year life)	78,271	(61,888)	81,088	(59,918)
Technology based (20 year life)	3,252	(3,014)	3,843	(3,480)
Contract based (2-11 year life)	43,930	(43,520)	44,983	(43,619)
Intangible assets and deferred financing costs	$135,663	$(110,455)	$132,552	$(108,764)

(1)	Represents debt issuance costs relating to our revolving credit facility. See Note 11 for further discussion regarding our revolving credit facility.

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

9. Investments in Non-Consolidated Affiliates

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

In accordance with the separation and distribution agreement, a subsidiary of Archrock has the right to receive payments from EESLP based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries. See Note 21 for additional discussion related to our contingent liability to Archrock.

10. Accrued Liabilities (As Restated)

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued salaries and other benefits	$50,239	$75,635
Accrued income and other taxes	37,732	47,499
Accrued loss contract provisions	45,422	40,691
Accrued warranty expense	7,873	13,138
Accrued interest	2,454	—
Accrued start-up and commissioning expenses	2,695	3,630
Accrued other liabilities	31,982	31,284
Accrued liabilities	$178,397	$211,877

During 2014, we accrued $7.0 million of warranty expense on one project for a single customer. Our warranty expense was $3.6 million, $10.7 million and $6.4 million during the years ended December 31, 2015, 2014 and 2013, respectively.

11. Long-Term Debt

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

Unamortized Debt Financing Costs

During the year ended December 31, 2015, we incurred transaction costs of $13.3 million related to our Credit Agreement, of which $7.7 million and $5.6 million related to our revolving credit facility and term loan facility, respectively. Debt issuance costs relating to our revolving credit facility are included in intangible and other assets, net, and are being amortized over the term of the facility. See Note 8 for further discussion regarding the amortization of deferred financing costs relating to our revolving credit facility. Debt issuance costs relating to our term loan facility are presented as a direct deduction from the carrying value of the facility, and are being amortized over the term of the facility. Amortization of deferred financing costs relating to the term loan facility totaled $0.4 million during the year ended December 31, 2015, and was recorded to interest expense in our statements of operations.

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

12. Fair Value Measurements

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

13. Long-Lived Asset Impairment

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

14. Restructuring and Other Charges

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

15. Income taxes (As Restated)

Prior to the Spin-off, certain of our operations in the U.S. were included in Archrock’s consolidated federal and state tax returns, and therefore our current and deferred tax expense for applicable periods was computed on a separate return basis. Subsequent to the Spin-off, we file our own consolidated federal and state tax returns in the U.S.

The components of income before income taxes were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$(7,702)	$84,161	$133,916
Foreign	17,760	36,975	24,889
Income before income taxes	$10,058	$121,136	$158,805

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current tax provision:
U.S. federal	$383	$6,105	$20,285
State	1,201	2,136	4,169
Foreign	63,692	56,029	55,790
Total current	65,276	64,270	80,244
Deferred tax provision (benefit):
U.S. federal	(29,962)	12,434	9,910
State	(484)	(753)	(865)
Foreign	4,712	3,091	11,948
Total deferred	(25,734)	14,772	20,993
Provision for income taxes	$39,542	$79,042	$101,237

The provision for income taxes for 2015, 2014 and 2013 resulted in effective tax rates on continuing operations of 393.1%, 65.3% and 63.7%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Income taxes at U.S. federal statutory rate of 35%	$3,521	$42,398	$55,582
Net state income taxes	466	976	2,145
Foreign taxes	38,850	33,753	30,466
Foreign tax credits	(17,398)	(10,942)	(16,355)
Research and development credits	(24,938)	—	—
Unrecognized tax benefits	6,187	403	2,473
Valuation allowances	37,963	19,189	33,512
Proceeds from sale of joint venture assets	(5,315)	(5,162)	(6,650)
Other	206	(1,573)	64
Provision for income taxes	$39,542	$79,042	$101,237

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

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$134,448	$104,733
Inventory	3,919	2,105
Accrued liabilities	2,976	8,330
Foreign tax credit carryforwards	72,019	62,940
Research and development credit carryforwards	31,251	—
Alternative minimum tax credit carryforwards	5,145	—
Deferred revenue	44,821	36,727
Stock-based compensation expense	1,769	14,290
Other	27,755	23,395
Subtotal	324,103	252,520
Valuation allowances	(187,255)	(132,021)
Total deferred tax assets	136,848	120,499
Deferred tax liabilities:
Property, plant and equipment	(73,256)	(54,575)
Total deferred tax liabilities	(73,256)	(54,575)
Net deferred tax assets	$63,592	$65,924

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

At December 31, 2015, we had U.S. federal net operating loss carryforwards of approximately $65.9 million that are available to offset future taxable income. If not used, the carryforwards begin to expire in 2024. We also had approximately $370.8 million of net operating loss carryforwards in certain foreign jurisdictions (excluding discontinued operations), approximately $228.6 million of which has no expiration date, $64.2 million of which is subject to expiration from 2016 to 2020, and the remainder of which expires in future years through 2035. Foreign tax credit carryforwards of $72.0 million, R&D Credit carryforwards of $31.3 million and alternative minimum tax credit carryforwards of $5.1 million are available to offset future payments of U.S. federal income tax. The foreign tax credits will expire in varying amounts beginning in 2020 and the R&D Credits will expire in varying amounts beginning in 2028, whereas the alternative minimum tax credits may be carried forward indefinitely under current U.S. tax law.

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

In the fourth quarter of 2013, a $20.7 million valuation allowance was recorded against the deferred tax assets for Italy, which primarily related to net operating loss carryforwards and accrued loss contracts for Belleli EPC projects. Although the net operating losses have an unlimited carryforward period, cumulative losses in recent years and losses expected in the near term result in it no longer being more likely than not that we will realize the deferred tax assets in the foreseeable future. Due to annual limitations on the utilization of Italy net operating loss carryforwards, we would need to generate more than $83 million of taxable income in Italy to fully realize the deferred tax assets.

We have not provided U.S. federal income taxes on indefinitely (or permanently) reinvested cumulative earnings of approximately $599.8 million generated by our non-U.S. subsidiaries as of December 31, 2015. Such earnings are from ongoing operations which will be used to fund international growth. We have not recorded a deferred tax liability related to these unremitted foreign earnings as it is not practicable to estimate the amount of unrecognized deferred tax liabilities. In the event of a distribution of those earnings to the U.S. in the form of dividends, we may be subject to both foreign withholding taxes and U.S. federal income taxes net of allowable foreign tax credits.

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

16. Related Party Transactions (As Restated)

Spin Agreements

In connection with the completion of the Spin-off, on November 3, 2015, we entered into several agreements with Archrock and certain subsidiaries of Archrock and, with respect to certain agreements, a subsidiary of Archrock Partners, that govern the Spin-off and the relationship among the parties following the Spin-off, including the following (collectively, the “Spin Agreements”):

•
The separation and distribution agreement contains the key provisions relating to the separation of our business from Archrock’s business and the distribution of our common stock to its stockholders. The separation and distribution agreement identifies the assets and rights that were transferred, liabilities that were assumed or retained and contracts and related matters that were assigned to us by Archrock or by us to Archrock in the Spin-off and describes how these transfers, assumptions and assignments occurred. Pursuant to the separation and distribution agreement, on November 3, 2015, we transferred net proceeds of $532.6 million from borrowings under the Credit Facility to Archrock to allow for its repayment of a portion of its indebtedness. In addition, the separation and distribution agreement contains certain noncompetition provisions addressing restrictions for three years after the Spin-off on our ability to provide contract operations and aftermarket services in the U.S. and on Archrock’s ability to provide contract operations and aftermarket services outside of the U.S. and to provide products for sale worldwide that compete with our current product sales business, subject to certain exceptions. The separation and distribution agreement also governs the treatment of aspects relating to indemnification, insurance, confidentiality and cooperation. Additionally, the separation and distribution agreement specifies the right of a subsidiary of Archrock to receive payments from EESLP based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries and a $25.0 million cash payment from EESLP promptly following the occurrence of a qualified capital raise (as defined in the Credit Agreement). See Note 21 for additional discussion on such contingent liabilities.

•
The tax matters agreement governs the respective rights, responsibilities and obligations of Archrock and us with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes.

•
The employee matters agreement governs the allocation of liabilities and responsibilities between Archrock and Exterran Corporation relating to employee compensation and benefit plans and programs, including the treatment of retirement, health and welfare plans and equity and other incentive plans and awards. The agreement contains provisions regarding stock-based compensation. See Note 18 for additional information relating to the Exterran Corporation Stock Incentive Plan.

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

	Years Ended December 31,
	2015	2014	2013
Net distributions to parent per the statements of stockholders’ equity	$(57,635)	$(59,970)	$(191,098)
Stock-based compensation expenses prior to the Spin-off	(6,066)	(5,288)	(5,330)
Stock-based compensation excess tax benefit prior to the Spin-off	1,193	3,434	941
Net transfers of property, plant and equipment to (from) parent prior to the Spin-off	(7,627)	(17,472)	12,578
Transfer of net deferred tax liabilities from parent at Spin-off	29,203	—	—
Transfer of other net assets to parent at Spin-off	1,907	—	—
Net distributions to parent per the statements of cash flows	$(39,025)	$(79,296)	$(182,909)

17. Stockholders’ Equity (As Restated)

The Exterran Corporation amended and restated certificate of incorporation authorizes 250.0 million shares of common stock and 50.0 million shares of preferred stock, each with a par value of $0.01 per share. To effect the Spin-off, on November 3, 2015, Archrock distributed 34,286,267 shares of our common stock to its shareholders. Archrock shareholders received one share of Exterran Corporation common stock for every two shares of Archrock common stock held at the close of business on the Record Date. Additionally, certain of Archrock’s common stock awards that were outstanding prior to the Spin-off were converted to Exterran Corporation’s common stock awards on November 3, 2015. The conversion of Archrock restricted stock into Exterran Corporation restricted stock resulted in the issuance of 505,512 shares of our common stock. See Note 18 for further discussion regarding stock-based compensation.

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

The following table presents the changes in accumulated other comprehensive income, net of tax, during the years ended December 31, 2013, 2014 and 2015 (in thousands):

Foreign Currency Translation Adjustment
Accumulated other comprehensive income, January 1, 2013	$31,326
Loss recognized in other comprehensive income	75
Loss reclassified from accumulated other comprehensive income (1)	7,491
Accumulated other comprehensive income, December 31, 2013	38,892
Loss recognized in other comprehensive income	(9,370)
Gain reclassified from accumulated other comprehensive income (2)	(2,777)
Accumulated other comprehensive income, December 31, 2014	26,745
Income recognized in other comprehensive income	2,453
Accumulated other comprehensive income, December 31, 2015	$29,198

(1)
During the year ended December 31, 2013, we reclassified losses of $5.1 million and $2.4 million related to foreign currency translation adjustments to income from discontinued operations, net of tax, and long-lived asset impairment, respectively, in our statements of operations. These amounts represent cumulative foreign currency translation adjustments associated with our Canadian Operations and a United Kingdom entity that previously had been recognized in accumulated other comprehensive income. See Note 4 for further discussion of the sale of our Canadian Operations. Additionally, as discussed in Note 13, we sold the entity that owned our product sales facility in the United Kingdom in July 2013 and, we recognized an impairment of long-lived assets during the year ended December 31, 2013 based on the net transaction value set forth in our agreement to sell this entity.

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

18. Stock-Based Compensation and Awards

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

19. Net Income Per Common Share (As Restated)

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

The following table presents a reconciliation of basic and diluted net income per common share for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013
Numerator for basic and diluted net income per common share:
Income (loss) from continuing operations	$(29,484)	$42,094	$57,568
Income from discontinued operations, net of tax	56,132	73,198	66,149
Less: Net income attributable to participating securities	—	—	—
Net income — used in basic and diluted net income per common share	$26,648	$115,292	$123,717

Weighted average common shares outstanding including participating securities	34,437	34,286	34,286
Less: Weighted average participating securities outstanding	(149)	—	—
Weighted average common shares outstanding — used in basic net income per common share	34,288	34,286	34,286
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	—	—
Weighted average common shares outstanding — used in diluted net income per common share	34,288	34,286	34,286

Net income per common share:
Basic	$0.78	$3.36	$3.61
Diluted	$0.78	$3.36	$3.61

*	Excluded from diluted net income per common share as their inclusion would have been anti-dilutive.

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

20. Retirement Benefit Plan

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

21. Commitments and Contingencies (As Restated)

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

Contingencies

See Note 4 and Note 9 for a discussion of our gain contingencies related to assets that were expropriated in Venezuela.

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

Contracts Containing Liquidated Damages Provisions

Some of our product sales contracts have schedule dates and performance obligations that if not met could subject us to penalties for liquidated damages. These generally relate to specified activities that must be completed by a set contractual date or by achievement of a specified level of output or throughput. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating or settling claims and closing out the contract. As of December 31, 2015, estimated penalties for liquidated damages of $18.8 million have been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. We believe that we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being incurred by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher liquidated damages amounts. Additionally, we have asserted claims, or intend to assert claims, against certain customers that, if settled, could result in a release of such claims in exchange for release of certain liquidated damages currently recorded in our financial statements. We recognize claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. These requirements are satisfied when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in our performance, claim-related costs are identifiable and considered reasonable in view of the work performed, evidence supporting the claim is objective and verifiable and collection is probable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims.

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

Contemporaneously with filing the Form 8-K on April 26, 2016, we self-reported the errors and possible irregularities at Belleli EPC to the SEC. Since then, we have been cooperating with the SEC in its investigation of this matter, including responding to a subpoena for documents related to the restatement and compliance with the FCPA, which are also being provided to the Department of Justice at its request. The FCPA related requests in the SEC subpoena pertain to our policies and procedures, information about our third-party sales agents, and documents related to historical internal investigations completed prior to November 2015.

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

22. Reportable Segments and Geographic Information (As Restated)

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

During the years ended December 31, 2015 and 2014, Archrock Partners and Archrock accounted for approximately 11% of our total revenues. See Note 16 for further discussion on transactions with affiliates. No other customer accounted for more than 10% of our total revenues in 2015 and 2014. During the year ended December 31, 2013, no individual customer accounted for more than 10% of our total revenues.

The following table presents revenues and other financial information by reportable segment during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Contract Operations	Aftermarket Services	Product Sales	Reportable Segments Total	Other (1)	Total (2)
2015:
Revenue	$469,900	$127,802	$1,252,921	$1,850,623	$—	$1,850,623
Gross margin (3)	297,509	36,569	137,169	471,247	—	471,247
Total assets	790,957	31,614	333,910	1,156,481	631,724	1,788,205
Capital expenditures	138,171	709	8,894	147,774	11,151	158,925

2014:
Revenue	$493,853	$162,724	$1,488,033	$2,144,610	$—	$2,144,610
Gross margin (3)	308,445	42,543	208,251	559,239	—	559,239
Total assets	809,122	37,200	452,056	1,298,378	700,457	1,998,835
Capital expenditures	130,248	1,095	22,668	154,011	3,843	157,854

2013:
Revenue	$476,016	$160,672	$1,773,115	$2,409,803	$—	$2,409,803
Gross margin (3)	279,072	40,328	237,436	556,836	—	556,836
Total assets	818,365	33,974	492,603	1,344,942	628,589	1,973,531
Capital expenditures	66,116	1,147	27,032	94,295	5,900	100,195

(1)	Includes corporate related items.

(2)	Totals exclude assets, capital expenditures and the operating results of discontinued operations.

(3)	Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income, its most directly comparable measure calculated and presented in accordance with GAAP, below.

The following table presents assets from reportable segments to total assets as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Assets from reportable segments	$1,156,481	$1,298,378
Other assets (1)	631,724	700,457
Assets associated with discontinued operations	191	468
Total assets	$1,788,396	$1,999,303

(1)	Includes corporate related items.

The following table presents geographic data as of and during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenue:
U.S.	$858,409	$1,051,824	$1,166,494
International	992,214	1,092,786	1,243,309
Total	$1,850,623	$2,144,610	$2,409,803

	December 31,
	2015	2014	2013
Property, plant and equipment, net:
U.S.	$90,976	$87,093	$90,915
Argentina	239,226	246,410	249,798
Brazil	128,032	119,795	122,620
Mexico	198,641	238,661	214,852
Other international	239,587	260,784	285,331
Total	$896,462	$952,743	$963,516

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

The following table reconciles net income to gross margin (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net income	$26,648	$115,292	$123,717
Selling, general and administrative	223,007	267,493	264,890
Depreciation and amortization	158,189	174,191	140,417
Long-lived asset impairment	20,788	3,851	11,941
Restructuring and other charges	32,100	—	—
Interest expense	7,271	1,905	3,551
Equity in income of non-consolidated affiliates	(15,152)	(14,553)	(19,000)
Other (income) expense, net	34,986	5,216	(3,768)
Provision for income taxes	39,542	79,042	101,237
Income from discontinued operations, net of tax	(56,132)	(73,198)	(66,149)
Gross margin	$471,247	$559,239	$556,836

23. Selected Quarterly Financial Data (Unaudited) (As Restated)

In management’s opinion, the summarized quarterly financial data below (in thousands, except per share amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our financial position and results of operations for the respective periods.

	March 31, 2015 (3)	June 30, 2015 (4)	September 30, 2015 (5)	December 31, 2015 (6)
Revenue	$525,115	$477,300	$428,522	$419,686
Gross profit (1)	103,453	62,253	75,737	66,355
Net income (loss)	36,477	(14,423)	8,677	(4,083)
Net income (loss) per common share:
Basic (2)	$1.06	$(0.42)	$0.25	$(0.12)
Diluted (2)	1.06	(0.42)	0.25	(0.12)

	March 31, 2014 (7)	June 30, 2014 (8)	September 30, 2014 (9)	December 31, 2014 (10)
Revenue	$466,832	$549,639	$534,583	$593,556
Gross profit (1)	106,259	90,087	109,803	90,985
Net income	40,898	23,350	36,769	14,275
Net income per common share:
Basic (2)	$1.19	$0.68	$1.07	$0.42
Diluted (2)	1.19	0.68	1.07	0.42

(1)	Gross profit is defined as revenue less cost of sales, direct depreciation and amortization expense and long-lived asset impairment charges.

(2)
For the periods prior to November 3, 2015, the average number of common shares outstanding used to calculate basic and diluted net income (loss) per common share was based on 34,286,267 shares of our common stock that were distributed by Archrock in the Spin-off on November 3, 2015.

(3)
In the first quarter of 2015, we recorded $18.7 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 4), $5.0 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 9) and $4.6 million of long-lived asset impairments (see Note 13).

(4)
In the second quarter of 2015, we recorded $10.5 million of restructuring and other charges (see Note 14), $5.9 million of long-lived asset impairments (see Note 13) and $5.1 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 9).

(5)
In the third quarter of 2015 we recorded $18.9 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 4), $7.2 million of restructuring and other charges (see Note 14), $5.1 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 9) and $3.8 million of long-lived asset impairments (see Note 13).

(6)
In the fourth quarter of 2015, we recorded $19.1 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 4), $14.4 million of restructuring and other charges (see Note 14) and $6.5 million of long-lived asset impairments (see Note 13).

(7)
In the first quarter of 2014, we recorded $17.8 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 4) and $4.7 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 9).

(8)
In the second quarter of 2014, we recorded $18.1 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 4) and $4.9 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 9).

(9)
In the third quarter of 2014, we recorded $18.2 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 4), $5.0 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 9) and $1.0 million of long-lived asset impairments (see Note 13).

(10)
In the fourth quarter of 2014, we recorded $18.5 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 4) and $2.8 million of long-lived asset impairments (see Note 13).

Impact of Restatement Adjustments on Unaudited Quarterly Financial Statements (see Note 3)

The following information reconciles our previously reported financial information with as restated financial information for each quarterly reporting period within the fiscal years of 2015 and 2014. Refer to Note 3 for further information regarding the restatement of previously reported financial information.

The effects of the restatement on our statements of operations for the three months ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 are set forth in the following tables (in thousands, except per share data):

	Three Months Ended March 31, 2015
	As Previously Reported	Adjustments	As Restated
Revenues:
Contract operations	$120,691	$—	$120,691
Aftermarket services	36,244	—	36,244
Product sales—third parties	319,274	(6,932)	312,342
Product sales—affiliates	55,838	—	55,838
	532,047	(6,932)	525,115
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	44,339	—	44,339
Aftermarket services	25,157	—	25,157
Product sales	318,486	(6,087)	312,399
Selling, general and administrative	58,566	—	58,566
Depreciation and amortization	38,795	97	38,892
Long-lived asset impairment	4,579	—	4,579
Interest expense	507	—	507
Equity in income of non-consolidated affiliates	(5,006)	—	(5,006)
Other (income) expense, net	8,391	(898)	7,493
	493,814	(6,888)	486,926
Income before income taxes	38,233	(44)	38,189
Provision for income taxes	19,384	1,071	20,455
Income from continuing operations	18,849	(1,115)	17,734
Income from discontinued operations, net of tax	18,743	—	18,743
Net income	$37,592	$(1,115)	$36,477

Basic net income per common share:
Income from continuing operations per common share	$0.55	$(0.04)	$0.51
Income from discontinued operations per common share	0.55	—	0.55
Net income per common share	$1.10	$(0.04)	$1.06

Diluted net income per common share:
Income from continuing operations per common share	$0.55	$(0.04)	$0.51
Income from discontinued operations per common share	0.55	—	0.55
Net income per common share	$1.10	$(0.04)	$1.06

	Three Months Ended June 30, 2015
	As Previously Reported	Adjustments	As Restated
Revenues:
Contract operations	$115,250	$—	$115,250
Aftermarket services	34,031	—	34,031
Product sales—third parties	279,489	(5,344)	274,145
Product sales—affiliates	53,874	—	53,874
	482,644	(5,344)	477,300
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	44,745	—	44,745
Aftermarket services	24,327	—	24,327
Product sales	290,418	16,590	307,008
Selling, general and administrative	55,764	—	55,764
Depreciation and amortization	36,786	97	36,883
Long-lived asset impairment	5,910	—	5,910
Restructuring and other charges	10,547	—	10,547
Interest expense	319	—	319
Equity in income of non-consolidated affiliates	(5,062)	—	(5,062)
Other (income) expense, net	3,487	(63)	3,424
	467,241	16,624	483,865
Income (loss) before income taxes	15,403	(21,968)	(6,565)
Provision for income taxes	7,418	819	8,237
Income (loss) from continuing operations	7,985	(22,787)	(14,802)
Income from discontinued operations, net of tax	379	—	379
Net income (loss)	$8,364	$(22,787)	$(14,423)

Basic net income (loss) per common share:
Income (loss) from continuing operations per common share	$0.23	$(0.66)	$(0.43)
Income from discontinued operations per common share	0.01	—	0.01
Net income (loss) per common share	$0.24	$(0.66)	$(0.42)

Diluted net income (loss) per common share:
Income (loss) from continuing operations per common share	$0.23	$(0.66)	$(0.43)
Income from discontinued operations per common share	0.01	—	0.01
Net income (loss) per common share	$0.24	$(0.66)	$(0.42)

	Three Months Ended September 30, 2015
	As Previously Reported	Adjustments	As Restated
Revenues:
Contract operations	$114,104	$—	$114,104
Aftermarket services	25,272	—	25,272
Product sales—third parties	261,262	(8,667)	252,595
Product sales—affiliates	36,551	—	36,551
	437,189	(8,667)	428,522
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	41,114	—	41,114
Aftermarket services	18,336	—	18,336
Product sales	260,548	(3,548)	257,000
Selling, general and administrative	55,018	—	55,018
Depreciation and amortization	36,837	90	36,927
Long-lived asset impairment	3,775	—	3,775
Restructuring and other charges	7,150	—	7,150
Interest expense	581	—	581
Equity in income of non-consolidated affiliates	(5,084)	—	(5,084)
Other (income) expense, net	27,974	(53)	27,921
	446,249	(3,511)	442,738
Loss before income taxes	(9,060)	(5,156)	(14,216)
Benefit from income taxes	(2,587)	(1,550)	(4,137)
Loss from continuing operations	(6,473)	(3,606)	(10,079)
Income from discontinued operations, net of tax	18,756	—	18,756
Net income	$12,283	$(3,606)	$8,677

Basic net income per common share:
Loss from continuing operations per common share	$(0.19)	$(0.11)	$(0.30)
Income from discontinued operations per common share	0.55	—	0.55
Net income per common share	$0.36	$(0.11)	$0.25

Diluted net income per common share:
Loss from continuing operations per common share	$(0.19)	$(0.11)	$(0.30)
Income from discontinued operations per common share	0.55	—	0.55
Net income per common share	$0.36	$(0.11)	$0.25

	Three Months Ended December 31, 2015
	As Previously Reported	Adjustments	As Restated
Revenues:
Contract operations	$119,855	$—	$119,855
Aftermarket services	32,255	—	32,255
Product sales—third parties	257,949	1,623	259,572
Product sales—affiliates	8,004	—	8,004
	418,063	1,623	419,686
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	42,193	—	42,193
Aftermarket services	23,413	—	23,413
Product sales	245,948	(6,603)	239,345
Selling, general and administrative	53,659	—	53,659
Depreciation and amortization	45,399	88	45,487
Long-lived asset impairment	6,524	—	6,524
Restructuring and other charges	14,403	—	14,403
Interest expense	5,864	—	5,864
Other (income) expense, net	(5,015)	1,163	(3,852)
	432,388	(5,352)	427,036
Loss before income taxes	(14,325)	6,975	(7,350)
Provision for income taxes	15,957	(970)	14,987
Loss from continuing operations	(30,282)	7,945	(22,337)
Income from discontinued operations, net of tax	18,254	—	18,254
Net loss	$(12,028)	$7,945	$(4,083)

Basic net loss per common share:
Loss from continuing operations per common share	$(0.88)	$0.23	$(0.65)
Income from discontinued operations per common share	0.53	—	0.53
Net loss per common share	$(0.35)	$0.23	$(0.12)

Diluted net loss per common share:
Loss from continuing operations per common share	$(0.88)	$0.23	$(0.65)
Income from discontinued operations per common share	0.53	—	0.53
Net loss per common share	$(0.35)	$0.23	$(0.12)

The effects of the restatement on our statements of operations for the three months ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014 are set forth in the following tables (in thousands, except per share data):

	Three Months Ended March 31, 2014
	As Previously Reported	Adjustments	As Restated
Revenues:
Contract operations	$111,040	$—	$111,040
Aftermarket services	34,833	—	34,833
Product sales—third parties	286,597	(6,300)	280,297
Product sales—affiliates	40,662	—	40,662
	473,132	(6,300)	466,832
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	41,032	—	41,032
Aftermarket services	25,015	—	25,015
Product sales	265,919	(3,737)	262,182
Selling, general and administrative	64,656	—	64,656
Depreciation and amortization	36,166	97	36,263
Interest expense	484	—	484
Equity in income of non-consolidated affiliates	(4,693)	—	(4,693)
Other (income) expense, net	(2,198)	(174)	(2,372)
	426,381	(3,814)	422,567
Income before income taxes	46,751	(2,486)	44,265
Provision for income taxes	22,405	(355)	22,050
Income from continuing operations	24,346	(2,131)	22,215
Income from discontinued operations, net of tax	18,683	—	18,683
Net income	$43,029	$(2,131)	$40,898

Basic net income per common share:
Income from continuing operations per common share	$0.71	$(0.07)	$0.64
Income from discontinued operations per common share	0.55	—	0.55
Net income per common share	$1.26	$(0.07)	$1.19

Diluted net income per common share:
Income from continuing operations per common share	$0.71	$(0.07)	$0.64
Income from discontinued operations per common share	0.55	—	0.55
Net income per common share	$1.26	$(0.07)	$1.19

	Three Months Ended June 30, 2014
	As Previously Reported	Adjustments	As Restated
Revenues:
Contract operations	$134,392	$—	$134,392
Aftermarket services	43,146	—	43,146
Product sales—third parties	322,579	(1,055)	321,524
Product sales—affiliates	50,577	—	50,577
	550,694	(1,055)	549,639
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	46,502	—	46,502
Aftermarket services	32,182	—	32,182
Product sales	325,475	343	325,818
Selling, general and administrative	70,035	—	70,035
Depreciation and amortization	58,991	97	59,088
Interest expense	364	—	364
Equity in income of non-consolidated affiliates	(4,909)	—	(4,909)
Other (income) expense, net	(2,768)	(459)	(3,227)
	525,872	(19)	525,853
Income before income taxes	24,822	(1,036)	23,786
Provision for income taxes	17,236	1,114	18,350
Income from continuing operations	7,586	(2,150)	5,436
Income from discontinued operations, net of tax	17,914	—	17,914
Net income	$25,500	$(2,150)	$23,350

Basic net income per common share:
Income from continuing operations per common share	$0.22	$(0.06)	$0.16
Income from discontinued operations per common share	0.52	—	0.52
Net income per common share	$0.74	$(0.06)	$0.68

Diluted net income per common share:
Income from continuing operations per common share	$0.22	$(0.06)	$0.16
Income from discontinued operations per common share	0.52	—	0.52
Net income per common share	$0.74	$(0.06)	$0.68

	Three Months Ended September 30, 2014
	As Previously Reported	Adjustments	As Restated
Revenues:
Contract operations	$124,355	$—	$124,355
Aftermarket services	39,552	—	39,552
Product sales—third parties	312,472	(3,176)	309,296
Product sales—affiliates	61,380	—	61,380
	537,759	(3,176)	534,583
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	47,983	—	47,983
Aftermarket services	30,161	—	30,161
Product sales	307,559	(2,293)	305,266
Selling, general and administrative	65,925	—	65,925
Depreciation and amortization	44,155	97	44,252
Long-lived asset impairment	1,044	—	1,044
Interest expense	182	—	182
Equity in income of non-consolidated affiliates	(4,951)	—	(4,951)
Other (income) expense, net	6,414	(801)	5,613
	498,472	(2,997)	495,475
Income before income taxes	39,287	(179)	39,108
Provision for income taxes	20,731	(57)	20,674
Income from continuing operations	18,556	(122)	18,434
Income from discontinued operations, net of tax	18,335	—	18,335
Net income	$36,891	$(122)	$36,769

Basic net income per common share:
Income from continuing operations per common share	$0.54	$(0.01)	$0.53
Income from discontinued operations per common share	0.54	—	0.54
Net income per common share	$1.08	$(0.01)	$1.07

Diluted net income per common share:
Income from continuing operations per common share	$0.54	$(0.01)	$0.53
Income from discontinued operations per common share	0.54	—	0.54
Net income per common share	$1.08	$(0.01)	$1.07

	Three Months Ended December 31, 2014
	As Previously Reported	Adjustments	As Restated
Revenues:
Contract operations	$124,066	$—	$124,066
Aftermarket services	45,193	—	45,193
Product sales—third parties	361,560	(17,613)	343,947
Product sales—affiliates	80,350	—	80,350
	611,169	(17,613)	593,556
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	49,891	—	49,891
Aftermarket services	32,823	—	32,823
Product sales	371,343	15,173	386,516
Selling, general and administrative	66,877	—	66,877
Depreciation and amortization	34,491	97	34,588
Long-lived asset impairment	2,807	—	2,807
Interest expense	875	—	875
Other (income) expense, net	5,774	(572)	5,202
	564,881	14,698	579,579
Income before income taxes	46,288	(32,311)	13,977
Provision for income taxes	17,461	507	17,968
Income (loss) from continuing operations	28,827	(32,818)	(3,991)
Income from discontinued operations, net of tax	18,266	—	18,266
Net income	$47,093	$(32,818)	$14,275

Basic net income per common share:
Income (loss) from continuing operations per common share	$0.84	$(0.95)	$(0.11)
Income from discontinued operations per common share	0.53	—	0.53
Net income per common share	$1.37	$(0.95)	$0.42

Diluted net income per common share:
Income (loss) from continuing operations per common share	$0.84	$(0.95)	$(0.11)
Income from discontinued operations per common share	0.53	—	0.53
Net income per common share	$1.37	$(0.95)	$0.42

24. Subsequent Events

In January 2016, we received an additional installment payment, including an annual charge, of $5.2 million from PDVSA Gas relating to the 2012 sale of our Venezuelan joint ventures’ previously nationalized assets. As we have not recognized amounts payable to us by PDVSA Gas relating to the 2012 sale of our Venezuelan joint ventures’ previously nationalized assets as a receivable but rather as equity in income of non-consolidated affiliates in the periods such payments are received, the installment payment received in January 2016 will be recognized as equity in income of non-consolidated affiliates in the first quarter of 2016. Pursuant to the separation and distribution agreement, a notional amount corresponding to the cash we received from the PDVSA Gas installment payment was transferred to Archrock in January 2016. The transfer of cash will be recognized as a reduction to stockholders’ equity in the first quarter of 2016.

EXTERRAN CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period
	As Restated	As Restated		As Restated		As Restated
Allowance for doubtful accounts deducted from accounts receivable in the balance sheets
December 31, 2015	$2,133	$3,457		$2,722	(1)	$2,868
December 31, 2014	7,381	641		5,889	(1)	2,133
December 31, 2013	12,073	2,317		7,009	(1)	7,381
Allowance for obsolete and slow moving inventory deducted from inventories in the balance sheets
December 31, 2015	$8,660	$15,590		$9,764	(2)	$14,486
December 31, 2014	8,231	3,186		2,757	(2)	8,660
December 31, 2013	7,629	631		29	(2)	8,231
Allowance for deferred tax assets not expected to be realized
December 31, 2015	$132,021	$94,026	(3)	$38,792	(4)	$187,255
December 31, 2014	120,958	41,820		30,757	(4)	132,021
December 31, 2013	92,758	43,554		15,354	(4)	120,958

(1)	Uncollectible accounts written off.

(2)	Obsolete inventory written off at cost, net of value received.

(3)	Includes $45.0 million in allowance against foreign tax credits transferred from Archrock pursuant to the Spin-off.

(4)
Reflects expected realization of deferred tax assets and amounts credited to other accounts for stock-based compensation excess tax benefits, expiring net operating losses, changes in tax rates and changes in currency exchange rates.

S-1