Form 10-Q
period 2016-03-31
Exterran Corp
filed 2017-01-04
CIK 1635881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016
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

Number of shares of the common stock of the registrant outstanding as of December 28, 2016: 35,438,843 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	March 31, 2016	December 31, 2015
		As Restated (Note 2)
ASSETS

Current assets:
Cash and cash equivalents	$38,985	$29,032
Restricted cash	1,490	1,490
Accounts receivable, net of allowance of $3,614 and $2,868, respectively	283,256	363,581
Inventory (Note 4)	194,641	208,081
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 5)	52,129	65,311
Other current assets	50,496	53,866
Current assets associated with discontinued operations (Note 3)	15,706	32,923
Total current assets	636,703	754,284
Property, plant and equipment, net (Note 6)	824,818	858,188
Deferred income taxes (Note 12)	96,076	86,110
Intangible and other assets, net	50,905	51,533
Long-term assets associated with discontinued operations (Note 3)	—	38,281
Total assets	$1,608,502	$1,788,396

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$86,761	$86,727
Accrued liabilities	167,760	175,841
Deferred revenue	24,778	31,675
Billings on uncompleted contracts in excess of costs and estimated earnings (Note 5)	37,558	37,908
Current liabilities associated with discontinued operations (Note 3)	20,260	13,645
Total current liabilities	337,117	345,796
Long-term debt (Note 8)	431,222	525,593
Deferred income taxes	22,274	22,519
Long-term deferred revenue	76,024	59,769
Other long-term liabilities	22,078	22,708
Long-term liabilities associated with discontinued operations (Note 3)	6,617	6,075
Total liabilities	895,332	982,460
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 35,625,158 and 35,153,358 shares issued, respectively	356	352
Additional paid-in capital	805,043	805,755
Accumulated deficit	(122,272)	(29,315)
Treasury stock — 115,624 and 5,776 common shares, at cost, respectively	(1,468)	(54)
Accumulated other comprehensive income	31,511	29,198
Total stockholders’ equity (Note 14)	713,170	805,936
Total liabilities and stockholders’ equity	$1,608,502	$1,788,396

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2016	2015
		As Restated (Note 2)
Revenues:
Contract operations	$104,759	$120,691
Aftermarket services	30,241	36,244
Product sales—third parties	171,630	307,047
Product sales—affiliates (Note 13)	—	55,838
	306,630	519,820
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	38,498	44,339
Aftermarket services	22,300	25,157
Product sales	161,892	307,625
Selling, general and administrative	45,738	57,816
Depreciation and amortization	50,933	38,015
Long-lived asset impairment (Note 10)	651	4,579
Restructuring and other charges (Note 11)	12,567	—
Interest expense	8,463	507
Equity in income of non-consolidated affiliates (Note 7)	(5,174)	(5,006)
Other (income) expense, net	(4,417)	7,788
	331,451	480,820
Income (loss) before income taxes	(24,821)	39,000
Provision for income taxes (Note 12)	4,009	20,455
Income (loss) from continuing operations	(28,830)	18,545
Income (loss) from discontinued operations, net of tax (Note 3)	(64,127)	17,932
Net income (loss)	$(92,957)	$36,477

Basic net income (loss) per common share (Note 16):
Income (loss) from continuing operations per common share	$(0.84)	$0.53
Income (loss) from discontinued operations per common share	(1.86)	0.53
Net income (loss) per common share	$(2.70)	$1.06

Diluted net income (loss) per common share (Note 16):
Income (loss) from continuing operations per common share	$(0.84)	$0.53
Income (loss) from discontinued operations per common share	(1.86)	0.53
Net income (loss) per common share	$(2.70)	$1.06

Weighted average common shares outstanding used in net income (loss) per common share (Note 16):
Basic	34,459	34,286
Diluted	34,459	34,286

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
		As Restated (Note 2)
Net income (loss)	$(92,957)	$36,477
Other comprehensive income (loss):
Foreign currency translation adjustment	2,313	(7,745)
Comprehensive income (loss)	$(90,644)	$28,732

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Parent Equity	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2015 (As Restated)	$—	$—	$—	$—	$1,337,590	$26,745	$1,364,335
Net income (As Restated)					36,477		36,477
Net contributions from parent (As Restated)					10,298		10,298
Foreign currency translation adjustment (As Restated)						(7,745)	(7,745)
Balance, March 31, 2015 (As Restated)	$—	$—	$—	$—	$1,384,365	$19,000	$1,403,365

Balance, January 1, 2016 (As Restated)	$352	$805,755	$(29,315)	$(54)	$—	$29,198	$805,936
Net loss			(92,957)				(92,957)
Options exercised		694					694
Foreign currency translation adjustment						2,313	2,313
Cash transfer to Archrock, Inc. (Note 17)		(5,153)					(5,153)
Treasury stock purchased				(1,414)			(1,414)
Stock-based compensation, net of forfeitures	4	4,389					4,393
Income tax benefit from stock-based compensation expenses		(642)					(642)
Balance, March 31, 2016	$356	$805,043	$(122,272)	$(1,468)	$—	$31,511	$713,170

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
		As Restated (Note 2)
Cash flows from operating activities:
Net income (loss)	$(92,957)	$36,477
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	50,933	38,015
Long-lived asset impairment	651	4,579
Amortization of deferred financing costs	1,080	—
(Income) loss from discontinued operations, net of tax	64,127	(17,932)
Provision for doubtful accounts	763	176
Gain on sale of property, plant and equipment	(101)	(125)
Equity in income of non-consolidated affiliates	(5,174)	(5,006)
(Gain) loss on remeasurement of intercompany balances	(4,610)	7,508
Stock-based compensation expense	4,393	2,015
Deferred income tax provision (benefit)	(8,927)	4,602
Changes in assets and liabilities:
Accounts receivable and notes	80,402	32,172
Inventory	13,789	(26,397)
Costs and estimated earnings versus billings on uncompleted contracts	12,829	14,391
Other current assets	4,274	(12,346)
Accounts payable and other liabilities	(6,853)	(47,295)
Deferred revenue	6,190	(3,571)
Other	(103)	(3,202)
Net cash provided by continuing operations	120,706	24,061
Net cash provided by discontinued operations	2,187	271
Net cash provided by operating activities	122,893	24,332

Cash flows from investing activities:
Capital expenditures	(14,451)	(40,523)
Proceeds from sale of property, plant and equipment	85	3,600
Return of investments in non-consolidated affiliates	5,174	5,006
Net cash used in continuing operations	(9,192)	(31,917)
Net cash provided by (used in) discontinued operations	(1,827)	16,504
Net cash used in investing activities	(11,019)	(15,413)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	157,500	—
Repayments of long-term debt	(252,563)	—
Cash transfer to Archrock, Inc. (Note 17)	(5,153)	—
Net contributions from parent	—	3,401
Proceeds from stock options exercised	694	—
Purchase of treasury stock	(1,414)	—
Net cash provided by (used in) financing activities	(100,936)	3,401

Effect of exchange rate changes on cash and cash equivalents	(985)	(231)
Net increase in cash and cash equivalents	9,953	12,089
Cash and cash equivalents at beginning of period	29,032	39,361
Cash and cash equivalents at end of period	$38,985	$51,450

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

EXTERRAN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Spin-off

On November 3, 2015, Archrock, Inc. (named Exterran Holdings, Inc. prior to November 3, 2015) (“Archrock”) completed the spin-off (the ‘‘Spin-off”) of its international contract operations, international aftermarket services (the international contract operations and international aftermarket services businesses combined are referred to as the ‘‘international services businesses’’ and include such activities conducted outside of the United States of America (‘‘U.S.’’)) and global fabrication businesses into an independent, publicly traded company named Exterran Corporation. We refer to the global fabrication business previously operated by Archrock as our product sales business. To effect the Spin-off, on November 3, 2015, Archrock distributed, on a pro rata basis, all of our shares of common stock to its stockholders of record as of October 27, 2015 (the “Record Date”). Archrock shareholders received one share of Exterran Corporation common stock for every two shares of Archrock common stock held at the close of business on the Record Date. Pursuant to the separation and distribution agreement with Archrock and certain of our and Archrock’s respective affiliates, on November 3, 2015, we transferred cash of $532.6 million to Archrock. On November 4, 2015, Exterran Corporation common stock began “regular-way” trading on the New York Stock Exchange under the stock symbol “EXTN.” Following the completion of the Spin-off, we and Archrock are independent, publicly traded companies with separate boards of directors and management.

Basis of Presentation

The accompanying unaudited condensed consolidated and combined financial statements of Exterran Corporation included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated and combined financial position, results of operations and cash flows for the periods indicated. All financial information presented for periods after the Spin-off represents our consolidated results of operations, financial position and cash flows (referred to as the “condensed consolidated financial statements”) and all financial information for periods prior to the Spin-off represents our combined results of operations, financial position and cash flows (referred to as the “condensed combined financial statements”). Accordingly:

•
Our condensed consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for the three months ended March 31, 2016 consist entirely of our consolidated results. Our condensed combined statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for the three months ended March 31, 2015 consist entirely of the combined results of Archrock’s international services and product sales businesses.

•	Our condensed consolidated balance sheets at March 31, 2016 and December 31, 2015 consist entirely of our consolidated balances.

The condensed combined financial statements were derived from the accounting records of Archrock and reflect the combined historical results of operations, financial position and cash flows of Archrock’s international services and product sales businesses. The condensed combined financial statements were presented as if such businesses had been combined for periods prior to November 4, 2015. All intercompany transactions and accounts within these statements have been eliminated. Affiliate transactions between the international services and product sales businesses of Archrock and the other businesses of Archrock have been included in the condensed combined financial statements, with the exception of product sales within our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”). Prior to the closing of the Spin-off, EESLP also had a fleet of compression units used to provide compression services in the U.S. services business of Archrock. Revenue has not been recognized in the condensed combined statements of operations for the sale of compressor units by us that were used by EESLP to provide compression services to customers of the U.S. services business of Archrock. See Note 13 for further discussion on transactions with affiliates.

The condensed combined statements of operations include expense allocations for certain functions historically performed by Archrock and not allocated to its operating segments, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology. See Note 13 for further discussion regarding the allocation of corporate expenses.

The accompanying unaudited condensed consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements presented in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 (the “2015 Form 10-K/A”). That report contains a comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

We refer to the condensed consolidated and combined financial statements collectively as “financial statements,” and individually as “balance sheets,” “statements of operations,” “statements of comprehensive income (loss),” “statements of stockholders’ equity” and “statements of cash flows” herein.

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The update outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which provides guidance in accounting for immaterial performance obligations and shipping and handling activities. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which provides clarification on assessing the collectibility criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. The updates will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted for reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt the updates. We are currently evaluating the potential impact of the updates on our financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which will require an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This update will be effective on a prospective basis for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We do not believe the adoption of this update will have a material impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases. The update also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. Accounting by lessors will remain largely unchanged. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Adoption will require a modified retrospective approach beginning with the earliest period presented. We are currently evaluating the potential impact of the update on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The update covers such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update will be effective for reporting periods beginning after December 15, 2016, including interim periods within the reporting period. Early adoption is permitted. We are currently evaluating the potential impact of the update on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted. We are currently evaluating the potential impact of the update on our financial statements.

2. Restatement of Previously Reported Consolidated and Combined Financial Statements

Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the SEC on February 26, 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to certain business lines of our subsidiary, Belleli Energy S.r.l. (subsequently renamed Exterran Italy S.r.l.). Such business lines comprise engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants in the Middle East (referred to as “Belleli EPC” or the “Belleli EPC business” herein). Belleli Energy S.r.l. is headquartered in Mantova, Italy, and its operations are based in Dubai, United Arab Emirates. Management promptly reported the matter to the Audit Committee of the Company’s Board of Directors, which immediately retained counsel, who in turn retained a forensic accounting firm, to initiate an internal investigation.

As a result of the internal investigation, management identified inaccuracies related to Belleli EPC projects within our product sales segment in estimating the total costs required to complete projects impacting the years ended December 31, 2015, 2014, 2013, 2012 and 2011 (including the unaudited quarterly periods within 2015 and 2014). The application of percentage-of-completion accounting principles on Belleli EPC projects is estimated using the cost to total cost basis, which requires an estimate of total costs (labor and materials) required to complete each project. The cost-to-complete estimates for Belleli EPC projects were incorrectly estimated and at times manipulated by or at the direction of certain former members of Belleli EPC local senior management, resulting in a misstatement of product sales revenue. The inaccurate cost-to-complete estimates for some Belleli EPC projects also resulted in the need to establish and/or increase contract loss provisions for certain projects, and as a result, product sales cost of sales was misstated. Additionally, penalties for liquidated damages on certain projects were not correctly estimated. Furthermore, other errors within product sales cost of sales on Belleli EPC projects were identified, primarily relating to vendor claims, customer warranties and costs being charged to incorrect projects. As a result of the errors and conduct identified, our product sales revenue and cost of sales were overstated by $6.9 million and $6.1 million, respectively, during the three months ended March 31, 2015. These errors and inaccuracies also resulted in the misstatement of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, billings on uncompleted contracts in excess of costs and estimated earnings, accrued liabilities and related income tax effects for each of the periods impacted.

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

Along with restating our financial statements to correct the errors discussed above, we recorded adjustments for certain immaterial accounting errors as of December 31, 2015 and for the three months ended March 31, 2015.

We delayed the filing of this Quarterly Report on Form 10-Q pending the completion of the internal investigation, including the completion of the restatement. As a result of that investigation, the historical financial statements included in this Form 10-Q have been restated to reflect the adjustments described above. The restatement has been set forth below for the periods presented and in its entirety in the 2015 Form 10-K/A which the Company has filed with the SEC concurrently with this Form 10-Q.

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

The tables below summarize the effects of the restatement on our (i) balance sheet at December 31, 2015, (ii) statement of operations for the three months ended March 31, 2015, (iii) statement of comprehensive income for the three months ended March 31, 2015, (iv) statement of stockholders’ equity for the three months ended March 31, 2015 and (v) statement of cash flows for the three months ended March 31, 2015.

The effects of the restatement on our balance sheet as of December 31, 2015 are set forth in the following table (in thousands):

	December 31, 2015
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments (1)	As Restated and Reclassified
ASSETS

Current assets:
Cash and cash equivalents	$29,032	$—	$—	$29,032
Restricted cash	1,490	—	—	1,490
Accounts receivable, net of allowance	372,105	(714)	(7,810)	363,581
Inventory	210,554	(2,042)	(431)	208,081
Costs and estimated earnings in excess of billings on uncompleted contracts	119,621	(36,644)	(17,666)	65,311
Other current assets	60,896	(205)	(6,825)	53,866
Current assets associated with discontinued operations	191	—	32,732	32,923
Total current assets	793,889	(39,605)	—	754,284
Property, plant and equipment, net	899,402	(2,940)	(38,274)	858,188
Deferred income taxes	86,807	(697)	—	86,110
Intangible and other assets, net	62,261	(10,721)	(7)	51,533
Long-term assets associated with discontinued operations	—	—	38,281	38,281
Total assets	$1,842,359	$(53,963)	$—	$1,788,396

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$94,353	$213	$(7,839)	$86,727
Accrued liabilities	129,880	48,517	(2,556)	175,841
Deferred revenue	31,675	—	—	31,675
Billings on uncompleted contracts in excess of costs and estimated earnings	38,666	1,243	(2,001)	37,908
Current liabilities associated with discontinued operations	1,249	—	12,396	13,645
Total current liabilities	295,823	49,973	—	345,796
Long-term debt	525,593	—	—	525,593
Deferred income taxes	22,531	(13)	1	22,519
Long-term deferred revenue	59,769	—	—	59,769
Other long-term liabilities	28,626	—	(5,918)	22,708
Long-term liabilities associated with discontinued operations	158	—	5,917	6,075
Total liabilities	932,500	49,960	—	982,460

Stockholders’ equity:
Common stock	352	—	—	352
Additional paid-in capital	932,058	(126,303)	—	805,755
Accumulated deficit	(36,483)	7,168	—	(29,315)
Treasury stock	(54)	—	—	(54)
Accumulated other comprehensive income	13,986	15,212	—	29,198
Total stockholders’ equity	909,859	(103,923)	—	805,936
Total liabilities and stockholders’ equity	$1,842,359	$(53,963)	$—	$1,788,396

(1)
As discussed in Note 3, in the first quarter of 2016, we committed to a plan to exit the critical process equipment business, which provides engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities (referred to as “Belleli CPE” or the “Belleli CPE business” herein). We completed the sale of our Belleli CPE business in August 2016. The results of our Belleli CPE business have been reclassified to discontinued operations in our financial statements for all periods presented.

The effects of the restatement on our statement of operations for the three months ended March 31, 2015 are set forth in the following table (in thousands, except per share data):

	Three Months Ended March 31, 2015
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments (1)	As Restated and Reclassified
Revenues:
Contract operations	$120,691	$—	$—	$120,691
Aftermarket services	36,244	—	—	36,244
Product sales—third parties	319,274	(6,932)	(5,295)	307,047
Product sales—affiliates	55,838	—	—	55,838
	532,047	(6,932)	(5,295)	519,820
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	44,339	—	—	44,339
Aftermarket services	25,157	—	—	25,157
Product sales	318,486	(6,087)	(4,774)	307,625
Selling, general and administrative	58,566	—	(750)	57,816
Depreciation and amortization	38,795	97	(877)	38,015
Long-lived asset impairment	4,579	—	—	4,579
Interest expense	507	—	—	507
Equity in income of non-consolidated affiliates	(5,006)	—	—	(5,006)
Other (income) expense, net	8,391	(898)	295	7,788
	493,814	(6,888)	(6,106)	480,820
Income before income taxes	38,233	(44)	811	39,000
Provision for income taxes	19,384	1,071	—	20,455
Income from continuing operations	18,849	(1,115)	811	18,545
Income from discontinued operations, net of tax	18,743	—	(811)	17,932
Net income	$37,592	$(1,115)	$—	$36,477

Basic net income per common share:
Income from continuing operations per common share	$0.55	$(0.04)	$0.02	$0.53
Income from discontinued operations per common share	0.55	—	(0.02)	0.53
Net income per common share	$1.10	$(0.04)	$—	$1.06

Diluted net income per common share:
Income from continuing operations per common share	$0.55	$(0.04)	$0.02	$0.53
Income from discontinued operations per common share	0.55	—	(0.02)	0.53
Net income per common share	$1.10	$(0.04)	$—	$1.06

(1)
As discussed in Note 3, in the first quarter of 2016, we committed to a plan to exit our Belleli CPE business, which provides engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities. We completed the sale of our Belleli CPE business in August 2016. The results of our Belleli CPE business have been reclassified to discontinued operations in our financial statements for all periods presented.

The effects of the restatement on our statement of comprehensive income for the three months ended March 31, 2015 are set forth in the following table (in thousands):

	Three Months Ended March 31, 2015
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	As Restated and Reclassified
Net income	$37,592	$(1,115)	$—	$36,477
Other comprehensive loss:
Foreign currency translation adjustment	(10,362)	2,617	—	(7,745)
Comprehensive income	$27,230	$1,502	$—	$28,732

The effects of the restatement on our statement of stockholders’ equity for the three months ended March 31, 2015 are set forth in the following table (in thousands):

	Three Months Ended March 31, 2015
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	As Restated and Reclassified
Balance, January 1, 2015	$1,451,822	$(87,487)	$—	$1,364,335
Net income	37,592	(1,115)	—	36,477
Net contributions from parent	10,311	(13)	—	10,298
Foreign currency translation adjustment	(10,362)	2,617	—	(7,745)
Balance, March 31, 2015	$1,489,363	$(85,998)	$—	$1,403,365

The effects of the restatement on our statement of cash flows for the three months ended March 31, 2015 are set forth in the following table (in thousands):

	Three Months Ended March 31, 2015
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments (1)	As Restated and Reclassified
Cash flows from operating activities:
Net income	$37,592	$(1,115)	$—	$36,477
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38,795	97	(877)	38,015
Long-lived asset impairment	4,579	—	—	4,579
Income from discontinued operations, net of tax	(18,743)	—	811	(17,932)
Provision for doubtful accounts	324	—	(148)	176
Gain on sale of property, plant and equipment	(130)	—	5	(125)
Equity in income of non-consolidated affiliates	(5,006)	—	—	(5,006)
Loss on remeasurement of intercompany balances	7,508	—	—	7,508
Stock-based compensation expense	2,015	—	—	2,015
Deferred income tax provision	3,532	1,070	—	4,602
Changes in assets and liabilities:
Accounts receivable and notes	28,369	(5,213)	9,016	32,172
Inventory	(26,388)	—	(9)	(26,397)
Costs and estimated earnings versus billings on uncompleted contracts	12,304	12,145	(10,058)	14,391
Other current assets	(15,883)	(40)	3,577	(12,346)
Accounts payable and other liabilities	(40,480)	(6,104)	(711)	(47,295)
Deferred revenue	(3,571)	—	—	(3,571)
Other	(2,738)	(827)	363	(3,202)
Net cash provided by continuing operations	22,079	13	1,969	24,061
Net cash provided by discontinued operations	2,240	—	(1,969)	271
Net cash provided by operating activities	24,319	13	—	24,332

Cash flows from investing activities:
Capital expenditures	(40,549)	—	26	(40,523)
Proceeds from sale of property, plant and equipment	3,600	—	—	3,600
Return of investments in non-consolidated affiliates	5,006	—	—	5,006
Net cash used in continuing operations	(31,943)	—	26	(31,917)
Net cash provided by discontinued operations	16,530	—	(26)	16,504
Net cash used in investing activities	(15,413)	—	—	(15,413)

Cash flows from financing activities:
Net contributions from parent	3,414	(13)	—	3,401
Net cash provided by financing activities	3,414	(13)	—	3,401

Effect of exchange rate changes on cash and cash equivalents	(231)	—	—	(231)
Net increase in cash and cash equivalents	12,089	—	—	12,089
Cash and cash equivalents at beginning of period	39,361	—	—	39,361
Cash and cash equivalents at end of period	$51,450	$—	$—	$51,450

(1)
As discussed in Note 3, in the first quarter of 2016, we committed to a plan to exit our Belleli CPE business, which provides engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities. We completed the sale of our Belleli CPE business in August 2016. The results of our Belleli CPE business have been reclassified to discontinued operations in our financial statements for all periods presented.

3. Discontinued Operations

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received an installment payment, including an annual charge, totaling $18.7 million during the three months ended March 31, 2015. The remaining principal amount due to us of approximately $66 million as of March 31, 2016, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In connection with the sale of these assets, we have agreed to suspend the arbitration proceeding previously filed by our Spanish subsidiary against Venezuela pending payment in full by PDVSA Gas of the purchase price for these nationalized assets.

In accordance with the separation and distribution agreement, a subsidiary of Archrock has the right to receive payments from EESLP based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our previously nationalized assets promptly after such amounts are collected by our subsidiaries. See Note 17 for further discussion related to our contingent liability to Archrock.

In the first quarter of 2016, we committed to a plan to exit our Belleli CPE and Belleli EPC businesses (collectively, “Belleli businesses”) to focus on our core oil and gas businesses. Belleli CPE provides engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities. Belleli EPC provides engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants. Belleli CPE met the held for sale criteria and is reflected as discontinued operations in our financial statements for all periods presented. As discussed in Note 19, we completed the sale of our Belleli CPE business in August 2016. Belleli CPE was previously included in our product sales segment. In conjunction with the planned disposition of Belleli CPE, we recorded impairments of long-lived assets, costs and estimated earnings in excess of billings on uncompleted contracts and other current assets, that totaled $61.6 million during the three months ended March 31, 2016. The impairment charges are reflected in income (loss) from discontinued operations, net of tax. In accordance with GAAP, Belleli EPC will not be reflected as discontinued operations until the substantial cessation of the remaining non-oil and gas business. During the first quarter of 2016, we ceased the booking of new orders for our Belleli EPC business. Belleli EPC is included in our product sales segment. Our plan to exit our Belleli EPC business resulted in a reduction in the remaining useful lives of the assets that are currently used in the Belleli EPC business and a long-lived asset impairment charge of $0.7 million impacting results from continuing operations during the three months ended March 31, 2016.

The following table summarizes the operating results of discontinued operations (in thousands):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Venezuela	Belleli CPE	Total	Venezuela	Belleli CPE	Total
Revenue	$—	$11,929	$11,929	$—	$5,295	$5,295
Cost of sales (excluding depreciation and amortization expense)	—	11,674	11,674	—	4,774	4,774
Selling, general and administrative	38	1,893	1,931	84	750	834
Depreciation and amortization	—	861	861	—	877	877
Long-lived asset impairment	—	61,636	61,636	—	—	—
Recovery attributable to expropriation	(6)	—	(6)	(16,506)	—	(16,506)
Interest expense	—	8	8	—	—	—
Other (income) expense, net	(268)	220	(48)	(2,321)	(295)	(2,616)
Income (loss) from discontinued operations, net of tax	$236	$(64,363)	$(64,127)	$18,743	$(811)	$17,932

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	March 31, 2016			December 31, 2015
	Venezuela	Belleli CPE	Total	Venezuela	Belleli CPE	Total
Cash	$48	$—	$48	$177	$—	$177
Accounts receivable	—	14,545	14,545	—	7,810	7,810
Inventory	—	436	436	—	431	431
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	—	—	17,666	17,666
Other current assets	1	676	677	14	6,825	6,839
Total current assets associated with discontinued operations	49	15,657	15,706	191	32,732	32,923
Property, plant and equipment, net	—	—	—	—	38,274	38,274
Intangible and other assets, net	—	—	—	—	7	7
Total assets associated with discontinued operations	$49	$15,657	$15,706	$191	$71,013	$71,204

Accounts payable	$—	$8,217	$8,217	$—	$7,839	$7,839
Accrued liabilities	1,013	2,082	3,095	1,249	2,556	3,805
Billings on uncompleted contracts in excess of costs and estimated earnings	—	8,948	8,948	—	2,001	2,001
Total current liabilities associated with discontinued operations	1,013	19,247	20,260	1,249	12,396	13,645
Other long-term liabilities	9	6,608	6,617	158	5,917	6,075
Total liabilities associated with discontinued operations	$1,022	$25,855	$26,877	$1,407	$18,313	$19,720

4. Inventory

Inventory consisted of the following amounts (in thousands):

	March 31, 2016	December 31, 2015
		As Restated
Parts and supplies	$123,522	$133,558
Work in progress	36,828	41,184
Finished goods	34,291	33,339
Inventory	$194,641	$208,081

5. Product Sales Contracts

Costs, estimated earnings and billings on uncompleted contracts that are recognized using the percentage-of-completion method consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
		As Restated
Costs incurred on uncompleted contracts	$649,922	$664,229
Estimated earnings	27,564	44,915
	677,486	709,144
Less — billings to date	(662,915)	(681,741)
	$14,571	$27,403

Costs, estimated earnings and billings on uncompleted contracts are presented in the accompanying financial statements as follows (in thousands):

	March 31, 2016	December 31, 2015
		As Restated
Costs and estimated earnings in excess of billings on uncompleted contracts	$52,129	$65,311
Billings on uncompleted contracts in excess of costs and estimated earnings	(37,558)	(37,908)
	$14,571	$27,403

6. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
		As Restated
Compression equipment, facilities and other fleet assets (1)	$1,462,323	$1,527,328
Land and buildings	114,003	117,247
Transportation and shop equipment	145,730	144,413
Other	102,679	99,035
	1,824,735	1,888,023
Accumulated depreciation (1)	(999,917)	(1,029,835)
Property, plant and equipment, net	$824,818	$858,188
___________________

(1)
During the three months ended March 31, 2016, we retired $81.9 million of fully depreciated capitalized installation costs relating to a contract operations project in the Eastern Hemisphere that early terminated operations in January 2016.

7. Investments in Non-Consolidated Affiliates

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

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received an installment payment, including an annual charge, of $5.2 million and $5.0 million during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the remaining principal amount due to us was approximately $9 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as equity in income of non-consolidated affiliates in our statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

In accordance with the separation and distribution agreement, a subsidiary of Archrock has the right to receive payments from EESLP based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries. Pursuant to the separation and distribution agreement, we transferred cash of $5.2 million to Archrock during the three months ended March 31, 2016. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. See Note 17 for further discussion related to our contingent liability to Archrock.

8. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Revolving credit facility due November 2020	$190,000	$285,000
Term loan facility due November 2017	245,000	245,000
Other, interest at various rates, collateralized by equipment and other assets	773	836
Unamortized deferred financing costs	(4,551)	(5,243)
Long-term debt	$431,222	$525,593

Revolving Credit Facility and Term Loan

On July 10, 2015, we and our wholly owned subsidiary, EESLP, entered into a $750.0 million credit agreement (the “Credit Agreement”) with Wells Fargo, as the administrative agent, and various financial institutions as lenders. On October 5, 2015, the parties amended and restated the Credit Agreement to provide for a $925.0 million credit facility, consisting of a $680.0 million revolving credit facility and a $245.0 million term loan facility (collectively, the “Credit Facility”). Availability under the Credit Facility was subject to the satisfaction of certain conditions precedent, including the consummation of the Spin-off on or before January 4, 2016 (the date on which those conditions were satisfied, November 3, 2015, is referred to as the “Initial Availability Date”). In accordance with the Credit Agreement, we are required to repay borrowings outstanding under the term loan facility on each anniversary of the Initial Availability Date in an amount equal to the lesser of (i) $12.3 million and (ii) the outstanding principal balance of the term loan facility. The principal amount of $12.3 million due in November 2016 under the term loan facility is classified as long-term in our balance sheet at March 31, 2016 because we have the intent and ability to refinance the current principal amount due with borrowings under our existing revolving credit facility.

As of March 31, 2016, we had $190.0 million in outstanding borrowings and $80.2 million in outstanding letters of credit under our revolving credit facility. At March 31, 2016, taking into account guarantees through letters of credit, we had undrawn capacity of $409.8 million under our revolving credit facility. Our Credit Agreement limits our Total Debt (as defined in the Credit Agreement) to EBITDA ratio (as defined in the Credit Agreement) to not greater than 3.75 to 1.0 (which will increase to 4.50 to 1.0 following the completion of a qualified capital raise). As a result of this limitation, $337.9 million of the $409.8 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of March 31, 2016.

In connection with the restatement, we entered into amendments to our Credit Agreement subsequent to March 31, 2016 which are discussed in more detail in Note 19.

9. Fair Value Measurements

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

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2016 and 2015, with pricing levels as of the date of valuation (in thousands):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$—	$—	$—	$—
Impaired assets—Discontinued operations	—	—	15,657	—	—	—
Long-term receivable from the sale of our Canadian Operations	—	—	—	—	—	5,100

Our estimate of the fair value of the impaired assets of Belleli CPE, which are classified as discontinued operations, during the three months ended March 31, 2016 was based on our expected proceeds from the sale of Belleli CPE, net of selling costs. Our estimate of the impaired long-lived assets’ fair value for the three months ended March 31, 2015 was primarily based on the estimated component value of the equipment on each compressor unit that we plan to use. In April 2015, we accepted an offer to early settle the outstanding note receivable due to us relating to the previous sale of our Canadian contract operations and aftermarket services businesses (“Canadian Operations”) for $5.1 million.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables and debt. At March 31, 2016 and December 31, 2015, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our balance sheets. Due to the variable rate nature of our long-term debt, the carrying values approximate their fair values as the rates on our long-term debt are comparable to current market rates at which debt with similar terms could be obtained.

10. Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

As discussed in Note 3, in the first quarter of 2016, we committed to a plan to exit our Belleli EPC business to focus on our core oil and gas businesses. Because we ceased the booking of new orders for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants, customer relationship intangible assets related to our Belleli EPC business were assessed to have no future benefit to us. As a result, we recorded a long-lived asset impairment charge of $0.7 million during the three months ended March 31, 2016. In addition, the property, plant and equipment of our Belleli EPC business was reviewed for recoverability. As a result, the remaining useful lives of Belleli EPC non-oil and gas property, plant and equipment were reduced to reflect their estimated date of the cessation.

We regularly review the future deployment of our idle compression assets used in our contract operations segment for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. During the three months ended March 31, 2015, we determined that six idle compressor units totaling approximately 7,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $3.2 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the estimated component value of the equipment on each compressor unit that we plan to use.

During the first quarter of 2015, we evaluated a long-term note receivable from the purchaser of our Canadian Operations for impairment. This review was triggered by an offer from the purchaser of our Canadian Operations to prepay the note receivable at a discount to its then current book value. The fair value of the note receivable as of March 31, 2015 was based on the amount offered by the purchaser of our Canadian Operations to prepay the note receivable. The difference between the book value of the note receivable at March 31, 2015 and its fair value resulted in the recording of an impairment of long-lived assets of $1.4 million. In April 2015, we accepted the offer to early settle this note receivable.

11. Restructuring and Other Charges

During the three months ended March 31, 2016, we incurred $1.6 million of costs associated with the Spin-off related to retention awards to certain employees of $1.3 million and the start-up of certain stand-alone functions. Retention awards are being amortized over the required service period of each applicable employee. The charges incurred in conjunction with the Spin-off are included in restructuring and other charges in our statements of operations. We currently estimate that we will incur additional one-time expenditures of approximately $2.6 million related to retention awards to certain employees in the form of cash and stock-based compensation through November 2017.

As a result of unfavorable market conditions in North America, combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices, in the second quarter of 2015, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities. During the three months ended March 31, 2016, we incurred $11.0 million of restructuring and other charges as a result of this plan for employee termination benefits and related consulting fees. Costs incurred for employee termination benefits during the three months ended March 31, 2016 were $10.7 million, of which $8.1 million related to our product sales business. These charges are reflected as restructuring and other charges in our statements of operations. We currently estimate that we will incur additional charges with respect to this cost reduction plan of approximately $11.0 million. We expect the majority of the estimated additional charges will result in cash expenditures. Accrued liabilities related to the cost reduction plan are based on estimates that may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the three months ended March 31, 2016 (in thousands):

	Spin-off	Cost Reduction Plan	Total
Beginning balance at January 1, 2016	$1,083	$565	$1,648
Additions for costs expensed	1,602	10,965	12,567
Less non-cash expense	(604)	(437)	(1,041)
Reductions for payments	(879)	(3,161)	(4,040)
Ending balance at March 31, 2016	$1,202	$7,932	$9,134

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the three months ended March 31, 2016 (in thousands):

Three Months Ended March 31, 2016
Consulting fees	$22
Start-up of stand-alone functions	277
Retention awards to certain employees	1,325
Employee termination benefits	10,721
Other	222
Total restructuring and other charges	$12,567

Additionally, in the first quarter of 2016, we committed to a plan to exit our Belleli EPC business to focus on our core oil and gas businesses. Our plan to exit our Belleli EPC business resulted in a reduction in the remaining useful lives of the assets that are currently used in the Belleli EPC business and a long-lived asset impairment charge of $0.7 million impacting results from continuing operations during the three months ended March 31, 2016. See Note 10 for further discussion relating to this impairment charge and Note 3 for further discussion related to our plan to exit our Belleli businesses.

12. Deferred Income Taxes

As of December 31, 2015, we had approximately $152.0 million of U.S. deferred tax assets. These deferred tax assets primarily related to U.S. federal net operating loss carryforwards of $65.9 million that can be used to offset future U.S. federal taxable income, and carryforwards for foreign tax credits of $72.0 million, research and development credits of $31.3 million and alternative minimum tax credits of $5.1 million that can reduce our U.S. federal income taxes payable in future periods. Most of these carryforwards will expire if they are not used within certain periods. At this time, we consider it more-likely-than-not that we will have sufficient taxable income of the appropriate character in the future that will allow us to realize these U.S. deferred tax assets, other than in cases where valuation allowances were previously recorded. As of December 31, 2015, approximately $49.7 million of valuation allowances were recorded against our U.S. deferred tax assets.

Management assesses all available positive and negative evidence to estimate our ability to generate sufficient future taxable income of the appropriate character, and in the appropriate taxing jurisdictions, to permit use of our existing deferred tax assets. A significant piece of objective negative evidence is a cumulative loss incurred over a three-year period in a taxing jurisdiction. Prevailing accounting practice is that such objective evidence would limit the ability to consider other subjective evidence, such as our projections for future growth. If we were to incur a three-year cumulative loss in the U.S. at some point during 2016, additional valuation allowances of approximately $65 million could be required against our U.S. deferred tax assets that existed at December 31, 2015, which would materially increase our income tax expense in the period the valuation allowances are recognized.

13. Related Party Transactions

Spin Agreements

In connection with the completion of the Spin-off, on November 3, 2015, we entered into several agreements with Archrock and certain subsidiaries of Archrock and, with respect to certain agreements, a subsidiary of Archrock Partners (named Exterran Partners, L.P. prior to November 3, 2015) (“Archrock Partners”), that govern the Spin-off and the relationship among the parties following the Spin-off, including the following agreements (collectively, the “Spin Agreements”): separation and distribution agreement, tax matters agreement, employee matters agreement, transition services agreement, supply agreement, storage agreements and services agreements. Pursuant to the transition services agreement, we recorded selling, general and administrative expense of $0.3 million and other income of $0.7 million during the three months ended March 31, 2016.

Transactions with Affiliates

All intercompany transactions and accounts within these financial statements have been eliminated. All affiliate transactions occurring prior to the Spin-off between the international services and product sales businesses of Archrock and the other businesses of Archrock have been included in these financial statements. Prior to the Spin-off sales of newly-manufactured compression equipment from the product sales business of EESLP to Archrock Partners were used in the U.S. services business of Archrock and were made pursuant to an omnibus agreement between the parties and other affiliates of both entities. Through November 3, 2015, per the omnibus agreement, revenue was determined by the cost to manufacture such equipment plus a fixed margin. During the three months ended March 31, 2015, we recorded product sales revenue from affiliates of $55.8 million and cost of sales of $51.3 million from the sale of newly-manufactured compression equipment to Archrock Partners. Subsequent to November 3, 2015, sales to Archrock Partners are considered sales to third parties.

Prior to the closing of the Spin-off, EESLP also had a fleet of compression units used to provide compression services in the U.S. services business of Archrock. Revenue prior to the Spin-off was not recognized in our statements of operations for the sale of compressor units by us that were used by EESLP to provide compression services to customers of the U.S. services business of Archrock. The costs of these units were treated as a reduction of parent equity in the balance sheets and a distribution to parent in the statements of cash flows and totaled $16.5 million during the three months ended March 31, 2015. Subsequent to November 3, 2015, sales to Archrock are considered sales to third parties.

Allocation of Expenses

For the periods prior to the Spin-off, the statements of operations also includes expense allocations for certain functions performed by Archrock which have not been historically allocated to its operating segments, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology. Included in our selling, general and administrative expense during the three months ended March 31, 2015 were $14.9 million of allocated corporate expenses incurred by Archrock prior to the Spin-off. These costs were allocated to us systematically based on specific department function and revenue. Management believes the assumptions underlying the financial statements, including the assumptions regarding allocating expenses from Archrock, are reasonable. Nevertheless, the financial statements may not be representative of the actual expenses that would have been incurred had we been a stand-alone public company during the periods presented and, consequently, may not reflect our combined results of operations, financial position and cash flows had we been a stand-alone public company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

Cash Management

Prior to the closing of the Spin-off, EESLP provided centralized treasury functions for Archrock’s U.S. operations, whereby EESLP regularly transferred cash both to and from U.S. subsidiaries of Archrock, as necessary. In conjunction therewith, the intercompany transactions between our U.S. subsidiaries and the other U.S. subsidiaries of Archrock were considered to be effectively settled in cash in these financial statements for the periods prior to the Spin-off. Intercompany receivables/payables from/to related parties arising from transactions with affiliates and expenses allocated from Archrock described above were included in net contributions from parent in the financial statements.

Net Contributions from Parent

Parent equity, which included retained earnings prior to the Spin-off, represents Archrock’s interest in our recorded net assets. Prior to the Spin-off, all transactions between us and Archrock were presented in the accompanying statements of stockholders’ equity as net contributions from parent. A reconciliation of net contributions from parent in the statements of stockholders’ equity to the corresponding amount presented in the statements of cash flows for the three months ended March 31, 2015 as follows (in thousands):

Three Months Ended March 31, 2015
As Restated
Net contributions from parent per the statements of stockholders’ equity	$10,298
Stock-based compensation expenses prior to the Spin-off	(2,015)
Stock-based compensation excess tax benefit prior to the Spin-off	764
Net transfers of property, plant and equipment from parent prior to the Spin-off	(5,646)
Net contributions from parent per statements of cash flows	$3,401

14. Stockholders’ Equity

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in stockholders’ equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income consists of foreign currency translation adjustments.

The following table presents the changes in accumulated other comprehensive income, net of tax, during the three months ended March 31, 2015 and 2016 (in thousands):

Foreign Currency Translation Adjustment
Accumulated other comprehensive income, January 1, 2015 (As Restated)	$26,745
Loss recognized in other comprehensive income (loss) (As Restated)	(7,745)
Accumulated other comprehensive income, March 31, 2015 (As Restated)	$19,000

Accumulated other comprehensive income, January 1, 2016	$29,198
Income recognized in other comprehensive income (loss)	2,313
Accumulated other comprehensive income, March 31, 2016	$31,511

15. Stock-Based Compensation

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

Stock-based compensation expense prior to the Spin-off only related to employees directly involved in our operations, and therefore, excluded stock-based compensation expense related to Archrock employees that supported both the international services and product sales businesses and the other businesses of Archrock that it retained after the Spin-off. Stock-based compensation expense subsequent to the Spin-off relates to employees, directors and consultants of Exterran Corporation, and such awards may consist of awards for either our common stock or Archrock’s common stock.

Stock Options

Stock options are granted at fair market value at the grant date, are exercisable according to the vesting schedule established and generally expire no later than ten years after the grant date. Stock options generally vest one-third per year on each of the first three anniversaries of the grant date.

The table below presents the changes in stock option awards for our common stock during the three months ended March 31, 2016. Options outstanding relate to employees, directors and consultants of us and Archrock.

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2016	434	$18.53
Granted	—	—
Exercised	(56)	12.40
Cancelled	(20)	36.86
Options outstanding, March 31, 2016	358	18.46	2.5	$888
Options exercisable, March 31, 2016	346	17.97	2.4	888

Intrinsic value is the difference between the market value of our common stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised to purchase our common stock during the three months ended March 31, 2016 was $0.1 million. As of March 31, 2016, we expect to recognize less than $0.1 million of additional compensation cost related to unvested stock options issued to our employees, directors and consultants, related to options to purchase either our common stock or Archrock’s common stock.

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

The table below presents the changes in restricted stock, restricted stock unit, performance unit, cash settled restricted stock unit and cash settled performance unit for our common stock during the three months ended March 31, 2016. Non-vested awards relate to employees, directors and consultants of us and Archrock. Awards granted subsequent to November 3, 2015 only relate to our employees, directors and consultants.

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2016	1,004	$22.17
Granted	763	15.46
Vested	(397)	22.98
Cancelled	(29)	24.87
Non-vested awards, March 31, 2016 (1)	1,341	18.05
________________________________

(1)
Non-vested awards as of March 31, 2016 are comprised of 27,000 cash settled restricted stock units and cash settled performance units and 1,314,000 restricted shares, restricted stock units and performance units.

As of March 31, 2016, we expect $23.5 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units issued to our employees, in the form of either our common stock or Archrock’s common stock, to be recognized over the weighted-average vesting period of 2.3 years.

16. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Under the two-class method, basic net income (loss) per common share is determined by dividing net income (loss) after deducting amounts allocated to participating securities, by the weighted average number of common shares outstanding for the period. Participating securities include our unvested restricted stock and certain stock settled restricted stock units that have nonforfeitable rights to receive dividends or dividend equivalents, whether paid or unpaid. During periods of net loss from continuing operations, no effect is given to participating securities because they do not have a contractual obligation to participate in our losses.

Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options to purchase common stock and non-participating restricted stock units, unless their effect would be anti-dilutive.

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

The following table presents a reconciliation of basic and diluted net income (loss) per common share for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
		As Restated
Numerator for basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$(28,830)	$18,545
Income (loss) from discontinued operations, net of tax	(64,127)	17,932
Less: Net income attributable to participating securities	—	—
Net income (loss) — used in basic and diluted net income (loss) per common share	$(92,957)	$36,477

Weighted average common shares outstanding including participating securities	35,404	34,286
Less: Weighted average participating securities outstanding	(945)	—
Weighted average common shares outstanding — used in basic net income (loss) per common share	34,459	34,286
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	—
Weighted average common shares outstanding — used in diluted net income (loss) per common share	34,459	34,286

Net income (loss) per common share:
Basic	$(2.70)	$1.06
Diluted	$(2.70)	$1.06

*	Excluded from diluted net income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income (loss) per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	243	*
On exercise of options and vesting of restricted stock units	58	*
Net dilutive potential common shares issuable	301	—

*	Not applicable for the period.

17. Commitments and Contingencies

Guarantees

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of March 31, 2016
Performance guarantees through letters of credit (1)	2016 - 2021	$175,317
Standby letters of credit	2016 - 2017	6,792
Commercial letters of credit	2016	451
Bid bonds and performance bonds (1)	2016 - 2023	81,298
Maximum potential undiscounted payments		$263,858
________________________________

(1)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.

Contingencies

See Note 3 and Note 7 for a discussion of our gain contingencies related to assets that were expropriated in Venezuela.

Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries until Archrock’s subsidiary has received an aggregate amount of such payments up to the lesser of (i) $125.8 million, plus the aggregate amount of all reimbursable expenses incurred by Archrock and its subsidiaries in connection with recovering any PDVSA Gas default installment payments following the completion of the Spin-off or (ii) $150.0 million. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. Pursuant to the separation and distribution agreement, we transferred cash of $5.2 million to Archrock during the three months ended March 31, 2016. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. As of March 31, 2016, the remaining principal amount due to us from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets was approximately $75 million. In subsequent periods, the recognition of a liability, if applicable, resulting from this contingency to Archrock is expected to impact equity, and as such, is not expected to have an impact on our statements of operations.

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

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of March 31, 2016 and December 31, 2015, we had accrued $2.5 million and $3.1 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

Contracts Containing Liquidated Damages Provisions

Some of our product sales contracts have schedule dates and performance obligations that if not met could subject us to penalties for liquidated damages. These generally relate to specified activities that must be completed by a set contractual date or by achievement of a specified level of output or throughput. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating or settling claims and closing out the contract. As of March 31, 2016, estimated penalties for liquidated damages of $20.9 million have been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. We believe that we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being incurred by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher liquidated damages amounts. Additionally, we have asserted claims, or intend to assert claims, against certain customers that, if settled, could result in a release of such claims in exchange for release of certain liquidated damages currently recorded in our financial statements. We recognize claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. These requirements are satisfied when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in our performance, claim-related costs are identifiable and considered reasonable in view of the work performed, evidence supporting the claim is objective and verifiable and collection is probable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims.

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

18. Reportable Segments

We manage our business segments primarily based upon the type of product or service provided. We have three reportable segments: contract operations, aftermarket services and product sales. The contract operations segment primarily provides natural gas compression services, production and processing equipment services and maintenance services to meet specific customer requirements on assets owned by us. The aftermarket services segment provides a full range of services to support the surface production, compression and processing needs of customers, from parts sales and normal maintenance services to full operation of a customer’s owned assets. The product sales segment provides design, engineering, manufacturing, installation and sale of natural gas compression units and accessories and equipment used in the production, treating and processing of crude oil and natural gas.

We evaluate the performance of our segments based on gross margin for each segment. Revenue includes sales to external customers and affiliates. We do not include intersegment sales when we evaluate our segments’ performance.

The following table presents revenues and other financial information by reportable segment during the three months ended March 31, 2016 and 2015 (in thousands):

Three Months Ended	Contract Operations	Aftermarket Services	Product Sales (1)	Reportable Segments Total (1)(2)
March 31, 2016:
Revenue	$104,759	$30,241	$171,630	$306,630
Gross margin (3)	66,261	7,941	9,738	83,940
March 31, 2015:
Revenue	$120,691	$36,244	$362,885	$519,820
Gross margin (3)	76,352	11,087	55,260	142,699
________________________________

(1)
Financial information for the product sales segment for the three months ended March 31, 2015 has been restated. Refer to Note 2 for further information regarding the restatement of previously reported financial information.

(2)
Consolidated and combined gross margin, a non-GAAP financial measure, is reconciled, in total, to income (loss) before income taxes, its most directly comparable measure calculated and presented in accordance with GAAP, below.

(3)	Gross margin is defined as total revenue less cost of sales (excluding depreciation and amortization expense).

Consolidated and combined gross margin is included as a supplemental disclosure because it is a primary measure used by our management to evaluate the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. As an indicator of our operating performance, consolidated and combined gross margin should not be considered an alternative to, or more meaningful than, income (loss) before income taxes as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

The following table reconciles income (loss) before income taxes to total gross margin (in thousands):

	Three Months Ended March 31,
	2016	2015
		As Restated
Income (loss) before income taxes	$(24,821)	$39,000
Selling, general and administrative	45,738	57,816
Depreciation and amortization	50,933	38,015
Long-lived asset impairment	651	4,579
Restructuring and other charges	12,567	—
Interest expense	8,463	507
Equity in income of non-consolidated affiliates	(5,174)	(5,006)
Other (income) expense, net	(4,417)	7,788
Consolidated and combined gross margin	$83,940	$142,699

19. Subsequent Events

As a result of the events described in Note 2 related to Belleli EPC (including, without limitation, the need to restate previously issued financial statements), on April 22, 2016, June 17, 2016, August 24, 2016 and November 22, 2016, we and our wholly owned subsidiary, EESLP, entered into amendments to the Credit Agreement (as amended, the “Amended Credit Agreement”) with Wells Fargo, as the administrative agent, and various financial institutions as lenders.

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

In June 2016, we received additional installment payments, including an annual charge, from PDVSA Gas relating to the 2012 sale of our and our joint ventures’ previously nationalized assets of $19.3 million and $5.2 million, respectively. In July 2016, we received an additional installment payment, including an annual charge, from PDVSA Gas relating to the 2012 sale of our previously nationalized assets of $19.5 million. As we have not recognized amounts payable to us by PDVSA Gas relating to the 2012 sale of our and our joint ventures’ previously nationalized assets as a receivable but rather as income in the periods such payments are received, the installment payments received in June 2016 and July 2016 relating to our and our joint ventures’ previously nationalized assets will be recognized as income from discontinued operations and equity in income of non-consolidated affiliates, respectively, in the second and third quarter of 2016. Pursuant to the separation and distribution agreement, a notional amount corresponding to the cash we received from the PDVSA Gas installment payments were transferred to Archrock in June 2016 and July 2016. The transfer of cash will be recognized as a reduction to stockholders’ equity in the second and third quarter of 2016.

As discussed in Note 12, management assesses all available positive and negative evidence to estimate our ability to generate sufficient future taxable income of the appropriate character, and in the appropriate taxing jurisdictions, to permit use of our existing deferred tax assets. Based on available information in the second quarter of 2016, we expect to incur a three-year cumulative loss in the U.S. by the end of 2016. Due to this significant negative evidence of cumulative losses, which outweighed the positive evidence of firm sales backlog and projected further taxable income, in the second quarter of 2016 we are no longer able to support that it is more-likely-than-not that we will have sufficient taxable income of the appropriate character in the future that will allow us to realize our U.S. deferred tax assets. As a result, during the second quarter of 2016, we recorded valuation allowances against our U.S. deferred tax assets that existed at December 31, 2015 of $65 million.

In August 2016, we completed the sale of our Belleli CPE business to Tosto S.r.l. for cash proceeds of approximately $5.5 million. Our Belleli CPE business is reflected as discontinued operations in our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated and Combined Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2015 (the “2015 Form 10-K/A”). As described in Note 2 to the Financial Statements, we restated our previously reported financial statements as of December 31, 2015 and for the three months ended March 31, 2015. The impact of the restatement is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our Annual Report on Form 10-K/A for the year ended December 31, 2015, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

•
conditions in the oil and natural gas industry, including a sustained imbalance in the level of supply or demand for oil or natural gas or a sustained low price of oil or natural gas, which could continue to depress or further decrease the demand or pricing for our natural gas compression and oil and natural gas production and processing equipment and services;

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

•	changes in currency exchange rates, including the risk of currency devaluations by foreign governments, and restrictions on currency repatriation;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment and workforce factors, including our ability to hire, train and retain key employees;

•	our ability to implement certain business and financial objectives, such as:

•	winning profitable new business;

•	timely and cost-effective execution of projects;

•	enhancing our asset utilization, particularly with respect to our fleet of compressors;

•	integrating acquired businesses;

•	generating sufficient cash; and

•	accessing the capital markets at an acceptable cost;

•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures;

•	our ability to successfully remediate each of the material weaknesses in our internal control environment disclosed in this report within the time periods and in the manner currently anticipated;

•	the effectiveness of our internal control environment, including the identification of additional control deficiencies;

•	the results of governmental actions relating to pending investigations;

•	the results of shareholder actions relating to the restatement of our financial statements;

•	the agreements related to the spin-off (see “Spin-off” below) thereto and the anticipated effects of restructuring our business; and

•	our level of indebtedness and ability to fund our business.

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

General

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a market leader in the provision of compression, production and processing products and services that support the production and transportation of oil and natural gas throughout the world. We provide these products and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. We operate in three primary business lines: contract operations, aftermarket services and product sales. In our contract operations business line, we have operations outside of the U.S. where we own and operate natural gas compression equipment and crude oil and natural gas production and processing equipment on behalf of our customers. In our aftermarket services business line, we primarily have operations outside of the U.S. where we provide operations, maintenance, overhaul and reconfiguration services to customers who own their own compression, production, processing, treating and related equipment. In our product sales business line, we manufacture natural gas compression packages and oil and natural gas production and processing equipment for sale to our customers throughout the world and for use in our contract operations business line. We also offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as integrated projects.

Spin-off

On November 3, 2015, Archrock, Inc. (named Exterran Holdings, Inc. prior to November 3, 2015) (“Archrock”) completed the spin-off (the “Spin-off”) of its international contract operations, international aftermarket services (the international contract operations and international aftermarket services businesses combined are referred to as the ‘‘international services businesses’’ and include such activities conducted outside of the United States of America (‘‘U.S.’’)) and global fabrication businesses into an independent, publicly traded company named Exterran Corporation. We refer to the global fabrication business previously operated by Archrock as our product sales business. To effect the Spin-off, on November 3, 2015, Archrock distributed, on a pro rata basis, all of our shares of common stock to its stockholders of record as of October 27, 2015 (the “Record Date”). Archrock shareholders received one share of Exterran Corporation common stock for every two shares of Archrock common stock held at the close of business on the Record Date. Pursuant to the separation and distribution agreement with Archrock and certain of our and Archrock’s respective affiliates, on November 3, 2015, we transferred cash of $532.6 million to Archrock. Following the completion of the Spin-off, we and Archrock are independent, publicly traded companies with separate boards of directors and management.

Restatement of Previously Reported Consolidated and Combined Financial Statements

The impact of the restatement is reflected in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For a summary of the effect of the restatement as of December 31, 2015 and for the three months ended March 31, 2015 see Note 2 to the Financial Statements.

As a result of the internal investigation discussed in Note 2 to the Financial Statements, we currently estimate that we will incur cash expenditures, including estimated external legal counsel costs related to the pending SEC investigation, of approximately $31 million associated with the restatement of our financial statements in subsequent periods, some portion of which might be recoverable from Archrock.

Exit of our Belleli Businesses

In the first quarter of 2016, we committed to a plan to exit certain Belleli businesses to focus on our core oil and gas businesses. Specifically we planned to exit the Belleli CPE business comprising of engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities (referred to as “Belleli CPE” or the “Belleli CPE business” herein). In addition, we planned to exit the Belleli EPC business comprising of engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants in the Middle East (referred to as “Belleli EPC” or the “Belleli EPC business” herein). Belleli CPE met the held for sale criteria and is reflected as discontinued operations in our financial statements for all periods presented. As discussed in Note 19 to the Financial Statements, we completed the sale of our Belleli CPE business in August 2016. Belleli CPE was previously included in our product sales segment. In conjunction with the planned disposition of Belleli CPE, we recorded impairments of long-lived assets, costs and estimated earnings in excess of billings on uncompleted contracts and other current assets that totaled $61.6 million during the three months ended March 31, 2016. The impairment charges are reflected in income (loss) from discontinued operations, net of tax. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), Belleli EPC will not be reflected as discontinued operations until the substantial cessation of the remaining non-oil and gas business. During the first quarter of 2016, we ceased the booking of new orders for our Belleli EPC business. Belleli EPC is included in our product sales segment. Our plan to exit our Belleli EPC business resulted in a reduction in the remaining useful lives of the assets that are currently used in the Belleli EPC business and a long-lived asset impairment charge of $0.7 million impacting results from continuing operations during the three months ended March 31, 2016.

The following table summarizes the operating results of our Belleli businesses and our core oil and gas businesses (in thousands):

	Exterran Corporation Excluding Belleli	Belleli			Exterran Corporation Consolidated and Combined
		CPE		EPC
Three Months Ended March 31, 2016
Revenue	$276,667	$—		$29,963	$306,630
Cost of sales (excluding depreciation and amortization expense)	191,103	—		31,587	222,690
Depreciation and amortization	48,407	—		2,526	50,933
Loss from continuing operations	(22,051)	—		(6,779)	(28,830)
Income (loss) from discontinued operations, net of tax (1)	236	(64,363)		—	(64,127)
Net loss	(21,815)	(64,363)		(6,779)	(92,957)
Product sales backlog (at period end)	145,985	—	(2)	137,100	283,085
Third party bookings	20,234	—	(2)	4,639	24,873

Three Months Ended March 31, 2015 (As Restated)
Revenue	$487,394	$—		$32,426	$519,820
Cost of sales (excluding depreciation and amortization expense)	344,408	—		32,713	377,121
Depreciation and amortization	35,255	—		2,760	38,015
Income (loss) from continuing operations	24,144	—		(5,599)	18,545
Income (loss) from discontinued operations, net of tax (1)	18,743	(811)		—	17,932
Net income (loss)	42,887	(811)		(5,599)	36,477
Product sales backlog (at period end)	553,971	—	(2)	158,850	712,821
Third party bookings	63,130	—	(2)	6,538	69,668
____________________

(1)	See Note 3 to the Financial Statements for further discussion regarding discontinued operations.

(2)
As of March 31, 2016 and 2015 product sales backlog for Belleli CPE was $49.1 million and $47.0 million, respectively. During the three months ended March 31, 2016 and 2015 third party bookings for Belleli CPE were $2.9 million and $28.7 million, respectively. As Belleli CPE is no longer a part of our continuing operations, Belleli CPE’s product sales backlog and third party bookings have been excluded from all periods presented.

Basis of Presentation

All financial information presented for periods after the Spin-off represents our consolidated results of operations, financial position and cash flows (referred to as the “condensed consolidated financial statements”) and all financial information for periods prior to the Spin-off represents our combined results of operations, financial position and cash flows (referred to as the “condensed combined financial statements”). Accordingly:

•
Our condensed consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for the three months ended March 31, 2016 consist entirely of our consolidated results. Our condensed combined statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for the three months ended March 31, 2015 consist entirely of the combined results of Archrock’s international services and product sales businesses.

•	Our condensed consolidated balance sheets at March 31, 2016 and December 31, 2015 consist entirely of our consolidated balances.

The condensed combined financial statements were derived from the accounting records of Archrock and reflect the combined historical results of operations, financial position and cash flows of Archrock’s international services and product sales businesses. The condensed combined financial statements were presented as if such businesses had been combined for periods prior to November 4, 2015. All intercompany transactions and accounts within these statements have been eliminated. Affiliate transactions between the international services and product sales businesses of Archrock and the other businesses of Archrock have been included in the condensed combined financial statements, with the exception of product sales within our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”). Prior to the closing of the Spin-off, EESLP also had a fleet of compression units used to provide compression services in the U.S. services business of Archrock. Revenue has not been recognized in the condensed combined statements of operations for the sale of compressor units by us that were used by EESLP to provide compression services to customers of the U.S. services business of Archrock. See Note 13 to the Financial Statements for further discussion on transactions with affiliates.

The condensed combined statements of operations include expense allocations for certain functions historically performed by Archrock and not allocated to its operating segments, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology. See Note 13 to the Financial Statements for further discussion regarding the allocation of corporate expenses.

We refer to the condensed consolidated and combined financial statements collectively as “financial statements,” and individually as “balance sheets,” “statements of operations,” “statements of comprehensive income (loss),” “statements of stockholders’ equity” and “statements of cash flows” herein.

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

Natural gas consumption in the U.S. for the twelve months ended September 30, 2016 remained relatively flat compared to the twelve months ended September 30, 2015. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 0.8% in 2016 compared to 2015. As reported by the BP Energy Outlook 2035, February 2016 edition (“BP Energy Outlook 2035”), North American natural gas consumption and worldwide natural gas consumption is expected to grow annually by an average of approximately 1.5% and 2.0%, respectively, per year between 2015 and 2035.

Natural gas marketed production in the U.S. for the twelve months ended September 30, 2016 decreased by approximately 0.4% compared to the twelve months ended September 30, 2015. The EIA forecasts that total U.S. natural gas marketed production will decrease by 1.6% in 2016 compared to 2015. In addition, according to the BP Energy Outlook 2035, North American natural gas production and worldwide natural gas production is expected to grow annually by an average of approximately 2.4% and 1.9%, respectively, per year between 2015 and 2035.

Global oil and natural gas prices have declined significantly since the third quarter of 2014, which led to declines in U.S. and worldwide capital spending for drilling activity in 2015. In 2016, given the current market environment, we expect continued declines in worldwide capital spending for drilling activity.

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

Overall market activity in North America remains at depressed levels due to the significant decrease in oil and natural gas prices since the third quarter of 2014. The Henry Hub spot price for natural gas was $1.98 per MMBtu at March 31, 2016, which was approximately 25% and 52% lower than prices at March 31, 2015 and September 30, 2014, respectively, and the U.S. natural gas liquid composite price was approximately $4.48 per MMBtu for the month of March 2016, which was approximately 19% and 55% lower than prices for the months of March 2015 and September 2014, respectively. These lower prices have led to reduced drilling of gas wells in North America. In addition, the West Texas Intermediate crude oil spot price as of March 31, 2016 was approximately 23% and 59% lower than prices at March 31, 2015 and September 30, 2014, respectively, which has led to reduced drilling of oil wells. More recently, West Texas Intermediate crude oil prices have improved since the first quarter of 2016, represented by a spot price increase of 27% at October 31, 2016 compared to March 31, 2016. During periods of lower oil or natural gas prices, our customers typically decrease their capital expenditures, which generally results in lower activity levels. As a result of the low oil and natural gas price environment in North America, our customers have sought to significantly reduce their capital and operating expenditure requirements, and as a result, the demand and pricing for the equipment we manufacture in North America have been adversely impacted. Third party booking activity levels for our manufactured products in North America during the three months ended March 31, 2016 were $4.9 million, which represents a decline of approximately 97% and 92% compared to the three months ended December 31, 2015 and March 31, 2015, respectively, and our North America product sales backlog as of March 31, 2016 was $96.5 million, which represents a decline of approximately 57% and 75% compared to December 31, 2015 and March 31, 2015, respectively. We believe these booking levels reflect both our customers’ reduced activity levels in response to the decline in commodity prices and caution on the part of our customers as they seek to reduce costs.

Similarly, in international markets, lower oil and natural gas prices have had a negative impact on the amount of capital investment by our customers in new projects. Our customers have sought to reduce their capital and operating expenditure requirements due to lower oil and natural gas prices. As a result, the demand and pricing for our services and products in international markets have been adversely impacted. However, we believe the impact of lower oil and natural gas prices in international markets will generally be less than we expect to experience in North America for two reasons: first, the longer-term fundamentals influencing our international customers’ demand and, second, the long-term contracts we have in place with some of those international customers, including for our contract operations services. Growth in our international markets depends in part on international infrastructure projects, many of which are based on longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based on longer-term fundamentals that can be less tied to near term commodity prices than our North American customers. Therefore, we believe the demand for our services and products in international markets will continue, and we expect to have opportunities to grow our international businesses over the long term. Third party booking activity levels for our manufactured products in international markets during the three months ended March 31, 2016 were $20.0 million, which represents a decline of approximately 12% and an increase of approximately 67% compared to the three months ended December 31, 2015 and March 31, 2015, respectively, and our international market product sales backlog as of March 31, 2016 was $186.6 million, which represents a decline of approximately 9% and 43% compared to December 31, 2015 and March 31, 2015, respectively. The fluctuations in the size of our bid proposals for new contracts tend to create variability in booking activity levels in international markets from period to period.

Aggregate third party booking activity levels for our manufactured products in North America and international markets during the three months ended March 31, 2016 were $24.9 million, which represents a decline of approximately 87% and 64% compared to the three months ended December 31, 2015 and March 31, 2015, respectively. The aggregate product sales backlog for our manufactured products in North America and international markets as of March 31, 2016 was $283.1 million, which represents a decline of approximately 34% and 60% compared to December 31, 2015 and March 31, 2015, respectively.

The timing of any change in activity levels by our customers is difficult to predict. As a result, our ability to project the anticipated activity level for our business, and particularly our product sales segment, is limited. If capital spending by our customers remains low, we expect bookings in our product sales business in 2016 to be lower than our bookings in 2015. If these reduced booking levels persist for a sustained period, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

Our level of capital spending depends on our forecast for the demand for our products and services and the equipment required to provide services to our customers. We anticipate investing less capital in our contract operations business in 2016 than we did in 2015.

As of December 31, 2015, we had approximately $152.0 million of U.S. deferred tax assets. These deferred tax assets primarily related to U.S. federal net operating loss carryforwards of $65.9 million that can be used to offset future U.S. federal taxable income, and carryforwards for foreign tax credits of $72.0 million, research and development credits of $31.3 million and alternative minimum tax credits of $5.1 million that can reduce our U.S. federal income taxes payable in future periods. Most of these carryforwards will expire if they are not used within certain periods. At this time, we consider it more-likely-than-not that we will have sufficient taxable income of the appropriate character in the future that will allow us to realize these U.S. deferred tax assets, other than in cases where valuation allowances were previously recorded. As of December 31, 2015, approximately $49.7 million of valuation allowances were recorded against our U.S. deferred tax assets.

Management assesses all available positive and negative evidence to estimate our ability to generate sufficient future taxable income of the appropriate character, and in the appropriate taxing jurisdictions, to permit use of our existing deferred tax assets. A significant piece of objective negative evidence is a cumulative loss incurred over a three-year period in a taxing jurisdiction. Prevailing accounting practice is that such objective evidence would limit the ability to consider other subjective evidence, such as our projections for future growth. If we were to incur a three-year cumulative loss in the U.S. at some point during 2016, additional valuation allowances of approximately $65 million could be required against our U.S. deferred tax assets that existed at December 31, 2015, which would materially increase our income tax expense in the period the valuation allowances are recognized.

Operating Highlights

The following tables summarize our total available horsepower, total operating horsepower, average operating horsepower, horsepower utilization percentages and product sales backlog (in thousands, except percentages):

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Total Available Horsepower (at period end)	1,189	1,181	1,239
Total Operating Horsepower (at period end)	971	964	960
Average Operating Horsepower	964	964	971
Horsepower Utilization (at period end)	82%	82%	77%

	March 31, 2016	December 31, 2015	March 31, 2015
		As Restated	As Restated
Product Sales Backlog (1):
Compressor and Accessory Backlog	$75,717	$141,059	$185,640
Production and Processing Equipment Backlog	204,337	281,338	440,591
Installation Backlog	3,031	7,445	86,590
Total Product Sales Backlog	$283,085	$429,842	$712,821
________________________________

(1)
Our product sales backlog consists of unfilled orders based on signed contracts and does not include potential product sales pursuant to letters of intent received from customers. As Belleli CPE is no longer a part of our continuing operations, Belleli CPE’s product sales backlog has been excluded from all periods presented.

Financial Results of Operations

Summary of Results

As discussed in Note 3 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations business and our Belleli CPE business. Those results are reflected in discontinued operations for all periods presented.

Revenue.  Revenue during the three months ended March 31, 2016 and 2015 was $306.6 million and $519.8 million, respectively. The decrease in revenue during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was caused by revenue decreases in all three of our segments, including a significant decrease in revenue from our product sales segment, as discussed further below.

Net income (loss).  We generated net loss of $93.0 million and net income of $36.5 million during the three months ended March 31, 2016 and 2015, respectively. The decrease in net income during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to impairment charges reflected in loss from discontinued operations, net of tax, of $61.6 million related to Belleli CPE during the current year period, a decrease in gross margin in our product sales and contract operations segments and increases in depreciation and amortization expense, interest expense and restructuring and other charges. These activities were partially offset by a decrease in income tax expense, foreign currency gains of $3.6 million in the current year period compared to foreign currency losses of $9.5 million in the prior year period and a decrease in selling, general and administrative (“SG&A”) expense. Net income (loss) during the three months ended March 31, 2016 and 2015 included loss from discontinued operations, net of tax, of $64.1 million and income from discontinued operations, net of tax, of $17.9 million, respectively.

EBITDA, as adjusted.  Our EBITDA, as adjusted, was $38.0 million and $84.6 million during the three months ended March 31, 2016 and 2015, respectively. EBITDA, as adjusted, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 decreased primarily due to a decrease in gross margin in our product sales and contract operations segments, partially offset by a decrease in SG&A expense. EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

The Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Contract Operations
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
Revenue	$104,759	$120,691	(13)%
Cost of sales (excluding depreciation and amortization expense)	38,498	44,339	(13)%
Gross margin	$66,261	$76,352	(13)%
Gross margin percentage (1)	63%	63%	—%
___________________
(1) Defined as gross margin divided by revenue.

The decrease in revenue during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a $10.0 million decrease in revenue in Mexico primarily driven by projects that terminated operations in 2015 and a reduction of recognized deferred revenue resulting from contract extensions, a $6.6 million decrease in revenue in Argentina primarily due to a devaluation of the Argentine peso since the prior year period and a decrease in revenue of $3.4 million resulting from an early termination of a project in the Eastern Hemisphere in January 2016 that had been operating since the third quarter of 2009. These decreases were partially offset by a $4.4 million increase in revenue in Brazil primarily driven by the start-up of a project during the second half of 2015. Gross margin decreased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the revenue decrease explained above, excluding the devaluation of the Argentine peso as the impact on gross margin was insignificant. Gross margin percentage during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 remained flat. The early termination of a project in the Eastern Hemisphere resulted in additional costs during the three months ended March 31, 2016 in the form of depreciation expense, which is excluded from gross margin.

Aftermarket Services
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
Revenue	$30,241	$36,244	(17)%
Cost of sales (excluding depreciation and amortization expense)	22,300	25,157	(11)%
Gross margin	$7,941	$11,087	(28)%
Gross margin percentage	26%	31%	(5)%

The decrease in revenue during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a $6.7 million decrease in revenue in Gabon driven by our cessation of activities in the Gabon market in the first quarter of 2015. Gross margin and gross margin percentage decreased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the revenue decrease explained above, including the receipt of a settlement from a customer in Gabon during the three months ended March 31, 2015, which positively impacted revenue and gross margin by $3.7 million and $2.2 million, respectively.

Product Sales
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
		As Restated
Revenue	$171,630	$362,885	(53)%
Cost of sales (excluding depreciation and amortization expense)	161,892	307,625	(47)%
Gross margin	$9,738	$55,260	(82)%
Gross margin percentage	6%	15%	(9)%

Overall, the recent declines in our product sales bookings and backlog driven by the market downturn have resulted in revenue decreases in each of the regions where we operate. During the three months ended March 31, 2016 compared to the three months ended March 31, 2015, revenue decreased by $135.3 million, $40.4 million and $15.6 million in North America, the Eastern Hemisphere and Latin America, respectively. The decrease in revenue in North America was due to decreases of $72.2 million, $48.5 million and $14.6 million in production and processing equipment revenue, compression equipment revenue and installation revenue, respectively. The decrease in the Eastern Hemisphere revenue was due to decreases of $16.1 million, $14.3 million and $10.0 million in production and processing equipment revenue, installation revenue and compression equipment revenue, respectively. The decrease in Latin America revenue was primarily due to a decrease of $13.0 million in compression equipment revenue. The decreases in gross margin and gross margin percentage were primarily caused by the revenue decrease explained above and continued weakening market conditions resulting in an increasingly aggressive competitive bidding environment.

Costs and Expenses
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
		As Restated
Selling, general and administrative	$45,738	$57,816	(21)%
Depreciation and amortization	50,933	38,015	34%
Long-lived asset impairment	651	4,579	(86)%
Restructuring and other charges	12,567	—	n/a
Interest expense	8,463	507	1,569%
Equity in income of non-consolidated affiliates	(5,174)	(5,006)	3%
Other (income) expense, net	(4,417)	7,788	(157)%

The decrease in SG&A expense during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to our cost reduction plan and included a $5.6 million decrease in compensation and benefits costs in the Eastern Hemisphere and Latin America and a $1.4 million decrease in corporate expenses. SG&A expense as a percentage of revenue was 15% and 11% during the three months ended March 31, 2016 and 2015, respectively. The increase in SG&A expense as a percentage of revenue was primarily due to a significant decrease in product sales revenue during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. For the periods prior to the Spin-off, SG&A expense includes expense allocations for certain functions, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology services performed by Archrock on a centralized basis that historically have not been recorded at the segment level. These costs were allocated to us systematically based on specific department function and revenue. Included in SG&A expense during the three months ended March 31, 2015 was $14.9 million of allocated corporate expenses incurred by Archrock. The actual costs we would have incurred if we had been a stand-alone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

Depreciation and amortization expense during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 increased primarily due to additional depreciation expense of $21.5 million recognized during the three months ended March 31, 2016 on a contract operations project in the Eastern Hemisphere that early terminated operations in January 2016. The depreciation expense recognized in the current year period primarily related to capitalized installation costs. The project had been operating since the third quarter of 2009. This increase was partially offset by a decrease of $5.5 million in depreciation expense on certain contract operations projects in Latin America primarily related to capitalized installation costs that were fully depreciated. Capitalized installation costs, included, among other things, civil engineering, piping, electrical instrumentation and project management costs.

As discussed in Note 3 to the Financial Statements, in the first quarter of 2016, we committed to a plan to exit our Belleli EPC business to focus on our core oil and gas businesses. Because we ceased the booking of new orders for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants, customer relationship intangible assets related to our Belleli EPC business were assessed to have no future benefit to us. As a result, we recorded a long-lived asset impairment charge of $0.7 million during the three months ended March 31, 2016.

We regularly review the future deployment of our idle compression assets used in our contract operations segment for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. During the three months ended March 31, 2015, we determined that six idle compressor units totaling approximately 7,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $3.2 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the estimated component value of the equipment on each compressor unit that we plan to use.

During the first quarter of 2015, we evaluated a long-term note receivable from the purchaser of our Canadian contract operations and aftermarket services businesses (“Canadian Operations”) for impairment. This review was triggered by an offer from the purchaser of our Canadian Operations to prepay the note receivable at a discount to its then current book value. The fair value of the note receivable as of March 31, 2015 was based on the amount offered by the purchaser of our Canadian Operations to prepay the note receivable. The difference between the book value of the note receivable at March 31, 2015 and its fair value resulted in the recording of an impairment of long-lived assets of $1.4 million during the three months ended March 31, 2015. In April 2015, we accepted the offer to early settle this note receivable.

In the second quarter of 2015, we announced a cost reduction plan, primarily focused on workforce reductions and the reorganization of certain facilities. These actions were in response to unfavorable market conditions in North America combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices. As a result of this plan, during the three months ended March 31, 2016, we incurred $11.0 million of restructuring and other charges for employee termination benefits and related consulting fees. Additionally, during the three months ended March 31, 2016, we incurred $1.6 million of costs associated with the Spin-off related to retention awards to certain employees of $1.3 million and the start-up of certain stand-alone functions. The charges incurred in conjunction with the cost reduction plan and Spin-off are included in restructuring and other charges in our statements of operations. See Note 11 to the Financial Statements for further discussion of these charges.

The increase in interest expense during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to borrowings under our revolving credit facility and term loan facility (collectively, the “Credit Facility”) that became available on November 3, 2015. During the three months ended March 31, 2016, the average daily outstanding borrowings under the Credit Facility were $504.2 million. Prior to the Spin-off, third party debt of Archrock, other than debt attributable to capital leases, was not allocated to us as we were not the legal obligor of the debt and Archrock’s borrowings were not directly attributable to our business.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas S.A. (“PDVSA Gas”). We received an installment payment, including an annual charge, of $5.2 million and $5.0 million during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the remaining principal amount due to us was approximately $9 million. Payments we receive from the sale will be recognized as equity in income of non-consolidated affiliates in our statements of operations in the periods such payments are received.

The change in other (income) expense, net, was primarily due to foreign currency gains of $3.6 million during the three months ended March 31, 2016 compared to foreign currency losses of $9.5 million during the three months ended March 31, 2015. Our foreign currency gains and losses included translation gains of $4.6 million during the three months ended March 31, 2016 compared to translation losses of $7.5 million during the three months ended March 31, 2015 related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations.

Income Taxes
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
		As Restated
Provision for income taxes	$4,009	$20,455	(80)%
Effective tax rate	(16.2)%	52.4%	(68.6)%

The decrease in our income tax expense (and reduction in our effective tax rate) during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily attributable to a $63.8 million decrease in income before income taxes.

Discontinued Operations
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
Income (loss) from discontinued operations, net of tax	$(64,127)	$17,932	(458)%

Income (loss) from discontinued operations, net of tax, during the three months ended March 31, 2016 and 2015 includes our Venezuelan subsidiary’s operations that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding, and our Belleli CPE business.

As discussed in Note 3 to the Financial Statements, in August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas. We received an installment payment, including an annual charge, of $18.7 million during the three months ended March 31, 2015. The remaining principal amount due to us of approximately $66 million as of March 31, 2016, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

As discussed in Note 3 to the Financial Statements, in the first quarter of 2016, we committed to a plan to exit our Belleli CPE business, which provides engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities. As discussed in Note 19 to the Financial Statements, we completed the sale of Belleli CPE in August 2016. Our Belleli CPE business was previously included in our product sales segment. In conjunction with the planned disposition, we recorded impairments of long-lived assets, costs and estimated earnings in excess of billings on uncompleted contracts and other current assets, that totaled $61.6 million during the three months ended March 31, 2016. The impairment charges are reflected in income (loss) from discontinued operations, net of tax.

Liquidity and Capital Resources

Our unrestricted cash balance was $39.0 million at March 31, 2016, compared to $29.0 million at December 31, 2015. Working capital decreased to $299.6 million at March 31, 2016 from $408.5 million at December 31, 2015. The decrease in working capital was primarily due to decreases in accounts receivable and current assets associated with discontinued operations. The decrease in accounts receivable was primarily driven by lower product sales activity in North America and the timing of payments received from customers during the current year period. The decrease in current assets associated with discontinued operations was primarily related to impairment charges of $20.6 million recorded against costs and estimated earnings in excess of billings on uncompleted contracts and other current assets during the three months ended March 31, 2016.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2016	2015
		As Restated
Net cash provided by (used in) continuing operations:
Operating activities	$120,706	$24,061
Investing activities	(9,192)	(31,917)
Financing activities	(100,936)	3,401
Effect of exchange rate changes on cash and cash equivalents	(985)	(231)
Discontinued operations	360	16,775
Net change in cash and cash equivalents	$9,953	$12,089

Operating Activities.  The increase in net cash provided by operating activities during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily attributable to working capital decreases in the current year period compared to working capital increases in the prior year period and lower SG&A expense during the current year period, partially offset by a decrease in gross margin in our product sales and contract operations segments. Working capital changes during the three months ended March 31, 2016 included a decrease of $80.4 million in accounts receivable, a decrease of $13.8 million in inventory and a decrease of $6.9 million in accounts payable and other liabilities compared to a decrease of $32.2 million in accounts receivable, an increase of $26.4 million in inventory and a decrease of $47.3 million in accounts payable and other liabilities during the three months ended March 31, 2015.

Investing Activities.  The decrease in net cash used in investing activities during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily attributable to a $26.1 million decrease in capital expenditures, partially offset by a $3.5 million decrease in proceeds from the sale of property, plant and equipment. The decrease in capital expenditures was primarily driven by installation costs incurred during the three months ended March 31, 2015 on a contract operations project in Brazil that began operations during the second half of 2015.

Financing Activities.  The increase in net cash used in financing activities during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily attributable to net repayments of $95.1 million on our revolving credit facility during the current year period, a transfer of cash during the current year period of $5.2 million to Archrock pursuant to the separation and distribution agreement and net contributions from parent of $3.4 million during the prior year period. The transfer of cash to Archrock during the three month ended March 31, 2016 was triggered by our receipt of payment from PDVSA Gas in respect of the sale of our joint ventures’ previously nationalized assets.

Discontinued Operations.  The decrease in net cash provided by discontinued operations during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily attributable to $18.7 million in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas during the three months ended March 31, 2015.

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

We generally invest funds necessary to manufacture contract operations fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. We currently plan to spend approximately $75 million to $85 million in capital expenditures during 2016, including (1) approximately $50 million to $60 million on contract operations growth capital expenditures and (2) approximately $10 million to $15 million on equipment maintenance capital related to our contract operations business.

On July 10, 2015, we and our wholly owned subsidiary, EESLP, entered into a $750.0 million credit agreement (the “Credit Agreement”) with Wells Fargo, as the administrative agent, and various financial institutions as lenders. On October 5, 2015, the parties amended and restated the Credit Agreement to provide for a $925.0 million credit facility, consisting of a $680.0 million revolving credit facility and a $245.0 million term loan facility (collectively, the “Credit Facility”). Availability under the Credit Facility was subject to the satisfaction of certain conditions precedent, including the consummation of the Spin-off on or before January 4, 2016 (the date on which those conditions were satisfied, November 3, 2015, is referred to as the “Initial Availability Date”). The revolving credit facility will mature in November 2020 and the term loan facility will mature in November 2017. In accordance with the Credit Agreement, we are required to repay borrowings outstanding under the term loan facility on each anniversary of the Initial Availability Date in an amount equal to the lesser of (i) $12.3 million and (ii) the outstanding principal balance of the term loan facility. The principal amount of $12.3 million due in November 2016 under the term loan facility is classified as long-term in our balance sheet at March 31, 2016 because we have the intent and ability to refinance the current principal amount due with borrowings under our existing revolving credit facility.

As a result of the events described in Note 2 to the Financial Statements related to Belleli EPC (including, without limitation, the need to restate previously issued financial statements), on April 22, 2016, June 17, 2016, August 24, 2016 and November 22, 2016, we and our wholly owned subsidiary, EESLP, entered into amendments to the Credit Agreement (as amended, the “Amended Credit Agreement”) with Wells Fargo, as the administrative agent, and various financial institutions as lenders.

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

As of March 31, 2016, we had $190.0 million in outstanding borrowings and $80.2 million in outstanding letters of credit under our revolving credit facility. At March 31, 2016, taking into account guarantees through letters of credit, we had undrawn capacity of $409.8 million under our revolving credit facility. Our Credit Agreement limits our Total Debt (as defined in the Credit Agreement) to EBITDA ratio (as defined in the Credit Agreement) to not greater than 3.75 to 1.0 (which will increase to 4.50 to 1.0 following the completion of a qualified capital raise). As a result of this limitation, $337.9 million of the $409.8 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of March 31, 2016.

Revolving borrowings under the Credit Facility bear interest at a rate equal to, at our option, either the Base Rate or LIBOR (or EURIBOR, in the case of Euro-denominated borrowings) plus the applicable margin. The applicable margin for revolving borrowings varies (i) in the case of LIBOR loans, from 1.50% to 2.75% and (ii) in the case of Base Rate loans, from 0.50% to 1.75%, and will be determined based on our total leverage ratio pricing grid. “Base Rate” means the highest of the prime rate, the federal funds effective rate plus 0.50% and one-month LIBOR plus 1.00%. Until the term loan facility is refinanced in full with the proceeds of a qualified capital raise (as defined in the Credit Agreement), the applicable margin for borrowings under the revolving credit facility will be increased by 1.00% until the first anniversary of the Initial Availability Date and by 1.50% following the first anniversary of the Initial Availability Date. Term loan borrowings under the Credit Facility will bear interest at a rate equal to, at our option, either (1) the Base Rate plus 4.75%, or (2) the greater of LIBOR or 1.00%, plus 5.75%. The weighted average annual interest rate on outstanding borrowings under the revolving credit facility at March 31, 2016 was 3.2%. The annual interest rate on the outstanding balance of the term loan facility at March 31, 2016 was 6.8%. During the three months ended March 31, 2016, the average daily borrowings under the Credit Facility were $504.2 million.

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

The Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio of 2.25 to 1.00; a maximum total leverage ratio of 3.75 to 1.00 prior to the completion of a qualified capital raise (as defined in the Credit Agreement) and 4.50 to 1.00 thereafter; and, following the completion of a qualified capital raise, a maximum senior secured leverage ratio of 2.75 to 1.00. As of March 31, 2016, we maintained a 7.3 to 1.0 interest coverage ratio, a 2.1 to 1.0 total leverage ratio and a 2.1 to 1.0 senior secured leverage ratio. As of March 31, 2016, we were in compliance with all financial covenants under the Credit Agreement.

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

Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries until Archrock’s subsidiary has received an aggregate amount of such payments up to the lesser of (i) $125.8 million, plus the aggregate amount of all reimbursable expenses incurred by Archrock and its subsidiaries in connection with recovering any PDVSA Gas default installment payments following the completion of the Spin-off or (ii) $150.0 million. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. Pursuant to the separation and distribution agreement, we transferred cash of $5.2 million to Archrock during the three months ended March 31, 2016. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. As of March 31, 2016, the remaining principal amount due to us from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets was approximately $75 million.

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

Of our $39.0 million unrestricted cash balance at March 31, 2016, $35.9 was held by our non-U.S. subsidiaries. We have not provided for U.S. federal income taxes on indefinitely (or permanently) reinvested cumulative earnings generated by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to both foreign withholding taxes and U.S. federal income taxes net of allowable foreign tax credits. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S. and the available borrowing capacity under our revolving credit facility, as well as the repayment of intercompany liabilities from our non-U.S. subsidiaries, will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

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

Non-GAAP Financial Measures

We define EBITDA, as adjusted, as net income (loss) excluding income (loss) from discontinued operations (net of tax), cumulative effect of accounting changes (net of tax), income taxes, interest expense (including debt extinguishment costs), depreciation and amortization expense, impairment charges, restructuring and other charges, non-cash gains or losses from foreign currency exchange rate changes recorded on intercompany obligations, expensed acquisition costs and other items. We believe EBITDA, as adjusted, is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization), our subsidiaries’ capital structure (non-cash gains or losses from foreign currency exchange rate changes on intercompany obligations), tax consequences, impairment charges, restructuring and other charges, expensed acquisition costs and other items. Management uses EBITDA, as adjusted, as a supplemental measure to review current period operating performance, comparability measures and performance measures for period to period comparisons. In addition, the compensation committee has used EBITDA, as adjusted, in evaluating the performance of the Company and management and in evaluating certain components of executive compensation, including performance-based annual incentive programs. Our EBITDA, as adjusted, may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.

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

The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Three Months Ended March 31,
	2016	2015
		As Restated
Net income (loss)	$(92,957)	$36,477
(Income) loss from discontinued operations, net of tax	64,127	(17,932)
Depreciation and amortization	50,933	38,015
Long-lived asset impairment	651	4,579
Restructuring and other charges	12,567	—
Proceeds from sale of joint venture assets	(5,174)	(5,006)
Interest expense	8,463	507
(Gain) loss on currency exchange rate remeasurement of intercompany balances	(4,610)	7,508
Provision for income taxes	4,009	20,455
EBITDA, as adjusted	$38,009	$84,603

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks primarily associated with changes in foreign currency exchange rates. We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded foreign currency gains of $3.6 million and foreign currency losses of $9.5 million in our statements of operations during the three months ended March 31, 2016 and 2015, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Our material exchange rate exposure relates to intercompany loans to a subsidiary whose functional currency is the Brazilian Real, which loans carried balances of $49.9 million U.S. dollars as of March 31, 2016. Our foreign currency gains and losses included translation gains of $4.6 million and translation losses of $7.5 million during the three months ended March 31, 2016 and 2015, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

As of March 31, 2016, we had $435.0 million of outstanding borrowings that are subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at March 31, 2016 would result in an annual increase in our interest expense of approximately $4.4 million.

Item 4.  Controls and Procedures

This Item 4 includes information concerning the controls and controls evaluation referred to in the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Exchange Act included in this Quarterly Report as Exhibits 31.1 and 31.2.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. As described below, management previously identified and reported material weaknesses in internal control over financial reporting in our December 31, 2015 Annual Report on Form 10-K/A. As a result of those material weaknesses, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2016. Notwithstanding the existence of the material weaknesses described below, we believe that the consolidated and combined financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

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

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table summarizes our repurchases of equity securities during the three months ended March 31, 2016:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
January 1, 2016 - January 31, 2016	1,159	$16.05	N/A	N/A
February 1, 2016 - February 29, 2016	2,095	13.64	N/A	N/A
March 1, 2016 - March 31, 2016	88,363	15.46	N/A	N/A
Total	91,617	$15.43	N/A	N/A
____________________

(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
2.1
Separation and Distribution Agreement, dated as of November 3, 2015, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

2.2
First Amendment to Separation and Distribution Agreement, dated as of December 15, 2015, by and among Archrock, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015

3.1	Amended and Restated Certificate of Incorporation of Exterran Corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
3.2	Amended and Restated Bylaws of Exterran Corporation, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
10.1†
Exterran Corporation Amended and Restated Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015

10.2†
Separation Letter between the Company and Daniel K. Schlanger, dated as of March 7, 2016, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2016

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

Exterran Corporation

Date: January 4, 2017	By:	/s/ DAVID A. BARTA
David A. Barta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Separation and Distribution Agreement, dated as of November 3, 2015, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

2.2
First Amendment to Separation and Distribution Agreement, dated as of December 15, 2015, by and among Archrock, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015

3.1	Amended and Restated Certificate of Incorporation of Exterran Corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
3.2	Amended and Restated Bylaws of Exterran Corporation, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
10.1†
Exterran Corporation Amended and Restated Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015

10.2†
Separation Letter between the Company and Daniel K. Schlanger, dated as of March 7, 2016, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2016

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