Form 10-Q
period 2016-06-30
Exterran Corp
filed 2017-01-04
CIK 1635881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016
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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	June 30, 2016	December 31, 2015
		As Restated (Note 2)
ASSETS

Current assets:
Cash and cash equivalents	$33,420	$29,032
Restricted cash	1,490	1,490
Accounts receivable, net of allowance of $4,117 and $2,868, respectively	240,625	363,581
Inventory (Note 4)	172,185	208,081
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 5)	49,870	65,311
Other current assets	45,415	53,866
Current assets associated with discontinued operations (Note 3)	13,897	32,923
Total current assets	556,902	754,284
Property, plant and equipment, net (Note 6)	816,597	858,188
Deferred income taxes (Note 13)	7,418	86,110
Intangible and other assets, net	61,076	51,533
Long-term assets associated with discontinued operations (Note 3)	—	38,281
Total assets	$1,441,993	$1,788,396

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$69,074	$86,727
Accrued liabilities	158,741	175,841
Deferred revenue	29,929	31,675
Billings on uncompleted contracts in excess of costs and estimated earnings (Note 5)	26,076	37,908
Current liabilities associated with discontinued operations (Note 3)	18,591	13,645
Total current liabilities	302,411	345,796
Long-term debt (Note 8)	398,929	525,593
Deferred income taxes	17,394	22,519
Long-term deferred revenue	95,744	59,769
Other long-term liabilities	22,559	22,708
Long-term liabilities associated with discontinued operations (Note 3)	6,491	6,075
Total liabilities	843,528	982,460
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 35,635,771 and 35,153,358 shares issued, respectively	356	352
Additional paid-in capital	784,011	805,755
Accumulated deficit	(217,818)	(29,315)
Treasury stock — 144,207 and 5,776 common shares, at cost, respectively	(1,481)	(54)
Accumulated other comprehensive income	33,397	29,198
Total stockholders’ equity (Note 15)	598,465	805,936
Total liabilities and stockholders’ equity	$1,441,993	$1,788,396

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		As Restated (Note 2)		As Restated (Note 2)
Revenues:
Contract operations	$94,689	$115,250	$199,448	$235,941
Aftermarket services	34,668	34,031	64,909	70,275
Product sales—third parties	132,790	257,626	304,420	564,673
Product sales—affiliates (Note 14)	—	53,874	—	109,712
	262,147	460,781	568,777	980,601
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	36,401	44,745	74,899	89,084
Aftermarket services	24,137	24,327	46,437	49,484
Product sales	123,048	291,511	284,940	599,136
Selling, general and administrative	40,648	55,434	86,386	113,250
Depreciation and amortization	27,417	36,053	78,350	74,068
Long-lived asset impairment (Note 10)	—	5,910	651	10,489
Restatement charges (Note 11)	7,851	—	7,851	—
Restructuring and other charges (Note 12)	10,636	10,547	23,203	10,547
Interest expense	8,879	319	17,342	826
Equity in income of non-consolidated affiliates (Note 7)	(5,229)	(5,062)	(10,403)	(10,068)
Other (income) expense, net	(5,394)	3,390	(9,811)	11,178
	268,394	467,174	599,845	947,994
Income (loss) before income taxes	(6,247)	(6,393)	(31,068)	32,607
Provision for income taxes (Note 13)	100,335	8,237	104,344	28,692
Income (loss) from continuing operations	(106,582)	(14,630)	(135,412)	3,915
Income (loss) from discontinued operations, net of tax (Note 3)	11,036	207	(53,091)	18,139
Net income (loss)	$(95,546)	$(14,423)	$(188,503)	$22,054

Basic net income (loss) per common share (Note 17):
Income (loss) from continuing operations per common share	$(3.08)	$(0.42)	$(3.92)	$0.11
Income (loss) from discontinued operations per common share	0.32	—	(1.54)	0.53
Net income (loss) per common share	$(2.76)	$(0.42)	$(5.46)	$0.64

Diluted net income (loss) per common share (Note 17):
Income (loss) from continuing operations per common share	$(3.08)	$(0.42)	$(3.92)	$0.11
Income (loss) from discontinued operations per common share	0.32	—	(1.54)	0.53
Net income (loss) per common share	$(2.76)	$(0.42)	$(5.46)	$0.64

Weighted average common shares outstanding used in net income (loss) per common share (Note 17):
Basic	34,618	34,286	34,529	34,286
Diluted	34,618	34,286	34,529	34,286

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		As Restated (Note 2)		As Restated (Note 2)
Net income (loss)	$(95,546)	$(14,423)	$(188,503)	$22,054
Other comprehensive income (loss):
Foreign currency translation adjustment	1,886	3,325	4,199	(4,420)
Comprehensive income (loss)	$(93,660)	$(11,098)	$(184,304)	$17,634

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Parent Equity	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2015 (As Restated)	$—	$—	$—	$—	$1,337,590	$26,745	$1,364,335
Net income (As Restated)					22,054		22,054
Net contributions from parent (As Restated)					1,963		1,963
Foreign currency translation adjustment (As Restated)						(4,420)	(4,420)
Balance, June 30, 2015 (As Restated)	$—	$—	$—	$—	$1,361,607	$22,325	$1,383,932

Balance, January 1, 2016 (As Restated)	$352	$805,755	$(29,315)	$(54)	$—	$29,198	$805,936
Net loss			(188,503)				(188,503)
Options exercised		694					694
Foreign currency translation adjustment						4,199	4,199
Cash transfer to Archrock, Inc. (Note 18)		(29,662)					(29,662)
Treasury stock purchased				(1,427)			(1,427)
Stock-based compensation, net of forfeitures	4	7,252					7,256
Income tax benefit from stock-based compensation expenses		(28)					(28)
Balance, June 30, 2016	$356	$784,011	$(217,818)	$(1,481)	$—	$33,397	$598,465

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
		As Restated (Note 2)
Cash flows from operating activities:
Net income (loss)	$(188,503)	$22,054
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	78,350	74,068
Long-lived asset impairment	651	10,489
Amortization of deferred financing costs	2,321	—
(Income) loss from discontinued operations, net of tax	53,091	(18,139)
Provision for doubtful accounts	1,394	1,026
Gain on sale of property, plant and equipment	(2,301)	(1,028)
Equity in income of non-consolidated affiliates	(10,403)	(10,068)
(Gain) loss on remeasurement of intercompany balances	(7,546)	7,999
Loss on foreign currency derivatives	546	—
Stock-based compensation expense	7,256	3,756
Deferred income tax provision (benefit)	72,802	(176)
Changes in assets and liabilities:
Accounts receivable and notes	124,865	55,652
Inventory	36,742	2,385
Costs and estimated earnings versus billings on uncompleted contracts	3,597	(22,839)
Other current assets	10,696	(3,775)
Accounts payable and other liabilities	(36,396)	(60,523)
Deferred revenue	23,581	(2,931)
Other	3,538	(15,370)
Net cash provided by continuing operations	174,281	42,580
Net cash provided by (used in) discontinued operations	(3,163)	5,074
Net cash provided by operating activities	171,118	47,654

Cash flows from investing activities:
Capital expenditures	(30,787)	(81,459)
Proceeds from sale of property, plant and equipment	899	5,086
Return of investments in non-consolidated affiliates	10,403	10,068
Proceeds received from settlement of note receivable	—	5,357
Settlement of foreign currency derivatives	(53)	—
Net cash used in continuing operations	(19,538)	(60,948)
Net cash provided by discontinued operations	14,637	15,348
Net cash used in investing activities	(4,901)	(45,600)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	284,258	—
Repayments of long-term debt	(412,385)	—
Cash transfer to Archrock, Inc. (Note 18)	(29,662)	—
Net distributions to parent	—	(17,583)
Payments for debt issuance costs	(779)	—
Proceeds from stock options exercised	694	—
Purchase of treasury stock	(1,427)	—
Stock-based compensation excess tax benefit	16	—
Net cash used in financing activities	(159,285)	(17,583)

Effect of exchange rate changes on cash and cash equivalents	(2,544)	(783)
Net increase (decrease) in cash and cash equivalents	4,388	(16,312)
Cash and cash equivalents at beginning of period	29,032	39,361
Cash and cash equivalents at end of period	$33,420	$23,049

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

Basis of Presentation

The accompanying unaudited condensed consolidated and combined financial statements of Exterran Corporation included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated and combined financial position, results of operations and cash flows for the periods indicated. All financial information presented for periods after the Spin-off represents our consolidated results of operations, financial position and cash flows (referred to as the “condensed consolidated financial statements”) and all financial information for periods prior to the Spin-off represents our combined results of operations, financial position and cash flows (referred to as the “condensed combined financial statements”). Accordingly:

•
Our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 and our condensed consolidated statements of cash flows and stockholders’ equity for the six months ended June 30, 2016 consist entirely of our consolidated results. Our condensed combined statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and our condensed combined statements of cash flows and stockholders’ equity for the six months ended June 30, 2015 consist entirely of the combined results of Archrock’s international services and product sales businesses.

•	Our condensed consolidated balance sheets at June 30, 2016 and December 31, 2015 consist entirely of our consolidated balances.

The condensed combined financial statements were derived from the accounting records of Archrock and reflect the combined historical results of operations, financial position and cash flows of Archrock’s international services and product sales businesses. The condensed combined financial statements were presented as if such businesses had been combined for periods prior to November 4, 2015. All intercompany transactions and accounts within these statements have been eliminated. Affiliate transactions between the international services and product sales businesses of Archrock and the other businesses of Archrock have been included in the condensed combined financial statements, with the exception of product sales within our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”). Prior to the closing of the Spin-off, EESLP also had a fleet of compression units used to provide compression services in the U.S. services business of Archrock. Revenue has not been recognized in the condensed combined statements of operations for the sale of compressor units by us that were used by EESLP to provide compression services to customers of the U.S. services business of Archrock. See Note 14 for further discussion on transactions with affiliates.

The condensed combined statements of operations include expense allocations for certain functions historically performed by Archrock and not allocated to its operating segments, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology. See Note 14 for further discussion regarding the allocation of corporate expenses.

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

As a result of the internal investigation, management identified inaccuracies related to Belleli EPC projects within our product sales segment in estimating the total costs required to complete projects impacting the years ended December 31, 2015, 2014, 2013, 2012 and 2011 (including the unaudited quarterly periods within 2015 and 2014). The application of percentage-of-completion accounting principles on Belleli EPC projects is estimated using the cost to total cost basis, which requires an estimate of total costs (labor and materials) required to complete each project. The cost-to-complete estimates for Belleli EPC projects were incorrectly estimated and at times manipulated by or at the direction of certain former members of Belleli EPC local senior management, resulting in a misstatement of product sales revenue. The inaccurate cost-to-complete estimates for some Belleli EPC projects also resulted in the need to establish and/or increase contract loss provisions for certain projects, and as a result, product sales cost of sales was misstated. Additionally, penalties for liquidated damages on certain projects were not correctly estimated. Furthermore, other errors within product sales cost of sales on Belleli EPC projects were identified, primarily relating to vendor claims, customer warranties and costs being charged to incorrect projects. As a result of the errors and conduct identified, our product sales revenue was overstated by $5.3 million and $12.3 million during the three and six months ended June 30, 2015, respectively, and our product sales cost of sales was understated by $16.6 million and $10.5 million during the three and six months ended June 30, 2015, respectively. These errors and inaccuracies also resulted in the misstatement of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, billings on uncompleted contracts in excess of costs and estimated earnings, accrued liabilities and related income tax effects for each of the periods impacted.

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

Along with restating our financial statements to correct the errors discussed above, we recorded adjustments for certain immaterial accounting errors as of December 31, 2015 and for the three and six months ended June 30, 2015.

We delayed the filing of this Quarterly Report on Form 10-Q pending the completion of the internal investigation, including the completion of the restatement. As a result of that investigation, the historical financial statements included in this Form 10-Q have been restated to reflect the adjustments described above. The restatement has been set forth below for the periods presented and in its entirety in the 2015 Form 10-K/A which the Company has filed with the SEC concurrently with this Form 10-Q. The Company is also concurrently filing a Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

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

The tables below summarize the effects of the restatement on our (i) balance sheet at December 31, 2015, (ii) statements of operations for the three and six months ended June 30, 2015, (iii) statements of comprehensive income (loss) for the three and six months ended June 30, 2015, (iv) statement of stockholders’ equity for the six months ended June 30, 2015 and (v) statement of cash flows for the six months ended June 30, 2015.

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

The effects of the restatement on our statements of operations for the three and six months ended June 30, 2015 are set forth in the following table (in thousands, except per share data):

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments (1)	As Restated and Reclassified	As Previously Reported	Restatement Adjustments	Reclassification Adjustments (1)	As Restated and Reclassified
Revenues:
Contract operations	$115,250	$—	$—	$115,250	$235,941	$—	$—	$235,941
Aftermarket services	34,031	—	—	34,031	70,275	—	—	70,275
Product sales—third parties	279,489	(5,344)	(16,519)	257,626	598,763	(12,276)	(21,814)	564,673
Product sales—affiliates	53,874	—	—	53,874	109,712	—	—	109,712
	482,644	(5,344)	(16,519)	460,781	1,014,691	(12,276)	(21,814)	980,601
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	44,745	—	—	44,745	89,084	—	—	89,084
Aftermarket services	24,327	—	—	24,327	49,484	—	—	49,484
Product sales	290,418	16,590	(15,497)	291,511	608,904	10,503	(20,271)	599,136
Selling, general and administrative	55,764	—	(330)	55,434	114,330	—	(1,080)	113,250
Depreciation and amortization	36,786	97	(830)	36,053	75,581	194	(1,707)	74,068
Long-lived asset impairment	5,910	—	—	5,910	10,489	—	—	10,489
Restructuring and other charges	10,547	—	—	10,547	10,547	—	—	10,547
Interest expense	319	—	—	319	826	—	—	826
Equity in income of non-consolidated affiliates	(5,062)	—	—	(5,062)	(10,068)	—	—	(10,068)
Other (income) expense, net	3,487	(63)	(34)	3,390	11,878	(961)	261	11,178
	467,241	16,624	(16,691)	467,174	961,055	9,736	(22,797)	947,994
Income (loss) before income taxes	15,403	(21,968)	172	(6,393)	53,636	(22,012)	983	32,607
Provision for income taxes	7,418	819	—	8,237	26,802	1,890	—	28,692
Income (loss) from continuing operations	7,985	(22,787)	172	(14,630)	26,834	(23,902)	983	3,915
Income from discontinued operations, net of tax	379	—	(172)	207	19,122	—	(983)	18,139
Net income (loss)	$8,364	$(22,787)	$—	$(14,423)	$45,956	$(23,902)	$—	$22,054

Basic net income (loss) per common share:
Income (loss) from continuing operations per common share	$0.23	$(0.66)	$0.01	$(0.42)	$0.78	$(0.70)	$0.03	$0.11
Income from discontinued operations per common share	0.01	—	(0.01)	—	0.56	—	(0.03)	0.53
Net income (loss) per common share	$0.24	$(0.66)	$—	$(0.42)	$1.34	$(0.70)	$—	$0.64

Diluted net income (loss) per common share:
Income (loss) from continuing operations per common share	$0.23	$(0.66)	$0.01	$(0.42)	$0.78	$(0.70)	$0.03	$0.11
Income from discontinued operations per common share	0.01	—	(0.01)	—	0.56	—	(0.03)	0.53
Net income (loss) per common share	$0.24	$(0.66)	$—	$(0.42)	$1.34	$(0.70)	$—	$0.64

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

The effects of the restatement on our statements of comprehensive income (loss) for the three and six months ended June 30, 2015 are set forth in the following table (in thousands):

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	As Restated and Reclassified	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	As Restated and Reclassified
Net income (loss)	$8,364	$(22,787)	$—	$(14,423)	$45,956	$(23,902)	$—	$22,054
Other comprehensive income (loss):
Foreign currency translation adjustment	3,659	(334)	—	3,325	(6,703)	2,283	—	(4,420)
Comprehensive income (loss)	$12,023	$(23,121)	$—	$(11,098)	$39,253	$(21,619)	$—	$17,634

The effects of the restatement on our statement of stockholders’ equity for the six months ended June 30, 2015 are set forth in the following table (in thousands):

	Six Months Ended June 30, 2015
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	As Restated and Reclassified
Balance, January 1, 2015	$1,451,822	$(87,487)	$—	$1,364,335
Net income	45,956	(23,902)	—	22,054
Net contributions from parent	1,963	—	—	1,963
Foreign currency translation adjustment	(6,703)	2,283	—	(4,420)
Balance, June 30, 2015	$1,493,038	$(109,106)	$—	$1,383,932

The effects of the restatement on our statement of cash flows for the six months ended June 30, 2015 are set forth in the following table (in thousands):

	Six Months Ended June 30, 2015
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments (1)	As Restated and Reclassified
Cash flows from operating activities:
Net income	$45,956	$(23,902)	$—	$22,054
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	75,581	194	(1,707)	74,068
Long-lived asset impairment	10,489	—	—	10,489
Income from discontinued operations, net of tax	(19,122)	—	983	(18,139)
Provision for doubtful accounts	1,174	—	(148)	1,026
Gain on sale of property, plant and equipment	(1,046)	—	18	(1,028)
Equity in income of non-consolidated affiliates	(10,068)	—	—	(10,068)
Loss on remeasurement of intercompany balances	7,999	—	—	7,999
Stock-based compensation expense	3,756	—	—	3,756
Deferred income tax benefit	(2,065)	1,889	—	(176)
Changes in assets and liabilities:
Accounts receivable and notes	40,241	2,038	13,373	55,652
Inventory	2,392	—	(7)	2,385
Costs and estimated earnings versus billings on uncompleted contracts	(22,438)	10,238	(10,639)	(22,839)
Other current assets	(6,288)	(37)	2,550	(3,775)
Accounts payable and other liabilities	(63,843)	10,490	(7,170)	(60,523)
Deferred revenue	(2,931)	—	—	(2,931)
Other	(14,223)	(910)	(237)	(15,370)
Net cash provided by continuing operations	45,564	—	(2,984)	42,580
Net cash provided by discontinued operations	2,090	—	2,984	5,074
Net cash provided by operating activities	47,654	—	—	47,654

Cash flows from investing activities:
Capital expenditures	(82,671)	—	1,212	(81,459)
Proceeds from sale of property, plant and equipment	5,086	—	—	5,086
Return of investments in non-consolidated affiliates	10,068	—	—	10,068
Proceeds received from settlement of note receivable	5,357	—	—	5,357
Net cash used in continuing operations	(62,160)	—	1,212	(60,948)
Net cash provided by discontinued operations	16,560	—	(1,212)	15,348
Net cash used in investing activities	(45,600)	—	—	(45,600)

Cash flows from financing activities:
Net distributions to parent	(17,583)	—	—	(17,583)
Net cash used in financing activities	(17,583)	—	—	(17,583)

Effect of exchange rate changes on cash and cash equivalents	(783)	—	—	(783)
Net decrease in cash and cash equivalents	(16,312)	—	—	(16,312)
Cash and cash equivalents at beginning of period	39,361	—	—	39,361
Cash and cash equivalents at end of period	$23,049	$—	$—	$23,049

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

3. Discontinued Operations

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received an installment payment, including an annual charge, totaling $19.3 million during the three and six months ended June 30, 2016, and $18.7 million during the six months ended June 30, 2015. The remaining principal amount due to us of approximately $50 million as of June 30, 2016, is payable in cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In connection with the sale of these assets, we have agreed to suspend the arbitration proceeding previously filed by our Spanish subsidiary against Venezuela pending payment in full by PDVSA Gas of the purchase price for these nationalized assets.

In accordance with the separation and distribution agreement, a subsidiary of Archrock has the right to receive payments from EESLP based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our previously nationalized assets promptly after such amounts are collected by our subsidiaries. Pursuant to the separation and distribution agreement, we transferred cash of $19.3 million to Archrock during the six months ended June 30, 2016. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. See Note 18 for further discussion related to our contingent liability to Archrock.

In the first quarter of 2016, we committed to a plan to exit our Belleli CPE and Belleli EPC businesses (collectively, “Belleli businesses”) to focus on our core oil and gas businesses. Belleli CPE provides engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities. Belleli EPC provides engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants. Belleli CPE met the held for sale criteria and is reflected as discontinued operations in our financial statements for all periods presented. As discussed in Note 20, we completed the sale of our Belleli CPE business in August 2016. Belleli CPE was previously included in our product sales segment. In conjunction with the planned disposition of Belleli CPE, we recorded impairments of long-lived assets and current assets, that totaled $7.1 million and $68.8 million during the three and six months ended June 30, 2016, respectively. The impairment charges are reflected in income (loss) from discontinued operations, net of tax. In accordance with GAAP, Belleli EPC will not be reflected as discontinued operations until the substantial cessation of the remaining non-oil and gas business. During the first quarter of 2016, we ceased the booking of new orders for our Belleli EPC business. Belleli EPC is included in our product sales segment. Our plan to exit our Belleli EPC business resulted in a reduction in the remaining useful lives of the assets that are currently used in the Belleli EPC business and a long-lived asset impairment charge of $0.7 million impacting results from continuing operations during the six months ended June 30, 2016.

The following tables summarize the operating results of discontinued operations (in thousands):

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Venezuela	Belleli CPE	Total	Venezuela	Belleli CPE	Total
Revenue	$—	$12,164	$12,164	$—	$16,519	$16,519
Cost of sales (excluding depreciation and amortization expense)	—	11,762	11,762	—	15,497	15,497
Selling, general and administrative	40	1,548	1,588	150	330	480
Depreciation and amortization	—	—	—	—	830	830
Long-lived asset impairment	—	7,144	7,144	—	—	—
Recovery attributable to expropriation	(16,551)	—	(16,551)	(476)	—	(476)
Interest expense	—	7	7	—	—	—
Other (income) expense, net	(2,753)	(69)	(2,822)	(53)	34	(19)
Income (loss) from discontinued operations, net of tax	$19,264	$(8,228)	$11,036	$379	$(172)	$207

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Venezuela	Belleli CPE	Total	Venezuela	Belleli CPE	Total
Revenue	$—	$24,093	$24,093	$—	$21,814	$21,814
Cost of sales (excluding depreciation and amortization expense)	—	23,436	23,436	—	20,271	20,271
Selling, general and administrative	78	3,441	3,519	234	1,080	1,314
Depreciation and amortization	—	861	861	—	1,707	1,707
Long-lived asset impairment	—	68,780	68,780	—	—	—
Recovery attributable to expropriation	(16,557)	—	(16,557)	(16,982)	—	(16,982)
Interest expense	—	15	15	—	—	—
Other (income) expense, net	(3,021)	151	(2,870)	(2,374)	(261)	(2,635)
Income (loss) from discontinued operations, net of tax	$19,500	$(72,591)	$(53,091)	$19,122	$(983)	$18,139

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	June 30, 2016			December 31, 2015
	Venezuela	Belleli CPE	Total	Venezuela	Belleli CPE	Total
Cash	$37	$—	$37	$177	$—	$177
Accounts receivable	—	13,859	13,859	—	7,810	7,810
Inventory	—	—	—	—	431	431
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	—	—	17,666	17,666
Other current assets	1	—	1	14	6,825	6,839
Total current assets associated with discontinued operations	38	13,859	13,897	191	32,732	32,923
Property, plant and equipment, net	—	—	—	—	38,274	38,274
Intangible and other assets, net	—	—	—	—	7	7
Total assets associated with discontinued operations	$38	$13,859	$13,897	$191	$71,013	$71,204

Accounts payable	$—	$7,983	$7,983	$—	$7,839	$7,839
Accrued liabilities	1,006	2,645	3,651	1,249	2,556	3,805
Billings on uncompleted contracts in excess of costs and estimated earnings	—	6,957	6,957	—	2,001	2,001
Total current liabilities associated with discontinued operations	1,006	17,585	18,591	1,249	12,396	13,645
Other long-term liabilities	—	6,491	6,491	158	5,917	6,075
Total liabilities associated with discontinued operations	$1,006	$24,076	$25,082	$1,407	$18,313	$19,720

4. Inventory

Inventory consisted of the following amounts (in thousands):

	June 30, 2016	December 31, 2015
		As Restated
Parts and supplies	$114,051	$133,558
Work in progress	27,733	41,184
Finished goods	30,401	33,339
Inventory	$172,185	$208,081

5. Product Sales Contracts

Costs, estimated earnings and billings on uncompleted contracts that are recognized using the percentage-of-completion method consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
		As Restated
Costs incurred on uncompleted contracts	$589,737	$664,229
Estimated earnings	17,271	44,915
	607,008	709,144
Less — billings to date	(583,214)	(681,741)
	$23,794	$27,403

Costs, estimated earnings and billings on uncompleted contracts are presented in the accompanying financial statements as follows (in thousands):

	June 30, 2016	December 31, 2015
		As Restated
Costs and estimated earnings in excess of billings on uncompleted contracts	$49,870	$65,311
Billings on uncompleted contracts in excess of costs and estimated earnings	(26,076)	(37,908)
	$23,794	$27,403

6. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
		As Restated
Compression equipment, facilities and other fleet assets (1)	$1,469,316	$1,527,328
Land and buildings	111,503	117,247
Transportation and shop equipment	146,517	144,413
Other	101,241	99,035
	1,828,577	1,888,023
Accumulated depreciation (1)	(1,011,980)	(1,029,835)
Property, plant and equipment, net	$816,597	$858,188
___________________

(1)
During the six months ended June 30, 2016, we retired $81.9 million of fully depreciated capitalized installation costs relating to a contract operations project in the Eastern Hemisphere that early terminated operations in January 2016.

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

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received installment payments, including an annual charge, totaling $5.2 million and $5.1 million during the three months ended June 30, 2016 and 2015, respectively, and $10.4 million and $10.1 million during the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the remaining principal amount due to us was approximately $4 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as equity in income of non-consolidated affiliates in our statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

In accordance with the separation and distribution agreement, a subsidiary of Archrock has the right to receive payments from EESLP based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries. Pursuant to the separation and distribution agreement, we transferred cash of $10.4 million to Archrock during the six months ended June 30, 2016. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. See Note 18 for further discussion related to our contingent liability to Archrock.

8. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Revolving credit facility due November 2020	$157,000	$285,000
Term loan facility due November 2017	245,000	245,000
Other, interest at various rates, collateralized by equipment and other assets	710	836
Unamortized deferred financing costs	(3,781)	(5,243)
Long-term debt	$398,929	$525,593

Revolving Credit Facility and Term Loan

On July 10, 2015, we and our wholly owned subsidiary, EESLP, entered into a $750.0 million credit agreement (the “Credit Agreement”) with Wells Fargo, as the administrative agent, and various financial institutions as lenders. On October 5, 2015, the parties amended and restated the Credit Agreement to provide for a $925.0 million credit facility, consisting of a $680.0 million revolving credit facility and a $245.0 million term loan facility (collectively, the “Credit Facility”). Availability under the Credit Facility was subject to the satisfaction of certain conditions precedent, including the consummation of the Spin-off on or before January 4, 2016 (the date on which those conditions were satisfied, November 3, 2015, is referred to as the “Initial Availability Date”). In accordance with the Credit Agreement, we are required to repay borrowings outstanding under the term loan facility on each anniversary of the Initial Availability Date in an amount equal to the lesser of (i) $12.3 million and (ii) the outstanding principal balance of the term loan facility. The principal amount of $12.3 million due in November 2016 under the term loan facility is classified as long-term in our balance sheet at June 30, 2016 because we have the intent and ability to refinance the current principal amount due with borrowings under our existing revolving credit facility.

As a result of the events described in Note 2 related to Belleli EPC (including, without limitation, the need to restate previously issued financial statements), on April 22, 2016, June 17, 2016, August 24, 2016 and November 22, 2016, we and our wholly owned subsidiary, EESLP, entered into amendments to the Credit Agreement (as amended, the “Amended Credit Agreement”) with Wells Fargo, as the administrative agent, and various financial institutions as lenders. During the second quarter of 2016, we incurred transaction costs of approximately $0.8 million related to the Amended Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized over the term of the revolving credit facility.

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

As of June 30, 2016, we had $157.0 million in outstanding borrowings and $75.4 million in outstanding letters of credit under our revolving credit facility. At June 30, 2016, taking into account guarantees through letters of credit, we had undrawn capacity of $447.6 million under our revolving credit facility. Our Credit Agreement limits our Total Debt (as defined in the Credit Agreement) to EBITDA ratio (as defined in the Credit Agreement) to not greater than 3.75 to 1.0 (which will increase to 4.50 to 1.0 following the completion of a qualified capital raise). As a result of this limitation, $353.2 million of the $447.6 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of June 30, 2016.

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, with pricing levels as of the date of valuation (in thousands):

	June 30, 2016			December 31, 2015
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Foreign currency derivatives liability	$—	$493	$—	$—	$—	$—

We are exposed to market risks associated with changes in foreign currency exchange rates, including foreign currency exchange rate changes recorded on intercompany obligations. From time to time we may enter into foreign currency hedges to reduce our foreign exchange risk associated with cash flows we expect to receive. During the three months ended June 30, 2016, we entered into forward currency exchange contracts with a total notional value of $11.3 million that expire over varying dates through October 31, 2016. We entered into these foreign currency derivatives to offset exchange rate exposure related to intercompany loans to a subsidiary whose functional currency is the Brazilian Real. We did not designate these forward currency exchange contracts as hedge transactions. Changes in fair value and gains and losses on settlement on these forward currency exchange contracts are recognized in other (income) expense, net, in our statements of operations. During the three and six months ended June 30, 2016, we recognized a loss of $0.5 million on forward currency exchange contracts. Our estimate of the fair value of foreign currency derivatives as of June 30, 2016 was determined using quoted forward exchange rates in active markets at June 30, 2016. Foreign currency derivative liabilities are included in accrued liabilities in our balance sheets.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2016 and 2015, with pricing levels as of the date of valuation (in thousands):

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$—	$—	$—	$280
Impaired assets—Discontinued operations	—	—	13,859	—	—	—
Note receivable from the sale of a plant	—	—	7,037	—	—	—
Liability to exit the use of a corporate operating lease—restructuring and other charges	—	—	3,580	—	—	—
Long-term receivable from the sale of our Canadian Operations	—	—	—	—	—	5,100

Our estimate of the fair value of the impaired assets of Belleli CPE, which are classified as discontinued operations, during the six months ended June 30, 2016 was based on our expected proceeds from the sale of Belleli CPE, net of selling costs. Our estimate of the fair value of the note receivable from the sale of our plant in Argentina during the six months ended June 30, 2016 was discounted based on a settlement period, with annual payments, of 2.6 years and a discount rate of 5%. The fair value of our liability to exit the use of a corporate operating lease relating to restructuring activities during the second quarter of 2016 was estimated based on an incremental borrowing rate of 3% and remaining lease payments, net of estimated sublease rentals, through February 2018. Our estimate of the impaired long-lived assets’ fair value for the six months ended June 30, 2015 was primarily based on the estimated component value of the equipment on each compressor unit that we plan to use. In April 2015, we accepted an offer to early settle the outstanding note receivable due to us relating to the previous sale of our Canadian contract operations and aftermarket services businesses (“Canadian Operations”) for $5.1 million.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables, foreign currency derivatives and debt. At June 30, 2016 and December 31, 2015, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our balance sheets. Due to the variable rate nature of our long-term debt, the carrying values approximate their fair values as the rates on our long-term debt are comparable to current market rates at which debt with similar terms could be obtained.

10. Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

As discussed in Note 3, in the first quarter of 2016, we committed to a plan to exit our Belleli EPC business to focus on our core oil and gas businesses. Because we ceased the booking of new orders for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants, customer relationship intangible assets related to our Belleli EPC business were assessed to have no future benefit to us. As a result, we recorded a long-lived asset impairment charge of $0.7 million during the six months ended June 30, 2016. In addition, the property, plant and equipment of our Belleli EPC business was reviewed for recoverability. As a result, the remaining useful lives of Belleli EPC non-oil and gas property, plant and equipment were reduced to reflect their estimated date of the cessation.

We regularly review the future deployment of our idle compression assets used in our contract operations segment for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. During the three and six months ended June 30, 2015, we determined that 23 idle compressor units and 29 idle compressor units, respectively, totaling approximately 17,000 horsepower and 24,000 horsepower, respectively, would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $5.9 million and $9.1 million asset impairment to reduce the book value of each unit to its estimated fair value during the three and six months ended June 30, 2015, respectively. The fair value of each unit was estimated based on the estimated component value of the equipment on each compressor unit that we plan to use.

During the first quarter of 2015, we evaluated a long-term note receivable from the purchaser of our Canadian Operations for impairment. This review was triggered by an offer from the purchaser of our Canadian Operations to prepay the note receivable at a discount to its then current book value. The fair value of the note receivable as of March 31, 2015 was based on the amount offered by the purchaser of our Canadian Operations to prepay the note receivable. The difference between the book value of the note receivable at March 31, 2015 and its fair value resulted in the recording of an impairment of long-lived assets of $1.4 million during the six months ended June 30, 2015. In April 2015, we accepted the offer to early settle this note receivable.

11. Restatement Charges

As discussed in Note 2, during the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific product sales projects within our Belleli EPC business in the Middle East. As a result, the Audit Committee of the Company’s Board of Directors initiated an internal investigation, including the use of services of a forensic accounting firm. Management also engaged a consulting firm to assist in accounting analysis and compilation of restatement adjustments. During the three and six months ended June 30, 2016, we incurred $7.9 million of costs associated with the restatement of our financial statements, which were primarily related to $4.8 million of external accounting costs and $2.7 million of external legal costs. We currently estimate that we will incur additional cash expenditures, including estimated external legal counsel costs related to the pending SEC investigation, of approximately $23 million associated with the restatement of our financial statements in subsequent periods, some portion of which might be recoverable from Archrock.

The following table summarizes the changes to our accrued liability balance related to restatement charges for the six months ended June 30, 2016 (in thousands):

Restatement Charges
Beginning balance at January 1, 2016	$—
Additions for costs expensed	7,851
Reductions for payments	(275)
Ending balance at June 30, 2016	$7,576

The following table summarizes the components of charges included in restatement charges in our statements of operations for the three and six months ended June 30, 2016 (in thousands):

Three and Six Months Ended June 30, 2016
External accounting costs	$4,781
External legal costs	2,722
Other	348
Total restatement charges	$7,851

12. Restructuring and Other Charges

We incurred restructuring and other charges associated with the Spin-off of $1.2 million and $4.7 million during the three months ended June 30, 2016 and 2015, respectively, and $2.8 million and $4.7 million during the six months ended June 30, 2016 and 2015, respectively. Costs incurred during the three and six months ended June 30, 2016 were primarily related to retention awards to certain employees of $0.6 million and $1.9 million, respectively. Retention awards are being amortized over the required service period of each applicable employee. During the three and six months ended June 30, 2015, we incurred charges of $4.7 million related to non-cash inventory write-downs associated with the Spin-off, of which approximately $4.2 million related to our contract operations segment and $0.5 million related to our product sales segment. Non-cash inventory write-downs primarily related to the decentralization of shared inventory components between Archrock’s North America contract operations business and our international contract operations business. The charges incurred in conjunction with the Spin-off are included in restructuring and other charges in our statements of operations. We currently estimate that we will incur additional one-time expenditures of approximately $2.0 million related to retention awards to certain employees in the form of cash and stock-based compensation through November 2017.

As a result of unfavorable market conditions in North America, combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices, in the second quarter of 2015, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities. We incurred restructuring and other charges associated with the cost reduction plan of $9.5 million and $5.8 million during the three months ended June 30, 2016 and 2015, respectively, and $23.2 million and $5.8 million during the six months ended June 30, 2016 and 2015, respectively. Restructuring and other charges incurred during the three and six months ended June 30, 2016 were primarily related to employee termination benefits and the exit from a leased corporate building. Costs incurred for employee termination benefits during the three and six months ended June 30, 2016 were $6.7 million and $17.5 million, respectively, of which $4.6 million and $12.7 million, respectively, related to our product sales business. We ceased the use of a corporate building under an operating lease in the second quarter of 2016, and as a result, recorded net charges of $2.7 million during the three and six months ended June 30, 2016. During the three and six months ended June 30, 2015, we incurred $5.8 million of restructuring and other charges as a result of this plan, of which $4.0 million related to non-cash write-downs of inventory and $1.8 million related to employee termination benefits. The non-cash inventory write-downs were the result of our decision to exit the manufacturing of cold weather packages, which had historically been performed at a product sales facility in North America we decided to close in 2015. The charges incurred in conjunction with the cost reduction plan are included in restructuring and other charges in our statements of operations. We currently estimate that we will incur additional charges with respect to this cost reduction plan of approximately $1.5 million. We expect the majority of the estimated additional charges will result in cash expenditures. Accrued liabilities related to the cost reduction plan are based on estimates that may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the six months ended June 30, 2015 and 2016 (in thousands):

	Spin-off	Cost Reduction Plan	Total
Beginning balance at January 1, 2015	$—	$—	$—
Additions for costs expensed	4,700	5,847	10,547
Less non-cash expense	(4,700)	(4,007)	(8,707)
Reductions for payments	—	(1,738)	(1,738)
Ending balance at June 30, 2015	$—	$102	$102

Beginning balance at January 1, 2016	$1,083	$565	$1,648
Additions for costs expensed	2,778	21,297	24,075
Deductions for gains realized	—	(872)	(872)
Less non-cash expense	(700)	(437)	(1,137)
Less non-cash income	—	872	872
Reductions for payments	(1,488)	(13,453)	(14,941)
Ending balance at June 30, 2016	$1,673	$7,972	$9,645

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consulting fees	$—	$—	$22	$—
Start-up of stand-alone functions	610	—	887	—
Retention awards to certain employees	566	—	1,891	—
Non-cash inventory write-downs	—	8,707	—	8,707
Employee termination benefits	6,732	1,840	17,453	1,840
Net charges to exit the use of a corporate operating lease	2,708	—	2,708	—
Other	20	—	242	—
Total restructuring and other charges	$10,636	$10,547	$23,203	$10,547

Additionally, in the first quarter of 2016, we committed to a plan to exit our Belleli EPC business to focus on our core oil and gas businesses. Our plan to exit our Belleli EPC business resulted in a reduction in the remaining useful lives of the assets that are currently used in the Belleli EPC business and a long-lived asset impairment charge of $0.7 million impacting results from continuing operations during the six months ended June 30, 2016. See Note 10 for further discussion relating to this impairment charge and Note 3 for further discussion related to our plan to exit our Belleli businesses.

13. Deferred Income Taxes

As of December 31, 2015, we had approximately $152.0 million of U.S. deferred tax assets. These deferred tax assets primarily related to U.S. federal net operating loss carryforwards of $65.9 million that can be used to offset future U.S. federal taxable income, and carryforwards for foreign tax credits of $72.0 million, research and development credits of $31.3 million and alternative minimum tax credits of $5.1 million that can reduce our U.S. federal income taxes payable in future periods. Most of these carryforwards will expire if they are not used within certain periods. At December 31, 2015, we considered it more-likely-than-not that we will have sufficient taxable income of the appropriate character in the future that will allow us to realize these U.S. deferred tax assets, other than in cases where valuation allowances were previously recorded. As of December 31, 2015, approximately $49.7 million of valuation allowances were recorded against our U.S. deferred tax assets.

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

Based on information available at June 30, 2016, we expect to incur a three-year cumulative loss in the U.S. by the end of 2016. Due to this significant negative evidence of cumulative losses, which outweighs the positive evidence of firm sales backlog and projected further taxable income, we are no longer able to support that it is more-likely-than-not that we will have sufficient taxable income of the appropriate character in the future that will allow us to realize our U.S. deferred tax assets. During the three and six months ended June 30, 2016, we recorded additional valuation allowances against our U.S. deferred tax assets of $88.0 million, of which $65.5 million related to U.S. deferred tax assets that existed at December 31, 2015.

14. Related Party Transactions

Spin Agreements

In connection with the completion of the Spin-off, on November 3, 2015, we entered into several agreements with Archrock and certain subsidiaries of Archrock and, with respect to certain agreements, a subsidiary of Archrock Partners (named Exterran Partners, L.P. prior to November 3, 2015) (“Archrock Partners”), that govern the Spin-off and the relationship among the parties following the Spin-off, including the following agreements (collectively, the “Spin Agreements”): separation and distribution agreement, tax matters agreement, employee matters agreement, transition services agreement, supply agreement, storage agreements and services agreements. Pursuant to the transition services agreement, during the three and six months ended June 30, 2016 we recorded selling, general and administrative expense of $0.3 million and $0.6 million, respectively, and other income of $0.4 million and $1.1 million, respectively.

Transactions with Affiliates

All intercompany transactions and accounts within these financial statements have been eliminated. All affiliate transactions occurring prior to the Spin-off between the international services and product sales businesses of Archrock and the other businesses of Archrock have been included in these financial statements. Prior to the Spin-off sales of newly-manufactured compression equipment from the product sales business of EESLP to Archrock Partners were used in the U.S. services business of Archrock and were made pursuant to an omnibus agreement between the parties and other affiliates of both entities. Through November 3, 2015, per the omnibus agreement, revenue was determined by the cost to manufacture such equipment plus a fixed margin. During the three months ended June 30, 2015, we recorded product sales revenue from affiliates of $53.9 million and cost of sales of $49.6 million from the sale of newly-manufactured compression equipment to Archrock Partners. During the six months ended June 30, 2015, we recorded product sales revenue from affiliates of $109.7 million and cost of sales of $100.9 million from the sale of newly-manufactured compression equipment to Archrock Partners. Subsequent to November 3, 2015, sales to Archrock Partners are considered sales to third parties.

Prior to the closing of the Spin-off, EESLP also had a fleet of compression units used to provide compression services in the U.S. services business of Archrock. Revenue prior to the Spin-off was not recognized in our statements of operations for the sale of compressor units by us that were used by EESLP to provide compression services to customers of the U.S. services business of Archrock. The costs of these units were treated as a reduction of parent equity in the balance sheets and a distribution to parent in the statements of cash flows and totaled $25.9 million during the six months ended June 30, 2015. Subsequent to November 3, 2015, sales to Archrock are considered sales to third parties.

Allocation of Expenses

For the periods prior to the Spin-off, the statements of operations also includes expense allocations for certain functions performed by Archrock which have not been historically allocated to its operating segments, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology. Included in our selling, general and administrative expense during the three and six months ended June 30, 2015 were $13.2 million and $28.1 million, respectively, of allocated corporate expenses incurred by Archrock prior to the Spin-off. These costs were allocated to us systematically based on specific department function and revenue. Management believes the assumptions underlying the financial statements, including the assumptions regarding allocating expenses from Archrock, are reasonable. Nevertheless, the financial statements may not be representative of the actual expenses that would have been incurred had we been a stand-alone public company during the periods presented and, consequently, may not reflect our combined results of operations, financial position and cash flows had we been a stand-alone public company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

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

Net Contributions from (Distributions to) Parent

Parent equity, which included retained earnings prior to the Spin-off, represents Archrock’s interest in our recorded net assets. Prior to the Spin-off, all transactions between us and Archrock were presented in the accompanying statements of stockholders’ equity as net contributions from parent. A reconciliation of net contributions from parent in the statements of stockholders’ equity to the corresponding amount presented in the statements of cash flows for the six months ended June 30, 2015 as follows (in thousands):

Six Months Ended June 30, 2015
As Restated
Net contributions from parent per the statements of stockholders’ equity	$1,963
Stock-based compensation expenses prior to the Spin-off	(3,756)
Stock-based compensation excess tax benefit prior to the Spin-off	799
Net transfers of property, plant and equipment from parent prior to the Spin-off	(16,589)
Net distributions to parent per statements of cash flows	$(17,583)

15. Stockholders’ Equity

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in stockholders’ equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income consists of foreign currency translation adjustments.

The following table presents the changes in accumulated other comprehensive income, net of tax, during the six months ended June 30, 2015 and 2016 (in thousands):

Foreign Currency Translation Adjustment
Accumulated other comprehensive income, January 1, 2015 (As Restated)	$26,745
Loss recognized in other comprehensive income (loss) (As Restated)	(4,420)
Accumulated other comprehensive income, June 30, 2015 (As Restated)	$22,325

Accumulated other comprehensive income, January 1, 2016	$29,198
Income recognized in other comprehensive income (loss)	4,199
Accumulated other comprehensive income, June 30, 2016	$33,397

16. Stock-Based Compensation

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

The table below presents the changes in stock option awards for our common stock during the six months ended June 30, 2016. Options outstanding relate to employees, directors and consultants of us and Archrock.

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2016	434	$18.53
Granted	—	—
Exercised	(56)	12.40
Cancelled	(25)	38.00
Options outstanding, June 30, 2016	353	18.12	2.3	$553
Options exercisable, June 30, 2016	341	17.61	2.2	553

Intrinsic value is the difference between the market value of our common stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised to purchase our common stock during the six months ended June 30, 2016 was $0.1 million. As of June 30, 2016, we expect to recognize less than $0.1 million of additional compensation cost related to unvested stock options issued to our employees, directors and consultants, related to options to purchase either our common stock or Archrock’s common stock.

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

The table below presents the changes in restricted stock, restricted stock unit, performance unit, cash settled restricted stock unit and cash settled performance unit for our common stock during the six months ended June 30, 2016. Non-vested awards relate to employees, directors and consultants of us and Archrock. Awards granted subsequent to November 3, 2015 only relate to our employees, directors and consultants.

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2016	1,004	$22.17
Granted	773	15.46
Vested	(401)	23.04
Change in expected vesting of performance units	172	15.46
Cancelled	(69)	22.67
Non-vested awards, June 30, 2016 (1)	1,479	17.62
________________________________

(1)
Non-vested awards as of June 30, 2016 are comprised of 25,000 cash settled restricted stock units and cash settled performance units and 1,454,000 restricted shares, restricted stock units and performance units.

As of June 30, 2016, we expect $22.2 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units issued to our employees, in the form of either our common stock or Archrock’s common stock, to be recognized over the weighted-average vesting period of 2.2 years.

17. Net Income (Loss) Per Common Share

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

The following table presents a reconciliation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		As Restated		As Restated
Numerator for basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$(106,582)	$(14,630)	$(135,412)	$3,915
Income (loss) from discontinued operations, net of tax	11,036	207	(53,091)	18,139
Less: Net income attributable to participating securities	—	—	—	—
Net income (loss) — used in basic and diluted net income (loss) per common share	$(95,546)	$(14,423)	$(188,503)	$22,054

Weighted average common shares outstanding including participating securities	35,567	34,286	35,476	34,286
Less: Weighted average participating securities outstanding	(949)	—	(947)	—
Weighted average common shares outstanding — used in basic net income (loss) per common share	34,618	34,286	34,529	34,286
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	—	*	—
Weighted average common shares outstanding — used in diluted net income (loss) per common share	34,618	34,286	34,529	34,286
Net income (loss) per common share:
Basic	$(2.76)	$(0.42)	$(5.46)	$0.64
Diluted	$(2.76)	$(0.42)	$(5.46)	$0.64

*	Excluded from diluted net income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income (loss) per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	236	*	240	*
On exercise of options and vesting of restricted stock units	49	*	53	*
Net dilutive potential common shares issuable	285	—	293	—

*	Not applicable for the period.

18. Commitments and Contingencies

Guarantees

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of June 30, 2016
Performance guarantees through letters of credit (1)	2016 - 2021	$171,781
Standby letters of credit	2016 - 2017	1,288
Bid bonds and performance bonds (1)	2016 - 2023	84,633
Maximum potential undiscounted payments		$257,702
________________________________

(1)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.

Contingencies

See Note 3 and Note 7 for a discussion of our gain contingencies related to assets that were expropriated in Venezuela.

Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries until Archrock’s subsidiary has received an aggregate amount of such payments up to the lesser of (i) $125.8 million, plus the aggregate amount of all reimbursable expenses incurred by Archrock and its subsidiaries in connection with recovering any PDVSA Gas default installment payments following the completion of the Spin-off or (ii) $150.0 million. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. Pursuant to the separation and distribution agreement, we transferred cash of $29.7 million to Archrock during the six months ended June 30, 2016. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. As of June 30, 2016, the remaining principal amount due to us from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets was approximately $54 million. In subsequent periods, the recognition of a liability, if applicable, resulting from this contingency to Archrock is expected to impact equity, and as such, is not expected to have an impact on our statements of operations.

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

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of June 30, 2016 and December 31, 2015, we had accrued $2.4 million and $3.1 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income-based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

Contracts Containing Liquidated Damages Provisions

Some of our product sales contracts have schedule dates and performance obligations that if not met could subject us to penalties for liquidated damages. These generally relate to specified activities that must be completed by a set contractual date or by achievement of a specified level of output or throughput. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating or settling claims and closing out the contract. As of June 30, 2016, estimated penalties for liquidated damages of $20.9 million have been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. We believe that we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being incurred by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher liquidated damages amounts. Additionally, we have asserted claims, or intend to assert claims, against certain customers that, if settled, could result in a release of such claims in exchange for release of certain liquidated damages currently recorded in our financial statements. We recognize claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. These requirements are satisfied when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in our performance, claim-related costs are identifiable and considered reasonable in view of the work performed, evidence supporting the claim is objective and verifiable and collection is probable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims.

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

19. Reportable Segments

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

The following table presents revenues and other financial information by reportable segment during the three and six months ended June 30, 2016 and 2015 (in thousands):

Three Months Ended	Contract Operations	Aftermarket Services	Product Sales (1)	Reportable Segments Total (1)(2)
June 30, 2016:
Revenue	$94,689	$34,668	$132,790	$262,147
Gross margin (3)	58,288	10,531	9,742	78,561
June 30, 2015:
Revenue	$115,250	$34,031	$311,500	$460,781
Gross margin (3)	70,505	9,704	19,989	100,198

Six Months Ended	Contract Operations	Aftermarket Services	Product Sales (1)	Reportable Segments Total (1)(2)
June 30, 2016:
Revenue	$199,448	$64,909	$304,420	$568,777
Gross margin (3)	124,549	18,472	19,480	162,501
June 30, 2015:
Revenue	$235,941	$70,275	$674,385	$980,601
Gross margin (3)	146,857	20,791	75,249	242,897
_______________________________

(1)
Financial information for the product sales segment for the three and six months ended June 30, 2015 has been restated. Refer to Note 2 for further information regarding the restatement of previously reported financial information.

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

The following table reconciles income (loss) before income taxes to total gross margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		As Restated		As Restated
Income (loss) before income taxes	$(6,247)	$(6,393)	$(31,068)	$32,607
Selling, general and administrative	40,648	55,434	86,386	113,250
Depreciation and amortization	27,417	36,053	78,350	74,068
Long-lived asset impairment	—	5,910	651	10,489
Restatement charges	7,851	—	7,851	—
Restructuring and other charges	10,636	10,547	23,203	10,547
Interest expense	8,879	319	17,342	826
Equity in income of non-consolidated affiliates	(5,229)	(5,062)	(10,403)	(10,068)
Other (income) expense, net	(5,394)	3,390	(9,811)	11,178
Consolidated and combined gross margin	$78,561	$100,198	$162,501	$242,897

20. Subsequent Events

In July 2016, we received an additional installment payment, including an annual charge, from PDVSA Gas relating to the 2012 sale of our previously nationalized assets of $19.5 million. As we have not recognized amounts payable to us by PDVSA Gas relating to the 2012 sale of our previously nationalized assets as a receivable but rather as income in the periods such payments are received, the installment payments received in July 2016 relating to our previously nationalized assets will be recognized as income from discontinued operations in the third quarter of 2016. Pursuant to the separation and distribution agreement, a notional amount corresponding to the cash we received from the PDVSA Gas installment payments were transferred to Archrock in July 2016. The transfer of cash will be recognized as a reduction to stockholders’ equity in the third quarter of 2016.

In August 2016, we completed the sale of our Belleli CPE business to Tosto S.r.l. for cash proceeds of approximately $5.5 million. Our Belleli CPE business is reflected as discontinued operations in our financial statements.

On August 24, 2016 and November 22, 2016, we and our wholly owned subsidiary, EESLP, entered into amendments to the Credit Agreement with Wells Fargo, as the administrative agent, and various financial institutions as lenders. Under these amendments, the lenders extended the waivers previously granted under the previous amendments to February 28, 2017 unless on or prior to that date, we deliver the replacement financial information, and further extended the deadline to no later than February 28, 2017 by which we are required to deliver to the lenders our quarterly reports for the fiscal quarters ended March 31, 2016, June 30, 2016 and September 30, 2016 and the related compliance certificates demonstrating compliance with the financial covenants set forth in the Credit Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated and Combined Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2015 (the “2015 Form 10-K/A”). As described in Note 2 to the Financial Statements, we restated our previously reported financial statements as of December 31, 2015 and for the three and six months ended June 30, 2015. The impact of the restatement is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

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

Restatement of Previously Reported Consolidated and Combined Financial Statements

The impact of the restatement is reflected in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For a summary of the effect of the restatement as of December 31, 2015 and for the three and six months ended June 30, 2015 see Note 2 to the Financial Statements.

As a result of the internal investigation discussed in Note 2 to the Financial Statements, we incurred in $7.9 million of costs associated with the restatement of our financial statements during the three and six months ended June 30, 2016, which were primarily related to $4.8 million of external accounting costs and $2.7 million of external legal costs. We currently estimate that we will incur additional cash expenditures, including estimated external legal counsel costs related to the pending SEC investigation, of approximately $23 million associated with the restatement of our financial statements in subsequent periods, some portion of which might be recoverable from Archrock.

Exit of our Belleli Businesses

In the first quarter of 2016, we committed to a plan to exit certain Belleli businesses to focus on our core oil and gas businesses. Specifically we planned to exit the Belleli CPE business comprising of engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities (referred to as “Belleli CPE” or the “Belleli CPE business” herein). In addition, we planned to exit the Belleli EPC business comprising of engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants in the Middle East (referred to as “Belleli EPC” or the “Belleli EPC business” herein). Belleli CPE met the held for sale criteria and is reflected as discontinued operations in our financial statements for all periods presented. As discussed in Note 20 to the Financial Statements, we completed the sale of our Belleli CPE business in August 2016. Belleli CPE was previously included in our product sales segment. In conjunction with the planned disposition of Belleli CPE, we recorded impairments of long-lived assets and current assets that totaled $7.1 million and $68.8 million during the three and six months ended June 30, 2016, respectively. The impairment charges are reflected in income (loss) from discontinued operations, net of tax. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), Belleli EPC will not be reflected as discontinued operations until the substantial cessation of the remaining non-oil and gas business. During the first quarter of 2016, we ceased the booking of new orders for our Belleli EPC business. Belleli EPC is included in our product sales segment. Our plan to exit our Belleli EPC business resulted in a reduction in the remaining useful lives of the assets that are currently used in the Belleli EPC business and a long-lived asset impairment charge of $0.7 million impacting results from continuing operations during the six months ended June 30, 2016.

The following tables summarize the operating results of our Belleli businesses and our core oil and gas businesses (in thousands):

	Exterran Corporation Excluding Belleli	Belleli				Exterran Corporation Consolidated and Combined
		CPE		EPC
Three Months Ended June 30, 2016
Revenue	$228,689	$—		$33,458		$262,147
Cost of sales (excluding depreciation and amortization expense)	150,324	—		33,262		183,586
Depreciation and amortization	25,569	—		1,848		27,417
Loss from continuing operations	(98,397)	—		(8,185)		(106,582)
Income (loss) from discontinued operations, net of tax (1)	19,264	(8,228)		—		11,036
Net loss	(79,133)	(8,228)		(8,185)		(95,546)
Product sales backlog (at period end)	94,512	—	(2)	105,461	(3)	199,973
Third party bookings	47,859	—	(2)	1,819	(3)	49,678

Three Months Ended June 30, 2015 (As Restated)
Revenue	$440,569	$—		$20,212		$460,781
Cost of sales (excluding depreciation and amortization expense)	316,105	—		44,478		360,583
Depreciation and amortization	33,121	—		2,932		36,053
Income (loss) from continuing operations	16,184	—		(30,814)		(14,630)
Income (loss) from discontinued operations, net of tax (1)	379	(172)		—		207
Net income (loss)	16,563	(172)		(30,814)		(14,423)
Product sales backlog (at period end)	418,666	—	(2)	138,311		556,977
Third party bookings	102,109	—	(2)	(327)		101,782

	Exterran Corporation Excluding Belleli	Belleli			Exterran Corporation Consolidated and Combined
		CPE		EPC
Six Months Ended June 30, 2016
Revenue	$505,356	$—		$63,421	$568,777
Cost of sales (excluding depreciation and amortization expense)	341,427	—		64,849	406,276
Depreciation and amortization	73,976	—		4,374	78,350
Loss from continuing operations	(120,448)	—		(14,964)	(135,412)
Income (loss) from discontinued operations, net of tax (1)	19,500	(72,591)		—	(53,091)
Net loss	(100,948)	(72,591)		(14,964)	(188,503)
Product sales backlog (at period end)	94,512	—	(2)	105,461	199,973
Third party bookings	68,093	—	(2)	6,458	74,551

Six Months Ended June 30, 2015 (As Restated)
Revenue	$927,963	$—		$52,638	$980,601
Cost of sales (excluding depreciation and amortization expense)	660,513	—		77,191	737,704
Depreciation and amortization	68,376	—		5,692	74,068
Income (loss) from continuing operations	40,328	—		(36,413)	3,915
Income (loss) from discontinued operations, net of tax (1)	19,122	(983)		—	18,139
Net income (loss)	59,450	(983)		(36,413)	22,054
Product sales backlog (at period end)	418,666	—	(2)	138,311	556,977
Third party bookings	165,239	—	(2)	6,211	171,450
___________________

(1)	See Note 3 to the Financial Statements for further discussion regarding discontinued operations.

(2)
As of June 30, 2016 and 2015 product sales backlog for Belleli CPE was $38.3 million and $73.7 million, respectively. Third party bookings for Belleli CPE were $1.4 million and $43.2 million during the three months ended June 30, 2016 and 2015, respectively, and $4.3 million and $72.0 million during the six months ended June 30, 2016 and 2015, respectively. As Belleli CPE is no longer a part of our continuing operations, Belleli CPE’s product sales backlog and third party bookings have been excluded from all periods presented.

(3)
During the first quarter of 2016, we ceased the booking of new orders for our Belleli EPC business. Changes in our Belleli EPC backlog since March 31, 2016 reflect revenue recognized and change orders booked on existing contracts.

Basis of Presentation

All financial information presented for periods after the Spin-off represents our consolidated results of operations, financial position and cash flows (referred to as the “condensed consolidated financial statements”) and all financial information for periods prior to the Spin-off represents our combined results of operations, financial position and cash flows (referred to as the “condensed combined financial statements”). Accordingly:

•
Our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 and our condensed consolidated statements of cash flows and stockholders’ equity for the six months ended June 30, 2016 consist entirely of our consolidated results. Our condensed combined statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and our condensed combined statements of cash flows and stockholders’ equity for the six months ended June 30, 2015 consist entirely of the combined results of Archrock’s international services and product sales businesses.

•	Our condensed consolidated balance sheets at June 30, 2016 and December 31, 2015 consist entirely of our consolidated balances.

The condensed combined financial statements were derived from the accounting records of Archrock and reflect the combined historical results of operations, financial position and cash flows of Archrock’s international services and product sales businesses. The condensed combined financial statements were presented as if such businesses had been combined for periods prior to November 4, 2015. All intercompany transactions and accounts within these statements have been eliminated. Affiliate transactions between the international services and product sales businesses of Archrock and the other businesses of Archrock have been included in the condensed combined financial statements, with the exception of product sales within our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”). Prior to the closing of the Spin-off, EESLP also had a fleet of compression units used to provide compression services in the U.S. services business of Archrock. Revenue has not been recognized in the condensed combined statements of operations for the sale of compressor units by us that were used by EESLP to provide compression services to customers of the U.S. services business of Archrock. See Note 14 to the Financial Statements for further discussion on transactions with affiliates.

The condensed combined statements of operations include expense allocations for certain functions historically performed by Archrock and not allocated to its operating segments, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology. See Note 14 to the Financial Statements for further discussion regarding the allocation of corporate expenses.

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

Overall market activity in North America remains at depressed levels due to the significant decrease in oil and natural gas prices since the third quarter of 2014. The Henry Hub spot price for natural gas was $2.94 per MMBtu at June 30, 2016, which was approximately 5% higher than prices at June 30, 2015 but 29% lower than prices at September 30, 2014, respectively, and the U.S. natural gas liquid composite price was approximately $5.25 per MMBtu for the month of June 2016, which was approximately 10% higher than the price for the month of June 2015 but 47% lower than the price for the month of September 2014, respectively. These lower prices have led to reduced drilling of gas wells in North America. In addition, the West Texas Intermediate crude oil spot price as of June 30, 2016 was approximately 19% and 47% lower than prices at June 30, 2015 and September 30, 2014, respectively, which has led to reduced drilling of oil wells. More recently, West Texas Intermediate crude oil prices have slightly declined since the first half of 2016, represented by a spot price decrease of 3% at October 31, 2016 compared to June 30, 2016. During periods of lower oil or natural gas prices, our customers typically decrease their capital expenditures, which generally results in lower activity levels. As a result of the low oil and natural gas price environment in North America, our customers have sought to significantly reduce their capital and operating expenditure requirements, and as a result, the demand and pricing for the equipment we manufacture in North America have been adversely impacted. Third party booking activity levels for our manufactured products in North America during the three months ended June 30, 2016 were $47.8 million, which represents a decline of approximately 71% and 38% compared to the three months ended December 31, 2015 and June 30, 2015, respectively, and our North America product sales backlog as of June 30, 2016 was $64.2 million, which represents a decline of approximately 71% and 78% compared to December 31, 2015 and June 30, 2015, respectively. We believe these booking levels reflect both our customers’ reduced activity levels in response to the decline in commodity prices and caution on the part of our customers as they seek to reduce costs.

Similarly, in international markets, lower oil and natural gas prices have had a negative impact on the amount of capital investment by our customers in new projects. Our customers have sought to reduce their capital and operating expenditure requirements due to lower oil and natural gas prices. As a result, the demand and pricing for our services and products in international markets have been adversely impacted. However, we believe the impact of lower oil and natural gas prices in international markets will generally be less than we expect to experience in North America for two reasons: first, the longer-term fundamentals influencing our international customers’ demand and, second, the long-term contracts we have in place with some of those international customers, including for our contract operations services. Growth in our international markets depends in part on international infrastructure projects, many of which are based on longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based on longer-term fundamentals that can be less tied to near term commodity prices than our North American customers. Therefore, we believe the demand for our services and products in international markets will continue, and we expect to have opportunities to grow our international businesses over the long term. Third party booking activity levels for our manufactured products in international markets during the three months ended June 30, 2016 were $1.9 million, which represents a decline of approximately 92% compared to each of the three month periods ended December 31, 2015 and June 30, 2015, and our international market product sales backlog as of June 30, 2016 was $135.8 million, which represents a decline of approximately 34% and 49% compared to December 31, 2015 and June 30, 2015, respectively. The fluctuations in the size of our bid proposals for new contracts tend to create variability in booking activity levels in international markets from period to period.

Aggregate third party booking activity levels for our manufactured products in North America and international markets during the three months ended June 30, 2016 were $49.7 million, which represents a decline of approximately 74% and 51% compared to the three months ended December 31, 2015 and June 30, 2015, respectively. The aggregate product sales backlog for our manufactured products in North America and international markets as of June 30, 2016 was $200.0 million, which represents a decline of approximately 53% and 64% compared to December 31, 2015 and June 30, 2015, respectively.

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

Operating Highlights

The following tables summarize our total available horsepower, total operating horsepower, average operating horsepower, horsepower utilization percentages and product sales backlog (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total Available Horsepower (at period end)	1,188	1,216	1,188	1,216
Total Operating Horsepower (at period end)	957	938	957	938
Average Operating Horsepower	961	948	962	959
Horsepower Utilization (at period end)	81%	77%	81%	77%

	June 30, 2016	December 31, 2015	June 30, 2015
		As Restated	As Restated
Product Sales Backlog (1):
Compressor and Accessory Backlog	$47,834	$141,059	$150,981
Production and Processing Equipment Backlog	148,012	281,338	345,517
Installation Backlog	4,127	7,445	60,479
Total Product Sales Backlog	$199,973	$429,842	$556,977
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

Revenue.  Revenue during the three months ended June 30, 2016 was $262.1 million compared to $460.8 million during the three months ended June 30, 2015. Revenue during the six months ended June 30, 2016 was $568.8 million compared to $980.6 million during the six months ended June 30, 2015. The decrease in revenue during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 was primarily caused by revenue decreases in our product sales and contract operations segments, as discussed further below.

Net income (loss).  We generated net loss of $95.5 million and $14.4 million during the three months ended June 30, 2016 and 2015, respectively, and net loss of $188.5 million and net income of $22.1 million during the six months ended June 30, 2016 and 2015, respectively. The increase in net loss during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to non-cash valuation allowances of $88.0 million recorded against U.S. net deferred tax assets during the current year period and a decrease in gross margin in our contract operations and product sales segments. These activities were partially offset by a $19.3 million increase in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas S.A. (“PDVSA Gas”) and a decrease in selling, general and administrative (“SG&A”) expense. Net loss during the three months ended June 30, 2016 included income from discontinued operations, net of tax, of $11.0 million. The increase in net loss during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to a non-cash valuation allowances of $88.0 million recorded against U.S. net deferred tax assets during the current year period, a decrease in gross margin in our product sales and contract operations segments, impairment charges reflected in loss from discontinued operations, net of tax, of $68.8 million related to Belleli CPE during the current year period and an increase in interest expense. These activities were partially offset by a decrease in SG&A expense and foreign currency gains of $5.5 million in the current year period compared to foreign currency losses of $10.5 million in the prior year period. Net loss during the six months ended June 30, 2016 included loss from discontinued operations, net of tax, of $53.1 million and net loss during the six months ended June 30, 2015 included income from discontinued operations, net of tax, of $18.1 million.

EBITDA, as adjusted.  Our EBITDA, as adjusted, was $40.9 million and $41.9 million during the three months ended June 30, 2016 and 2015, respectively, and $78.9 million and $126.5 million during the six months ended June 30, 2016 and 2015, respectively. EBITDA, as adjusted, during the three ended June 30, 2016 compared to the three months ended June 30, 2015 decreased primarily due to a decrease in gross margin in our contract operations and product sales segments, partially offset by a decrease in SG&A expense, a $3.9 million loss recognized during the prior year period on short-term investments related to the purchase of Argentine government issued U.S. dollar denominated bonds and a $2.2 million gain on the sale of a plant in Argentina during the current year period. EBITDA, as adjusted, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 decreased primarily due to a decrease in gross margin in our product sales and contract operations segments, partially offset by a decrease in SG&A expense, a $3.9 million loss recognized during the prior year period on short-term investments related to the purchase of Argentine government issued U.S. dollar denominated bonds and a $2.2 million gain on the sale of a plant in Argentina during the current year period. EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

The Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Contract Operations
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2016	2015	(Decrease)
Revenue	$94,689	$115,250	(18)%
Cost of sales (excluding depreciation and amortization expense)	36,401	44,745	(19)%
Gross margin	$58,288	$70,505	(17)%
Gross margin percentage (1)	62%	61%	1%
___________________
(1) Defined as gross margin divided by revenue.

The decrease in revenue during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to a decrease in revenue of $9.9 million resulting from an early termination of a project in the Eastern Hemisphere in January 2016 that had been operating since the third quarter of 2009, a $9.2 million decrease in revenue in Mexico primarily driven by projects that terminated operations in 2015 and a reduction of recognized deferred revenue resulting from contract extensions, a $6.4 million decrease in revenue in Argentina primarily due to a devaluation of the Argentine peso since the prior year period and a $3.1 million decrease in revenue in Nigeria primarily driven by two projects that terminated operations in late 2015 and early 2016. These decreases were partially offset by a $6.2 million increase in revenue in Brazil primarily driven by the start-up of a project during the second half of 2015 and a $3.3 million increase in revenue in Bolivia primarily driven by the start-up of a project during the first quarter of 2016. Gross margin decreased during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to the revenue decrease explained above, excluding the devaluation of the Argentine peso as the impact on gross margin was insignificant. Gross margin percentage during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 increased primarily due to the start-up of a project in Brazil during the second half of 2015 and the start-up of a project in Bolivia during the first quarter of 2016, partially offset by the impact of an early termination of a project in the Eastern Hemisphere including demobilization expenses of $1.5 million incurred during the three months ended June 30, 2016. Additionally, excluded from cost of sales and recorded to restructuring and other charges in our statements of operations during the three months ended June 30, 2015 were non-cash inventory write-downs of $4.2 million associated with the Spin-off primarily related to the decentralization of shared inventory components between Archrock’s North America contract operations business and our international contract operations business.

Aftermarket Services
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2016	2015	(Decrease)
Revenue	$34,668	$34,031	2%
Cost of sales (excluding depreciation and amortization expense)	24,137	24,327	(1)%
Gross margin	$10,531	$9,704	9%
Gross margin percentage	30%	29%	1%

The increase in revenue during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to increased activity in Latin America driven by an increase of $1.5 million in parts sales in Argentina. Gross margin and gross margin percentage during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 increased primarily as a result of an increase in gross margin in Latin America of $1.9 million, partially offset by a decrease in gross margin in the Eastern Hemisphere of $1.3 million.

Product Sales
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2016	2015	(Decrease)
		As Restated
Revenue	$132,790	$311,500	(57)%
Cost of sales (excluding depreciation and amortization expense)	123,048	291,511	(58)%
Gross margin	$9,742	$19,989	(51)%
Gross margin percentage	7%	6%	1%

Overall, the recent declines in our product sales bookings and backlog driven by the market downturn have resulted in revenue decreases in each of the regions where we operate. During the three months ended June 30, 2016 compared to the three months ended June 30, 2015, revenue decreased by $143.9 million, $20.2 million and $14.6 million in revenue in North America, Latin America and the Eastern Hemisphere, respectively. The decrease in revenue in North America was due to decreases of $64.8 million, $61.8 million and $17.3 million in compression equipment revenue, production and processing equipment revenue and installation revenue, respectively. The decrease in Latin America revenue was primarily due to a decrease of $17.5 million in compression equipment revenue. The decrease in the Eastern Hemisphere revenue was due to decreases of $6.4 million, $5.0 million and $3.2 million in installation revenue, compression equipment revenue and production and processing equipment revenue, respectively. The decrease in gross margin was primarily caused by the revenue decrease explained above and continued weakening market conditions resulting in an increasingly aggressive competitive bidding environment, partially offset by estimated loss contract provisions of $23.0 million recorded on significant Belleli EPC projects in the Eastern Hemisphere during the prior year period driven by project execution delays. The increase in gross margin percentage was primarily due to the previously mentioned estimated loss contract provisions recorded during the prior year period, partially offset by weakening market conditions discussed above. See “—Exit of our Belleli Businesses” for further discussion regarding Belleli. Excluded from cost of sales and recorded to restructuring and other charges in our statements of operations during the three months ended June 30, 2015 were non-cash inventory write-downs of $4.5 million primarily related to our decision to exit the manufacturing of cold weather packages, which had historically been performed at a product sales facility in North America we decided to close.

Costs and Expenses
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2016	2015	(Decrease)
		As Restated
Selling, general and administrative	$40,648	$55,434	(27)%
Depreciation and amortization	27,417	36,053	(24)%
Long-lived asset impairment	—	5,910	(100)%
Restatement charges	7,851	—	n/a
Restructuring and other charges	10,636	10,547	1%
Interest expense	8,879	319	2,683%
Equity in income of non-consolidated affiliates	(5,229)	(5,062)	3%
Other (income) expense, net	(5,394)	3,390	(259)%

The decrease in SG&A expense during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to our cost reduction plan and included a $4.9 million decrease in compensation and benefits costs in the Eastern Hemisphere and Latin America and a $3.3 million decrease in corporate expenses. SG&A expense as a percentage of revenue was 16% and 12% during the three months ended June 30, 2016 and 2015, respectively. The increase in SG&A expense as a percentage of revenue was primarily due to a significant decrease in product sales revenue during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. For the periods prior to the Spin-off, SG&A expense includes expense allocations for certain functions, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology services performed by Archrock on a centralized basis that historically have not been recorded at the segment level. These costs were allocated to us systematically based on specific department function and revenue. Included in SG&A expense during the three months ended June 30, 2015 was $13.2 million of allocated corporate expenses incurred by Archrock. The actual costs we would have incurred if we had been a stand-alone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

The decrease in depreciation and amortization expense during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to a decrease of $4.6 million in depreciation expense on certain contract operations projects in Latin America primarily related to capitalized installation costs that were fully depreciated. Capitalized installation costs, included, among other things, civil engineering, piping, electrical instrumentation and project management costs. Additionally, depreciation expense decreased by $1.1 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 as a result of a contract operations project in the Eastern Hemisphere that early terminated operations in January 2016.

We regularly review the future deployment of our idle compression assets used in our contract operations segment for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. During the three months ended June 30, 2015, we determined that 23 idle compressor units totaling approximately 17,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $5.9 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the estimated component value of the equipment on each compressor unit that we plan to use.

As discussed in Note 2 to the Financial Statements, during the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific product sales projects within our Belleli EPC business in the Middle East. As a result, the Audit Committee of the Company’s Board of Directors initiated an internal investigation, including the use of services of a forensic accounting firm. Management also engaged a consulting firm to assist in accounting analysis and compilation of restatement adjustments. During the three months ended June 30, 2016, we incurred in $7.9 million of costs associated with the restatement of our financial statements, which were primarily related to $4.8 million of external accounting costs and $2.7 million of external legal costs. We currently estimate that we will incur additional cash expenditures, including estimated external legal counsel costs related to the pending SEC investigation, of approximately $23 million associated with the restatement of our financial statements in subsequent periods.

In the second quarter of 2015, we announced a cost reduction plan, primarily focused on workforce reductions and the reorganization of certain facilities. These actions were in response to unfavorable market conditions in North America combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices. During the three months ended June 30, 2016, we incurred $9.5 million of restructuring and other charges as a result of this plan, which were primarily related to $6.7 million of employee termination benefits and a $2.7 million charge for the exit of a corporate building under an operating lease. During the three months ended June 30, 2015, we incurred $5.8 million of restructuring and other charges as a result of this plan, of which $4.0 million related to non-cash write-downs of inventory and $1.8 million related to employee termination benefits. The non-cash inventory write-downs were the result of our decision to exit the manufacturing of cold weather packages, which had historically been performed at a product sales facility in North America we decided to close in 2015. Additionally, we incurred restructuring and other charges associated with the Spin-off. During the three months ended June 30, 2016, we incurred $1.2 million of costs associated with the Spin-off, of which $0.6 million related to retention awards to certain employees. During the three months ended June 30, 2015, we incurred charges of $4.7 million related to non-cash inventory write-downs associated with the Spin-off. Non-cash inventory write-downs primarily related to the decentralization of shared inventory components between Archrock’s North America contract operations business and our international contract operations business. The charges incurred in conjunction with the cost reduction plan and Spin-off are included in restructuring and other charges in our statements of operations. See Note 12 to the Financial Statements for further discussion of these charges.

The increase in interest expense during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to borrowings under our revolving credit facility and term loan facility (collectively, the “Credit Facility”) that became available on November 3, 2015. During the three months ended June 30, 2016, the average daily outstanding borrowings under the Credit Facility were $436.4 million. Prior to the Spin-off, third party debt of Archrock, other than debt attributable to capital leases, was not allocated to us as we were not the legal obligor of the debt and Archrock’s borrowings were not directly attributable to our business.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received an installment payment, including an annual charge, of $5.2 million and $5.1 million during the three months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the remaining principal amount due to us was approximately $4 million. Payments we receive from the sale will be recognized as equity in income of non-consolidated affiliates in our statements of operations in the periods such payments are received.

The change in other (income) expense, net, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to a $3.9 million loss recognized during the prior year period on short-term investments related to the purchase of $15.3 million of Argentine government issued U.S. dollar denominated bonds using Argentine pesos and a $2.2 million gain on the sale of a plant in Argentina during the current year period. The change in other (income) expense, net, was also due to foreign currency gains, net of foreign currency derivatives, of $1.4 million during the three months ended June 30, 2016 compared to foreign currency losses of $1.1 million during the three months ended June 30, 2015.

Income Taxes
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2016	2015	(Decrease)
		As Restated
Provision for income taxes	$100,335	$8,237	1,118%
Effective tax rate	(1,606.1)%	(128.8)%	(1,477.3)%

The increase in our income tax expense (and reduction in our effective tax rate) during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily attributable to an $88.0 million charge for valuation allowances recorded against our U.S. deferred tax assets and a $12.7 million charge incurred by one of our subsidiaries in Nigeria for settlement of a foreign tax audit ($7.4 million) and valuation allowances recorded against its remaining deferred tax assets ($5.3 million) during the three months ended June 30, 2016. The valuation allowances recorded against our U.S. deferred tax assets related to carryforwards for U.S. federal net operating losses, foreign tax credits, research and development credits and alternative minimum tax credits. See Note 13 to the Financial Statements for further discussion of the valuation allowances recorded against our U.S. deferred tax assets in the current year period.

Discontinued Operations
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2016	2015	(Decrease)
Income from discontinued operations, net of tax	$11,036	$207	5,231%

Income from discontinued operations, net of tax, during the three months ended June 30, 2016 and 2015 includes our Venezuelan subsidiary’s operations that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding, and our Belleli CPE business.

As discussed in Note 3 to the Financial Statements, in August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas. We received an installment payment, including an annual charge, of and $19.3 million during the three months ended June 30, 2016. The remaining principal amount due to us of approximately $50 million as of June 30, 2016, is payable in cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

As discussed in Note 3 to the Financial Statements, in the first quarter of 2016, we committed to a plan to exit our Belleli CPE business, which provides engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities. As discussed in Note 20 to the Financial Statements, we completed the sale of Belleli CPE in August 2016. Our Belleli CPE business was previously included in our product sales segment. In conjunction with the planned disposition, we recorded impairments of current assets that totaled $7.1 million during the three months ended June 30, 2016. The impairment charges are reflected in income (loss) from discontinued operations, net of tax.

The Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Contract Operations
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)
Revenue	$199,448	$235,941	(15)%
Cost of sales (excluding depreciation and amortization expense)	74,899	89,084	(16)%
Gross margin	$124,549	$146,857	(15)%
Gross margin percentage (1)	62%	62%	—%
___________________
(1) Defined as gross margin divided by revenue.

The decrease in revenue during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to a $19.2 million decrease in revenue in Mexico primarily driven by projects that terminated operations in 2015 and a reduction of recognized deferred revenue resulting from contract extensions, a decrease in revenue of $14.4 million resulting from an early termination of a project in the Eastern Hemisphere in January 2016 that had been operating since the third quarter of 2009, a $13.0 million decrease in revenue in Argentina primarily due to a devaluation of the Argentine peso since the prior year period and a $4.8 million decrease in revenue in Nigeria primarily driven by two projects that terminated operations in late 2015 and early 2016. These decreases were partially offset by a $10.6 million increase in revenue in Brazil primarily driven by the start-up of a project during the second half of 2015 and a $5.1 million increase in revenue in Bolivia primarily driven by the start-up of a project during the first quarter of 2016. Gross margin decreased during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to the revenue decrease explained above, excluding the devaluation of the Argentine peso as the impact on gross margin was insignificant. Gross margin percentage during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 remained flat. The early termination of a project in the Eastern Hemisphere resulted in additional costs during the six months ended June 30, 2016 in the form of depreciation expense, which is excluded from gross margin. Additionally, excluded from cost of sales and recorded to restructuring and other charges in our statements of operations during the six months ended June 30, 2015 were non-cash inventory write-downs of $4.2 million associated with the Spin-off primarily related to the decentralization of shared inventory components between Archrock’s North America contract operations business and our international contract operations business.

Aftermarket Services
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)
Revenue	$64,909	$70,275	(8)%
Cost of sales (excluding depreciation and amortization expense)	46,437	49,484	(6)%
Gross margin	$18,472	$20,791	(11)%
Gross margin percentage	28%	30%	(2)%

The decrease in revenue during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to a $7.1 million decrease in revenue in Gabon driven by our cessation of activities in the Gabon market in the first quarter of 2015. Gross margin and gross margin percentage decreased during the six months ended June 30, 2016 primarily due to the revenue decrease explained above, including the receipt of a settlement from a customer in Gabon during the six months ended June 30, 2015, which positively impacted revenue and gross margin by $3.7 million and $2.2 million, respectively.

Product Sales
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)
		As Restated
Revenue	$304,420	$674,385	(55)%
Cost of sales (excluding depreciation and amortization expense)	284,940	599,136	(52)%
Gross margin	$19,480	$75,249	(74)%
Gross margin percentage	6%	11%	(5)%

Overall, the recent declines in our product sales bookings and backlog driven by the market downturn have resulted in revenue decreases in each of the regions where we operate. During the six months ended June 30, 2016 compared to the six months ended June 30, 2015, revenue decreased by $279.2 million, $55.0 million and $35.8 million in North America, the Eastern Hemisphere and Latin America, respectively. The decrease in revenue in North America was due to decreases of $134.1 million, $113.3 million and $31.8 million in production and processing equipment revenue, compression equipment revenue and installation revenue, respectively. The decrease in the Eastern Hemisphere revenue was due to decreases of $20.8 million, $19.2 million and $15.0 million in installation revenue, production and processing equipment revenue and compression equipment revenue, respectively. The decrease in Latin America revenue was primarily due to a decrease of $30.5 million in compression equipment revenue. The decreases in gross margin and gross margin percentage were primarily caused by the revenue decrease explained above and continued weakening market conditions resulting in an increasingly aggressive competitive bidding environment, partially offset by estimated loss contract provisions of $24.5 million recorded on significant Belleli EPC projects in the Eastern Hemisphere during the prior year period driven by project execution delays. See “—Exit of our Belleli Businesses” for further discussion regarding Belleli. Excluded from cost of sales and recorded to restructuring and other charges in our statements of operations during the six months ended June 30, 2015 were non-cash inventory write-downs of $4.5 million primarily related to our decision to exit the manufacturing of cold weather packages, which had historically been performed at a product sales facility in North America we decided to close.

Costs and Expenses
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)
		As Restated
Selling, general and administrative	$86,386	$113,250	(24)%
Depreciation and amortization	78,350	74,068	6%
Long-lived asset impairment	651	10,489	(94)%
Restatement charges	7,851	—	n/a
Restructuring and other charges	23,203	10,547	120%
Interest expense	17,342	826	2,000%
Equity in income of non-consolidated affiliates	(10,403)	(10,068)	3%
Other (income) expense, net	(9,811)	11,178	(188)%

The decrease in SG&A expense during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to our cost reduction plan and included a $10.6 million decrease in compensation and benefits costs in the Eastern Hemisphere and Latin America and a $4.7 million decrease in corporate expenses. SG&A expense as a percentage of revenue was 15% and 12% during the six months ended June 30, 2016 and 2015, respectively. The increase in SG&A expense as a percentage of revenue was primarily due to a significant decrease in product sales revenue during the six months ended June 30, 2016 compared to the six months ended June 30, 2016. For the periods prior to the Spin-off, SG&A expense includes expense allocations for certain functions, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology services performed by Archrock on a centralized basis that historically have not been recorded at the segment level. These costs were allocated to us systematically based on specific department function and revenue. Included in SG&A expense during the six months ended June 30, 2015 was $28.1 million of allocated corporate expenses incurred by Archrock. The actual costs we would have incurred if we had been a stand-alone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

Depreciation and amortization expense during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 increased primarily due to an increase in depreciation expense of $20.0 million on a contract operations project in the Eastern Hemisphere that early terminated operations in January 2016. The depreciation expense recognized in the current year period primarily related to capitalized installation costs. The project had been operating since the third quarter of 2009. This increase in depreciation expense was partially offset by a decrease of $10.0 million in depreciation expense on certain contract operations projects in Latin America primarily related to capitalized installation costs that were fully depreciated. Capitalized installation costs, included, among other things, civil engineering, piping, electrical instrumentation and project management costs.

As discussed in Note 3 to the Financial Statements, in the first quarter of 2016, we committed to a plan to exit our Belleli EPC business to focus on our core oil and gas businesses. Because we ceased the booking of new orders for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants, customer relationship intangible assets related to our Belleli EPC business were assessed to have no future benefit to us. As a result, we recorded a long-lived asset impairment charge of $0.7 million during the six months ended June 30, 2016.

We regularly review the future deployment of our idle compression assets used in our contract operations segment for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. During the six months ended June 30, 2015, we determined that 29 idle compressor units totaling approximately 24,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $9.1 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the estimated component value of the equipment on each compressor unit that we plan to use.

During the first quarter of 2015, we evaluated a long-term note receivable from the purchaser of our Canadian contract operations and aftermarket services businesses (“Canadian Operations”) for impairment. This review was triggered by an offer from the purchaser of our Canadian Operations to prepay the note receivable at a discount to its then current book value. The fair value of the note receivable as of March 31, 2015 was based on the amount offered by the purchaser of our Canadian Operations to prepay the note receivable. The difference between the book value of the note receivable at March 31, 2015 and its fair value resulted in the recording of an impairment of long-lived assets of $1.4 million during the six months ended June 30, 2015. In April 2015, we accepted the offer to early settle this note receivable.

As discussed in Note 2 to the Financial Statements, during the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific product sales projects within our Belleli EPC business in the Middle East. As a result, the Audit Committee of the Company’s Board of Directors initiated an internal investigation, including the use of services of a forensic accounting firm. Management also engaged a consulting firm to assist in accounting analysis and compilation of restatement adjustments. During the six months ended June 30, 2016, we incurred in $7.9 million of costs associated with the restatement of our financial statements, which were primarily related to $4.8 million of external accounting costs and $2.7 million of external legal costs. We currently estimate that we will incur additional cash expenditures, including estimated external legal counsel costs related to the pending SEC investigation, of approximately $23 million associated with the restatement of our financial statements in subsequent periods.

In the second quarter of 2015, we announced a cost reduction plan, primarily focused on workforce reductions and the reorganization of certain facilities. These actions were in response to unfavorable market conditions in North America combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices. During the six months ended June 30, 2016, we incurred $23.2 million of restructuring and other charges as a result of this plan, which were primarily related to $17.5 million for employee termination benefits and a $2.7 million charge for the exit of a corporate building under an operating lease. During the six months ended June 30, 2015, we incurred $5.8 million of restructuring and other charges as a result of this plan, of which $4.0 million related to non-cash write-downs of inventory and $1.8 million related to employee termination benefits. The non-cash inventory write-downs were the result of our decision to exit the manufacturing of cold weather packages, which had historically been performed at a product sales facility in North America we decided to close in 2015. Additionally, we incurred restructuring and other charges associated with the Spin-off. During the six months ended June 30, 2016, we incurred $2.8 million of costs associated with the Spin-off, of which $1.9 million related to retention awards to certain employees and $0.9 million related to the start-up of certain stand-alone functions. During the six months ended June 30, 2015, we incurred charges of $4.7 million related to non-cash inventory write-downs associated with the Spin-off. Non-cash inventory write-downs primarily related to the decentralization of shared inventory components between Archrock’s North America contract operations business and our international contract operations business. The charges incurred in conjunction with the cost reduction plan and Spin-off are included in restructuring and other charges in our statements of operations. See Note 12 to the Financial Statements for further discussion of these charges.

The increase in interest expense during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to borrowings under our revolving credit facility and term loan facility (collectively, the “Credit Facility”) that became available on November 3, 2015. During the six months ended June 30, 2016, the average daily outstanding borrowings under the Credit Facility were $469.8 million. Prior to the Spin-off, third party debt of Archrock, other than debt attributable to capital leases, was not allocated to us as we were not the legal obligor of the debt and Archrock’s borrowings were not directly attributable to our business.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received installment payments, including an annual charge, of $10.4 million and $10.1 million during the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the remaining principal amount due to us was approximately $4 million. Payments we receive from the sale will be recognized as equity in income of non-consolidated affiliates in our statements of operations in the periods such payments are received.

The change in other (income) expense, net, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to foreign currency gains, net of foreign currency derivatives, of $5.0 million during the six months ended June 30, 2016 compared to foreign currency losses of $10.5 million during the six months ended June 30, 2015. Our foreign currency gains and losses included translation gains, net of foreign currency derivatives, of $7.0 million during the six months ended June 30, 2016 compared to translation losses of $8.0 million during the six months ended June 30, 2015 related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. The change in other (income) expense, net, was also due to a $3.9 million loss recognized during the prior year period on short-term investments related to the purchase of $15.3 million of Argentine government issued U.S. dollar denominated bonds using Argentine pesos and a $2.2 million gain on the sale of a plant in Argentina during the current year period.

Income Taxes
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)
		As Restated
Provision for income taxes	$104,344	$28,692	264%
Effective tax rate	(335.9)%	88.0%	(423.9)%

The increase in our income tax expense (and reduction in our effective tax rate) during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily attributable to an $88.0 million charge for valuation allowances recorded against our U.S. deferred tax assets and a $12.7 million charge incurred by one of our subsidiaries in Nigeria for settlement of a foreign tax audit ($7.4 million) and valuation allowances recorded against its remaining deferred tax assets ($5.3 million) during the six months ended June 30, 2016. These increases were partially offset by lower income tax expense due to a $63.7 million decrease in income before income taxes in the current year period. The valuation allowances recorded against our U.S. deferred tax assets related to carryforwards for U.S. federal net operating losses, foreign tax credits, research and development credits and alternative minimum tax credits. See Note 13 to the Financial Statements for further discussion of the valuation allowances recorded against our U.S. deferred tax assets in the current year period.

Discontinued Operations
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)
Income (loss) from discontinued operations, net of tax	$(53,091)	$18,139	(393)%

Income (loss) from discontinued operations, net of tax, during the six months ended June 30, 2016 and 2015 includes our Venezuelan subsidiary’s operations that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding, and our Belleli CPE business.

As discussed in Note 3 to the Financial Statements, in August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas. We received an installment payment, including an annual charge, of $19.3 million and $18.7 million during the six months ended June 30, 2016 and 2015, respectively. The remaining principal amount due to us of approximately $50 million as of June 30, 2016, is payable in cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

As discussed in Note 3 to the Financial Statements, in the first quarter of 2016, we committed to a plan to exit our Belleli CPE business, which provides engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities. As discussed in Note 20 to the Financial Statements, we completed the sale of Belleli CPE in August 2016. Our Belleli CPE business was previously included in our product sales segment. In conjunction with the planned disposition, we recorded impairments of long-lived assets and current assets that totaled $68.8 million during the six months ended June 30, 2016. The impairment charges are reflected in income (loss) from discontinued operations, net of tax.

Liquidity and Capital Resources

Our unrestricted cash balance was $33.4 million at June 30, 2016, compared to $29.0 million at December 31, 2015. Working capital decreased to $254.5 million at June 30, 2016 from $408.5 million at December 31, 2015. The decrease in working capital was primarily due to decreases in accounts receivable, inventory, current assets associated with discontinued operations and costs and estimated earnings in excess of billings on uncompleted contracts, partially offset by decreases in accounts payable and accrued liabilities. The decrease in accounts receivable was primarily driven by lower product sales activity in North America and the timing of payments received from customers during the current year period. The decrease in inventory was primarily driven by a decrease in raw materials largely resulting from lower product sales activity in North America. The decrease in current assets associated with discontinued operations was primarily related to impairment charges of $27.7 million recorded against current assets during the six months ended June 30, 2016. The decrease in costs and estimated earnings in excess of billings on uncompleted contracts was primarily driven by lower product sales activity in North America. The decrease in accounts payable was primarily due to a decrease in purchasing activities in North America and Latin America during the current year period. The decrease in accrued liabilities was primarily due to a decrease of $8.4 million in loss contract provisions relating to Belleli EPC projects in the Eastern Hemisphere and a decrease in accrued compensation benefits in North America and the Eastern Hemisphere.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2016	2015
		As Restated
Net cash provided by (used in) continuing operations:
Operating activities	$174,281	$42,580
Investing activities	(19,538)	(60,948)
Financing activities	(159,285)	(17,583)
Effect of exchange rate changes on cash and cash equivalents	(2,544)	(783)
Discontinued operations	11,474	20,422
Net change in cash and cash equivalents	$4,388	$(16,312)

Operating Activities.  The increase in net cash provided by operating activities during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily attributable to working capital decreases in the current year period compared to working capital increases in the prior year period and lower SG&A expense during the current year period, partially offset by a decrease in gross margin in our product sales and contract operations segments. Working capital changes during the six months ended June 30, 2016 included a decrease of $124.9 million in accounts receivable, a decrease of $36.7 million in inventory, a decrease of $36.4 million in accounts payable and other liabilities and an increase of $23.6 million in deferred revenue. Working capital changes during the six months ended June 30, 2015 included a decrease of $55.7 million in accounts receivable, a decrease of $60.5 million in accounts payable and other liabilities and an increase of $22.8 million in costs and estimated earnings versus billings on uncompleted contracts.

Investing Activities.  The decrease in net cash used in investing activities during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily attributable to a $50.7 million decrease in capital expenditures, partially offset by $5.4 million of net proceeds received from the settlement of our outstanding note receivable for the sale of our Canadian Operations in the prior year period and a $4.2 million decrease in proceeds from the sale of property, plant and equipment. The decrease in capital expenditures was primarily driven by installation costs incurred during the six months ended June 30, 2015 on a contract operations project in Brazil that began operations during the second half of 2015 and a decrease in maintenance capital expenditures.

Financing Activities.  The increase in net cash used in financing activities during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily attributable to net repayments of $128.1 million on our revolving credit facility during the current year period, a transfer of cash during the current year period of $29.7 million to Archrock pursuant to the separation and distribution agreement, partially offset by net distributions to parent of $17.6 million during the prior year period. The transfer of cash to Archrock during the six months ended June 30, 2016 was triggered by our receipt of payments from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets.

Discontinued Operations.  The decrease in net cash provided by discontinued operations during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily attributable to working capital changes related to our Belleli CPE business, partially offset by a $0.6 million increase in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas.

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

On July 10, 2015, we and our wholly owned subsidiary, EESLP, entered into a $750.0 million credit agreement (the “Credit Agreement”) with Wells Fargo, as the administrative agent, and various financial institutions as lenders. On October 5, 2015, the parties amended and restated the Credit Agreement to provide for a $925.0 million credit facility, consisting of a $680.0 million revolving credit facility and a $245.0 million term loan facility (collectively, the “Credit Facility”). Availability under the Credit Facility was subject to the satisfaction of certain conditions precedent, including the consummation of the Spin-off on or before January 4, 2016 (the date on which those conditions were satisfied, November 3, 2015, is referred to as the “Initial Availability Date”). The revolving credit facility will mature in November 2020 and the term loan facility will mature in November 2017. In accordance with the Credit Agreement, we are required to repay borrowings outstanding under the term loan facility on each anniversary of the Initial Availability Date in an amount equal to the lesser of (i) $12.3 million and (ii) the outstanding principal balance of the term loan facility. The principal amount of $12.3 million due in November 2016 under the term loan facility is classified as long-term in our balance sheet at June 30, 2016 because we have the intent and ability to refinance the current principal amount due with borrowings under our existing revolving credit facility.

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

As of June 30, 2016, we had $157.0 million in outstanding borrowings and $75.4 million in outstanding letters of credit under our revolving credit facility. At June 30, 2016, taking into account guarantees through letters of credit, we had undrawn capacity of $447.6 million under our revolving credit facility. Our Credit Agreement limits our Total Debt (as defined in the Credit Agreement) to EBITDA ratio (as defined in the Credit Agreement) to not greater than 3.75 to 1.0 (which will increase to 4.50 to 1.0 following the completion of a qualified capital raise). As a result of this limitation, $353.2 million of the $447.6 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of June 30, 2016.

Revolving borrowings under the Credit Facility bear interest at a rate equal to, at our option, either the Base Rate or LIBOR (or EURIBOR, in the case of Euro-denominated borrowings) plus the applicable margin. The applicable margin for revolving borrowings varies (i) in the case of LIBOR loans, from 1.50% to 2.75% and (ii) in the case of Base Rate loans, from 0.50% to 1.75%, and will be determined based on our total leverage ratio pricing grid. “Base Rate” means the highest of the prime rate, the federal funds effective rate plus 0.50% and one-month LIBOR plus 1.00%. Until the term loan facility is refinanced in full with the proceeds of a qualified capital raise (as defined in the Credit Agreement), the applicable margin for borrowings under the revolving credit facility will be increased by 1.00% until the first anniversary of the Initial Availability Date and by 1.50% following the first anniversary of the Initial Availability Date. Term loan borrowings under the Credit Facility will bear interest at a rate equal to, at our option, either (1) the Base Rate plus 4.75%, or (2) the greater of LIBOR or 1.00%, plus 5.75%. The weighted average annual interest rate on outstanding borrowings under the revolving credit facility at June 30, 2016 was 4.3%. The annual interest rate on the outstanding balance of the term loan facility at June 30, 2016 was 6.8%. During the six months ended June 30, 2016, the average daily borrowings under the Credit Facility were $469.8 million.

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

The Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio of 2.25 to 1.00; a maximum total leverage ratio of 3.75 to 1.00 prior to the completion of a qualified capital raise (as defined in the Credit Agreement) and 4.50 to 1.00 thereafter; and, following the completion of a qualified capital raise, a maximum senior secured leverage ratio of 2.75 to 1.00. As of June 30, 2016, we maintained a 7.1 to 1.0 interest coverage ratio, a 2.0 to 1.0 total leverage ratio and a 2.0 to 1.0 senior secured leverage ratio. As of June 30, 2016, we were in compliance with all financial covenants under the Credit Agreement.

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

Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries until Archrock’s subsidiary has received an aggregate amount of such payments up to the lesser of (i) $125.8 million, plus the aggregate amount of all reimbursable expenses incurred by Archrock and its subsidiaries in connection with recovering any PDVSA Gas default installment payments following the completion of the Spin-off or (ii) $150.0 million. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. Pursuant to the separation and distribution agreement, we transferred cash of $29.7 million to Archrock during the six months ended June 30, 2016. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. As of June 30, 2016, the remaining principal amount due to us from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets was approximately $54 million.

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

Of our $33.4 million unrestricted cash balance at June 30, 2016, $21.6 million was held by our non-U.S. subsidiaries. We have not provided for U.S. federal income taxes on indefinitely (or permanently) reinvested cumulative earnings generated by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to both foreign withholding taxes and U.S. federal income taxes net of allowable foreign tax credits. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S. and the available borrowing capacity under our revolving credit facility, as well as the repayment of intercompany liabilities from our non-U.S. subsidiaries, will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

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

The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		As Restated		As Restated
Net income (loss)	$(95,546)	$(14,423)	$(188,503)	$22,054
(Income) loss from discontinued operations, net of tax	(11,036)	(207)	53,091	(18,139)
Depreciation and amortization	27,417	36,053	78,350	74,068
Long-lived asset impairment	—	5,910	651	10,489
Restatement charges	7,851	—	7,851	—
Restructuring and other charges	10,636	10,547	23,203	10,547
Proceeds from sale of joint venture assets	(5,229)	(5,062)	(10,403)	(10,068)
Interest expense	8,879	319	17,342	826
(Gain) loss on currency exchange rate remeasurement of intercompany balances	(2,390)	491	(7,000)	7,999
Provision for income taxes	100,335	8,237	104,344	28,692
EBITDA, as adjusted	$40,917	$41,865	$78,926	$126,468

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks primarily associated with changes in foreign currency exchange rates. We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded foreign currency gains of $5.5 million and foreign currency losses of $10.5 million in our statements of operations during the six months ended June 30, 2016 and 2015, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Our material exchange rate exposure relates to intercompany loans to a subsidiary whose functional currency is the Brazilian Real, which loans carried balances of $33.4 million U.S. dollars as of June 30, 2016. Our foreign currency gains and losses included translation gains of $7.5 million and translation losses of $8.0 million during the six months ended June 30, 2016 and 2015, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. Additionally, during the six months ended June 30, 2016, we recognized a loss of $0.5 million on forward currency exchange contracts that offset exchange rate exposure related to intercompany loans to a subsidiary whose functional currency is the Brazilian Real. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

As of June 30, 2016, we had $402.0 million of outstanding borrowings that are subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at June 30, 2016 would result in an annual increase in our interest expense of approximately $4.0 million.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. As described below, management previously identified and reported material weaknesses in internal control over financial reporting in our December 31, 2015 Annual Report on Form 10-K/A. As a result of those material weaknesses, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2016. Notwithstanding the existence of the material weaknesses described below, we believe that the consolidated and combined financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table summarizes our repurchases of equity securities during the three months ended June 30, 2016:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
April 1, 2016 - April 30, 2016	424	$15.30	N/A	N/A
May 1, 2016 - May 31, 2016	—	—	N/A	N/A
June 1, 2016 - June 30, 2016	543	12.63	N/A	N/A
Total	967	$13.80	N/A	N/A
____________________

(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

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
10.1
First Amendment, Consent and Waiver, dated April 22, 2016, to Amended and Restated Credit Agreement by and among Exterran Energy Solutions, L.P., Exterran Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016

10.2
Second Amendment, Consent and Waiver, dated June 17, 2016, to Amended and Restated Credit Agreement and First Amendment to Guaranty and Collateral Agreement by and among Exterran Energy Solutions, L.P., Exterran Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2016

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
10.1
First Amendment, Consent and Waiver, dated April 22, 2016, to Amended and Restated Credit Agreement by and among Exterran Energy Solutions, L.P., Exterran Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016

10.2
Second Amendment, Consent and Waiver, dated June 17, 2016, to Amended and Restated Credit Agreement and First Amendment to Guaranty and Collateral Agreement by and among Exterran Energy Solutions, L.P., Exterran Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2016

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T
________________________________

*	Filed herewith.
**	Furnished, not filed.