Form 10-Q
period 2016-09-30
Exterran Corp
filed 2017-01-04
CIK 1635881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016
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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	September 30, 2016	December 31, 2015
		As Restated (Note 2)
ASSETS

Current assets:
Cash and cash equivalents	$32,053	$29,032
Restricted cash	1,082	1,490
Accounts receivable, net of allowance of $4,784 and $2,868, respectively	237,654	363,581
Inventory (Note 4)	164,330	208,081
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 5)	41,811	65,311
Other current assets	51,121	53,866
Current assets associated with discontinued operations (Note 3)	22	32,923
Total current assets	528,073	754,284
Property, plant and equipment, net (Note 6)	807,610	858,188
Deferred income taxes (Note 13)	4,773	86,110
Intangible and other assets, net	63,064	51,533
Long-term assets associated with discontinued operations (Note 3)	—	38,281
Total assets	$1,403,520	$1,788,396

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$72,510	$86,727
Accrued liabilities	170,527	175,841
Deferred revenue	30,983	31,675
Billings on uncompleted contracts in excess of costs and estimated earnings (Note 5)	30,976	37,908
Current liabilities associated with discontinued operations (Note 3)	1,005	13,645
Total current liabilities	306,001	345,796
Long-term debt (Note 8)	372,574	525,593
Deferred income taxes	15,138	22,519
Long-term deferred revenue	101,594	59,769
Other long-term liabilities	22,619	22,708
Long-term liabilities associated with discontinued operations (Note 3)	2	6,075
Total liabilities	817,928	982,460
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 35,635,832 and 35,153,358 shares issued, respectively	356	352
Additional paid-in capital	767,403	805,755
Accumulated deficit	(230,478)	(29,315)
Treasury stock — 152,151 and 5,776 common shares, at cost, respectively	(1,498)	(54)
Accumulated other comprehensive income	49,809	29,198
Total stockholders’ equity (Note 15)	585,592	805,936
Total liabilities and stockholders’ equity	$1,403,520	$1,788,396

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		As Restated (Note 2)		As Restated (Note 2)
Revenues:
Contract operations	$99,143	$114,104	$298,591	$350,045
Aftermarket services	26,590	25,272	91,499	95,547
Oil and gas product sales—third parties	73,685	217,141	314,684	729,176
Oil and gas product sales—affiliates (Note 14)	—	36,551	—	146,263
Belleli EPC product sales	29,740	18,105	93,161	70,743
	229,158	411,173	797,935	1,391,774
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	36,056	41,114	110,955	130,198
Aftermarket services	19,046	18,336	65,483	67,820
Oil and gas product sales	70,074	214,357	290,165	736,302
Belleli EPC product sales	29,104	26,292	93,953	103,483
Selling, general and administrative	37,864	54,202	124,250	167,452
Depreciation and amortization	28,183	36,083	106,533	110,151
Long-lived asset impairment (Note 10)	5,358	3,775	6,009	14,264
Restatement charges (Note 11)	12,298	—	20,149	—
Restructuring and other charges (Note 12)	2,239	7,150	25,442	17,697
Interest expense	8,254	581	25,596	1,407
Equity in income of non-consolidated affiliates (Note 7)	—	(5,084)	(10,403)	(15,152)
Other (income) expense, net	(3,349)	28,102	(13,160)	39,280
	245,127	424,908	844,972	1,372,902
Income (loss) before income taxes	(15,969)	(13,735)	(47,037)	18,872
Provision for (benefit from) income taxes (Note 13)	16,343	(4,137)	120,687	24,555
Loss from continuing operations	(32,312)	(9,598)	(167,724)	(5,683)
Income (loss) from discontinued operations, net of tax (Note 3)	19,652	18,275	(33,439)	36,414
Net income (loss)	$(12,660)	$8,677	$(201,163)	$30,731

Basic net income (loss) per common share (Note 17):
Loss from continuing operations per common share	$(0.93)	$(0.28)	$(4.85)	$(0.16)
Income (loss) from discontinued operations per common share	0.56	0.53	(0.97)	1.06
Net income (loss) per common share	$(0.37)	$0.25	$(5.82)	$0.90

Diluted net income (loss) per common share (Note 17):
Loss from continuing operations per common share	$(0.93)	$(0.28)	$(4.85)	$(0.16)
Income (loss) from discontinued operations per common share	0.56	0.53	(0.97)	1.06
Net income (loss) per common share	$(0.37)	$0.25	$(5.82)	$0.90

Weighted average common shares outstanding used in net income (loss) per common share (Note 17):
Basic	34,632	34,286	34,550	34,286
Diluted	34,632	34,286	34,550	34,286

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		As Restated (Note 2)		As Restated (Note 2)
Net income (loss)	$(12,660)	$8,677	$(201,163)	$30,731
Other comprehensive income:
Foreign currency translation adjustment	16,412	8,638	20,611	4,218
Comprehensive income (loss)	$3,752	$17,315	$(180,552)	$34,949

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Parent Equity	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2015 (As Restated)	$—	$—	$—	$—	$1,337,590	$26,745	$1,364,335
Net income (As Restated)					30,731		30,731
Net distributions to parent (As Restated)					(27,331)		(27,331)
Foreign currency translation adjustment (As Restated)						4,218	4,218
Balance, September 30, 2015 (As Restated)	$—	$—	$—	$—	$1,340,990	$30,963	$1,371,953

Balance, January 1, 2016 (As Restated)	$352	$805,755	$(29,315)	$(54)	$—	$29,198	$805,936
Net loss			(201,163)				(201,163)
Options exercised		694					694
Foreign currency translation adjustment						20,611	20,611
Cash transfer to Archrock, Inc. (Note 18)		(49,176)					(49,176)
Treasury stock purchased				(1,444)			(1,444)
Stock-based compensation, net of forfeitures	4	10,157					10,161
Income tax benefit from stock-based compensation expenses		(27)					(27)
Balance, September 30, 2016	$356	$767,403	$(230,478)	$(1,498)	$—	$49,809	$585,592

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
		As Restated (Note 2)
Cash flows from operating activities:
Net income (loss)	$(201,163)	$30,731
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	106,533	110,151
Long-lived asset impairment	6,009	14,264
Amortization of deferred financing costs	3,453	—
(Income) loss from discontinued operations, net of tax	33,439	(36,414)
Provision for doubtful accounts	2,101	1,612
Gain on sale of property, plant and equipment	(2,354)	(1,160)
Equity in income of non-consolidated affiliates	(10,403)	(15,152)
(Gain) loss on remeasurement of intercompany balances	(9,922)	35,550
Loss on foreign currency derivatives	587	—
Stock-based compensation expense	10,161	5,358
Deferred income tax provision (benefit)	73,092	(18,660)
Changes in assets and liabilities:
Accounts receivable and notes	127,751	41,071
Inventory	44,861	29,017
Costs and estimated earnings versus billings on uncompleted contracts	16,578	(22,521)
Other current assets	6,470	(4,240)
Accounts payable and other liabilities	(25,733)	(69,691)
Deferred revenue	25,083	(8,533)
Other	6,477	1,578
Net cash provided by continuing operations	213,020	92,961
Net cash provided by (used in) discontinued operations	(2,284)	6,950
Net cash provided by operating activities	210,736	99,911

Cash flows from investing activities:
Capital expenditures	(47,689)	(122,097)
Proceeds from sale of property, plant and equipment	972	5,275
Return of investments in non-consolidated affiliates	10,403	15,185
Proceeds received from settlement of note receivable	—	5,357
Settlement of foreign currency derivatives	(396)	—
(Increase) decrease in restricted cash	408	(1)
Cash invested in non-consolidated affiliates	—	(33)
Net cash used in continuing operations	(36,302)	(96,314)
Net cash provided by discontinued operations	36,734	31,273
Net cash provided by (used in) investing activities	432	(65,041)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	353,758	—
Repayments of long-term debt	(508,948)	—
Cash transfer to Archrock, Inc. (Note 18)	(49,176)	—
Net distributions to parent	—	(40,811)
Payments for debt issuance costs	(779)	(498)
Proceeds from stock options exercised	694	—
Purchase of treasury stock	(1,444)	—
Stock-based compensation excess tax benefit	16	—
Net cash used in financing activities	(205,879)	(41,309)

Effect of exchange rate changes on cash and cash equivalents	(2,268)	(976)
Net increase (decrease) in cash and cash equivalents	3,021	(7,415)
Cash and cash equivalents at beginning of period	29,032	39,361
Cash and cash equivalents at end of period	$32,053	$31,946

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

EXTERRAN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Description of Business, Spin-Off and Basis of Presentation

Description of Business

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a market leader in the provision of compression, production and processing products and services that support the production and transportation of oil and natural gas throughout the world. We provide these products and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. We operate in four primary business lines: contract operations, aftermarket services, oil and gas product sales and Belleli EPC product sales.

Spin-off

On November 3, 2015, Archrock, Inc. (named Exterran Holdings, Inc. prior to November 3, 2015) (“Archrock”) completed the spin-off (the ‘‘Spin-off”) of its international contract operations, international aftermarket services (the international contract operations and international aftermarket services businesses combined are referred to as the ‘‘international services businesses’’ and include such activities conducted outside of the United States of America (‘‘U.S.’’)) and global fabrication businesses into an independent, publicly traded company named Exterran Corporation. We refer to the global fabrication business previously operated by Archrock as our product sales businesses (including our oil and gas product sales and Belleli EPC product sales segments). To effect the Spin-off, on November 3, 2015, Archrock distributed, on a pro rata basis, all of our shares of common stock to its stockholders of record as of October 27, 2015 (the “Record Date”). Archrock shareholders received one share of Exterran Corporation common stock for every two shares of Archrock common stock held at the close of business on the Record Date. Pursuant to the separation and distribution agreement with Archrock and certain of our and Archrock’s respective affiliates, on November 3, 2015, we transferred cash of $532.6 million to Archrock. On November 4, 2015, Exterran Corporation common stock began “regular-way” trading on the New York Stock Exchange under the stock symbol “EXTN.” Following the completion of the Spin-off, we and Archrock are independent, publicly traded companies with separate boards of directors and management.

Basis of Presentation

The accompanying unaudited condensed consolidated and combined financial statements of Exterran Corporation included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated and combined financial position, results of operations and cash flows for the periods indicated. All financial information presented for periods after the Spin-off represents our consolidated results of operations, financial position and cash flows (referred to as the “condensed consolidated financial statements”) and all financial information for periods prior to the Spin-off represents our combined results of operations, financial position and cash flows (referred to as the “condensed combined financial statements”). Accordingly:

•
Our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and our condensed consolidated statements of cash flows and stockholders’ equity for the nine months ended September 30, 2016 consist entirely of our consolidated results. Our condensed combined statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and our condensed combined statements of cash flows and stockholders’ equity for the nine months ended September 30, 2015 consist entirely of the combined results of Archrock’s international services and product sales businesses.

•	Our condensed consolidated balance sheets at September 30, 2016 and December 31, 2015 consist entirely of our consolidated balances.

The condensed combined financial statements were derived from the accounting records of Archrock and reflect the combined historical results of operations, financial position and cash flows of Archrock’s international services and product sales businesses. The condensed combined financial statements were presented as if such businesses had been combined for periods prior to November 4, 2015. All intercompany transactions and accounts within these statements have been eliminated. Affiliate transactions between the international services and product sales businesses of Archrock and the other businesses of Archrock have been included in the condensed combined financial statements, with the exception of oil and gas product sales within our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”). Prior to the closing of the Spin-off, EESLP also had a fleet of compression units used to provide compression services in the U.S. services business of Archrock. Revenue has not been recognized in the condensed combined statements of operations for the sale of compressor units by us that were used by EESLP to provide compression services to customers of the U.S. services business of Archrock. See Note 14 for further discussion on transactions with affiliates.

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

As a result of the internal investigation, management identified inaccuracies related to projects within our Belleli EPC product sales segment in estimating the total costs required to complete projects impacting the years ended December 31, 2015, 2014, 2013, 2012 and 2011 (including the unaudited quarterly periods within 2015 and 2014). The application of percentage-of-completion accounting principles on Belleli EPC projects is estimated using the cost to total cost basis, which requires an estimate of total costs (labor and materials) required to complete each project. The cost-to-complete estimates for Belleli EPC projects were incorrectly estimated and at times manipulated by or at the direction of certain former members of Belleli EPC local senior management, resulting in a misstatement of product sales revenue. The inaccurate cost-to-complete estimates for some Belleli EPC projects also resulted in the need to establish and/or increase contract loss provisions for certain projects, and as a result, product sales cost of sales was misstated. Additionally, penalties for liquidated damages on certain projects were not correctly estimated. Furthermore, other errors within product sales cost of sales on Belleli EPC projects were identified, primarily relating to vendor claims, customer warranties and costs being charged to incorrect projects. As a result of the errors and conduct identified, our Belleli EPC product sales revenue was overstated by $8.7 million and $20.9 million during the three and nine months ended September 30, 2015, respectively, and our Belleli EPC product sales cost of sales was overstated by $3.5 million during the three months ended September 30, 2015 and understated by $7.0 million during the nine months ended September 30, 2015. These errors and inaccuracies also resulted in the misstatement of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, billings on uncompleted contracts in excess of costs and estimated earnings, accrued liabilities and related income tax effects for each of the periods impacted.

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

Along with restating our financial statements to correct the errors discussed above, we recorded adjustments for certain immaterial accounting errors as of December 31, 2015 and for the three and nine months ended September 30, 2015.

We delayed the filing of this Quarterly Report on Form 10-Q pending the completion of the internal investigation, including the completion of the restatement. As a result of that investigation, the historical financial statements included in this Form 10-Q have been restated to reflect the adjustments described above. The restatement has been set forth below for the periods presented and in its entirety in the 2015 Form 10-K/A which the Company has filed with the SEC concurrently with this Form 10-Q. The Company is also concurrently filing Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

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

The tables below summarize the effects of the restatement on our (i) balance sheet at December 31, 2015, (ii) statements of operations for the three and nine months ended September 30, 2015, (iii) statements of comprehensive income for the three and nine months ended September 30, 2015, (iv) statement of stockholders’ equity for the nine months ended September 30, 2015 and (v) statement of cash flows for the nine months ended September 30, 2015.

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

(1)
As discussed in Note 3, in the first quarter of 2016, we committed to a plan to exit the critical process equipment business, which provided engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities (referred to as “Belleli CPE” or the “Belleli CPE business” herein). We completed the sale of our Belleli CPE business in August 2016. The results of our Belleli CPE business have been reclassified to discontinued operations in our financial statements for all periods presented.

The effects of the restatement on our statements of operations for the three and nine months ended September 30, 2015 are set forth in the following table (in thousands, except per share data):

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments (1)	As Restated and Reclassified	As Previously Reported	Restatement Adjustments	Reclassification Adjustments (1)	As Restated and Reclassified
Revenues:
Contract operations	$114,104	$—	$—	$114,104	$350,045	$—	$—	$350,045
Aftermarket services	25,272	—	—	25,272	95,547	—	—	95,547
Oil and gas product sales—third parties	234,490	—	(17,349)	217,141	768,339	—	(39,163)	729,176
Oil and gas product sales—affiliates	36,551	—	—	36,551	146,263	—	—	146,263
Belleli EPC product sales	26,772	(8,667)	—	18,105	91,686	(20,943)	—	70,743
	437,189	(8,667)	(17,349)	411,173	1,451,880	(20,943)	(39,163)	1,391,774
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	41,114	—	—	41,114	130,198	—	—	130,198
Aftermarket services	18,336	—	—	18,336	67,820	—	—	67,820
Oil and gas product sales	230,708	—	(16,351)	214,357	772,924		(36,622)	736,302
Belleli EPC product sales	29,840	(3,548)	—	26,292	96,528	6,955	—	103,483
Selling, general and administrative	55,018	—	(816)	54,202	169,348	—	(1,896)	167,452
Depreciation and amortization	36,837	90	(844)	36,083	112,418	284	(2,551)	110,151
Long-lived asset impairment	3,775	—	—	3,775	14,264	—	—	14,264
Restructuring and other charges	7,150	—	—	7,150	17,697	—	—	17,697
Interest expense	581	—	—	581	1,407	—	—	1,407
Equity in income of non-consolidated affiliates	(5,084)	—	—	(5,084)	(15,152)	—	—	(15,152)
Other (income) expense, net	27,974	(53)	181	28,102	39,852	(1,014)	442	39,280
	446,249	(3,511)	(17,830)	424,908	1,407,304	6,225	(40,627)	1,372,902
Income (loss) before income taxes	(9,060)	(5,156)	481	(13,735)	44,576	(27,168)	1,464	18,872
Provision for (benefit from) income taxes	(2,587)	(1,550)	—	(4,137)	24,215	340	—	24,555
Income (loss) from continuing operations	(6,473)	(3,606)	481	(9,598)	20,361	(27,508)	1,464	(5,683)
Income from discontinued operations, net of tax	18,756	—	(481)	18,275	37,878	—	(1,464)	36,414
Net income	$12,283	$(3,606)	$—	$8,677	$58,239	$(27,508)	$—	$30,731

Basic net income per common share:
Income (loss) from continuing operations per common share	$(0.19)	$(0.11)	$0.02	$(0.28)	$0.59	$(0.80)	$0.05	$(0.16)
Income from discontinued operations per common share	0.55	—	(0.02)	0.53	1.11	—	(0.05)	1.06
Net income per common share	$0.36	$(0.11)	$—	$0.25	$1.70	$(0.80)	$—	$0.90

Diluted net income per common share:
Income (loss) from continuing operations per common share	$(0.19)	$(0.11)	$0.02	$(0.28)	$0.59	$(0.80)	$0.05	$(0.16)
Income from discontinued operations per common share	0.55	—	(0.02)	0.53	1.11	—	(0.05)	1.06
Net income per common share	$0.36	$(0.11)	$—	$0.25	$1.70	$(0.80)	$—	$0.90

(1)
As discussed in Note 3, in the first quarter of 2016, we committed to a plan to exit our Belleli CPE business, which provided engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities. We completed the sale of our Belleli CPE business in August 2016. The results of our Belleli CPE business have been reclassified to discontinued operations in our financial statements for all periods presented.

The effects of the restatement on our statements of comprehensive income for the three and nine months ended September 30, 2015 are set forth in the following table (in thousands):

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	As Restated and Reclassified	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	As Restated and Reclassified
Net income	$12,283	$(3,606)	$—	$8,677	$58,239	$(27,508)	$—	$30,731
Other comprehensive income (loss):
Foreign currency translation adjustment	4,949	3,689	—	8,638	(1,754)	5,972	—	4,218
Comprehensive income	$17,232	$83	$—	$17,315	$56,485	$(21,536)	$—	$34,949

The effects of the restatement on our statement of stockholders’ equity for the nine months ended September 30, 2015 are set forth in the following table (in thousands):

	Nine Months Ended September 30, 2015
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	As Restated and Reclassified
Balance, January 1, 2015	$1,451,822	$(87,487)	$—	$1,364,335
Net income	58,239	(27,508)	—	30,731
Net distributions to parent	(27,331)	—	—	(27,331)
Foreign currency translation adjustment	(1,754)	5,972	—	4,218
Balance, September 30, 2015	$1,480,976	$(109,023)	$—	$1,371,953

The effects of the restatement on our statement of cash flows for the nine months ended September 30, 2015 are set forth in the following table (in thousands):

	Nine Months Ended September 30, 2015
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments (1)	As Restated and Reclassified
Cash flows from operating activities:
Net income	$58,239	$(27,508)	$—	$30,731
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	112,418	284	(2,551)	110,151
Long-lived asset impairment	14,264	—	—	14,264
Income from discontinued operations, net of tax	(37,878)	—	1,464	(36,414)
Provision for doubtful accounts	1,774	—	(162)	1,612
Gain on sale of property, plant and equipment	(1,184)	—	24	(1,160)
Equity in income of non-consolidated affiliates	(15,152)	—	—	(15,152)
Loss on remeasurement of intercompany balances	35,550	—	—	35,550
Stock-based compensation expense	5,358	—	—	5,358
Deferred income tax benefit	(19,000)	340	—	(18,660)
Changes in assets and liabilities:
Accounts receivable and notes	39,714	2,574	(1,217)	41,071
Inventory	29,054	—	(37)	29,017
Costs and estimated earnings versus billings on uncompleted contracts	(34,393)	15,442	(3,570)	(22,521)
Other current assets	(9,505)	187	5,078	(4,240)
Accounts payable and other liabilities	(75,772)	9,911	(3,830)	(69,691)
Deferred revenue	(8,533)	—	—	(8,533)
Other	684	(1,230)	2,124	1,578
Net cash provided by continuing operations	95,638	—	(2,677)	92,961
Net cash provided by discontinued operations	4,273	—	2,677	6,950
Net cash provided by operating activities	99,911	—	—	99,911

Cash flows from investing activities:
Capital expenditures	(123,943)	—	1,846	(122,097)
Proceeds from sale of property, plant and equipment	5,275	—	—	5,275
Return of investments in non-consolidated affiliates	15,185	—	—	15,185
Proceeds received from settlement of note receivable	5,357	—	—	5,357
(Increase) decrease in restricted cash	(1)	—	—	(1)
Cash invested in non-consolidated affiliates	(33)	—	—	(33)
Net cash used in continuing operations	(98,160)	—	1,846	(96,314)
Net cash provided by discontinued operations	33,119	—	(1,846)	31,273
Net cash used in investing activities	(65,041)	—	—	(65,041)

Cash flows from financing activities:
Net distributions to parent	(40,811)	—	—	(40,811)
Payments for debt issuance costs	(498)	—	—	(498)
Net cash used in financing activities	(41,309)	—	—	(41,309)

Effect of exchange rate changes on cash and cash equivalents	(976)	—	—	(976)
Net decrease in cash and cash equivalents	(7,415)	—	—	(7,415)
Cash and cash equivalents at beginning of period	39,361	—	—	39,361
Cash and cash equivalents at end of period	$31,946	$—	$—	$31,946

(1)
As discussed in Note 3, in the first quarter of 2016, we committed to a plan to exit our Belleli CPE business, which provided engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities. We completed the sale of our Belleli CPE business in August 2016. The results of our Belleli CPE business have been reclassified to discontinued operations in our financial statements for all periods presented.

3. Discontinued Operations

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received installment payments, including an annual charge, totaling $19.5 million and $18.9 million during the three months ended September 30, 2016 and 2015, respectively, and $38.8 million and $37.6 million during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the remaining principal amount due to us was approximately $33 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In connection with the sale of these assets, we have agreed to suspend the arbitration proceeding previously filed by our Spanish subsidiary against Venezuela pending payment in full by PDVSA Gas of the purchase price for these nationalized assets.

In accordance with the separation and distribution agreement, a subsidiary of Archrock has the right to receive payments from EESLP based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our previously nationalized assets promptly after such amounts are collected by our subsidiaries. Pursuant to the separation and distribution agreement, we transferred cash of $38.8 million to Archrock during the nine months ended September 30, 2016. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. See Note 18 for further discussion related to our contingent liability to Archrock.

In the first quarter of 2016, we committed to a plan to exit our Belleli CPE and Belleli EPC businesses (collectively, “Belleli businesses”) to focus on our core oil and gas businesses. Belleli CPE provided engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities. Belleli EPC provides engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants. Belleli CPE met the held for sale criteria and is reflected as discontinued operations in our financial statements for all periods presented. In August 2016, we completed the sale of our Belleli CPE business to Tosto S.r.l. for cash proceeds of $5.5 million. Belleli CPE was previously included in our former product sales segment. In conjunction with the planned disposition of Belleli CPE, we recorded impairments of long-lived assets and current assets that totaled $68.8 million during the nine months ended September 30, 2016. The impairment charges are reflected in income (loss) from discontinued operations, net of tax. In accordance with GAAP, Belleli EPC will not be reflected as discontinued operations until the substantial cessation of the remaining non-oil and gas business. During the first quarter of 2016, we ceased the booking of new orders for our Belleli EPC business. Belleli EPC is represented by our Belleli EPC product sales segment. Our plan to exit our Belleli EPC business resulted in a reduction in the remaining useful lives of the assets that are currently used in the Belleli EPC business and a long-lived asset impairment charge of $0.7 million impacting results from continuing operations during the nine months ended September 30, 2016.

The following tables summarize the operating results of discontinued operations (in thousands):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Venezuela	Belleli CPE	Total	Venezuela	Belleli CPE	Total
Revenue	$—	$4,376	$4,376	$—	$17,349	$17,349
Cost of sales (excluding depreciation and amortization expense)	—	3,887	3,887	—	16,351	16,351
Selling, general and administrative	47	788	835	132	816	948
Depreciation and amortization	—	—	—	—	844	844
Recovery attributable to expropriation	(16,567)	—	(16,567)	(16,541)	—	(16,541)
Interest expense	—	2	2	—	—	—
Other (income) expense, net	(2,941)	(492)	(3,433)	(2,347)	(181)	(2,528)
Income (loss) from discontinued operations, net of tax	$19,461	$191	$19,652	$18,756	$(481)	$18,275

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Venezuela	Belleli CPE	Total	Venezuela	Belleli CPE	Total
Revenue	$—	$28,469	$28,469	$—	$39,163	$39,163
Cost of sales (excluding depreciation and amortization expense)	—	27,323	27,323	—	36,622	36,622
Selling, general and administrative	125	4,229	4,354	366	1,896	2,262
Depreciation and amortization	—	861	861	—	2,551	2,551
Long-lived asset impairment	—	68,780	68,780	—	—	—
Recovery attributable to expropriation	(33,124)	—	(33,124)	(33,523)	—	(33,523)
Interest expense	—	17	17	—	—	—
Other (income) expense, net	(5,962)	(341)	(6,303)	(4,721)	(442)	(5,163)
Income (loss) from discontinued operations, net of tax	$38,961	$(72,400)	$(33,439)	$37,878	$(1,464)	$36,414

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	September 30, 2016	December 31, 2015
	Venezuela	Venezuela	Belleli CPE	Total
Cash	$18	$177	$—	$177
Accounts receivable	—	—	7,810	7,810
Inventory	—	—	431	431
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	17,666	17,666
Other current assets	4	14	6,825	6,839
Total current assets associated with discontinued operations	22	191	32,732	32,923
Property, plant and equipment, net	—	—	38,274	38,274
Intangible and other assets, net	—	—	7	7
Total assets associated with discontinued operations	$22	$191	$71,013	$71,204

Accounts payable	$—	$—	$7,839	$7,839
Accrued liabilities	1,005	1,249	2,556	3,805
Billings on uncompleted contracts in excess of costs and estimated earnings	—	—	2,001	2,001
Total current liabilities associated with discontinued operations	1,005	1,249	12,396	13,645
Other long-term liabilities	2	158	5,917	6,075
Total liabilities associated with discontinued operations	$1,007	$1,407	$18,313	$19,720

4. Inventory

Inventory consisted of the following amounts (in thousands):

	September 30, 2016	December 31, 2015
		As Restated
Parts and supplies	$108,033	$133,558
Work in progress	32,750	41,184
Finished goods	23,547	33,339
Inventory	$164,330	$208,081

5. Product Sales Contracts

Costs, estimated earnings and billings on uncompleted contracts that are recognized using the percentage-of-completion method consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
		As Restated
Costs incurred on uncompleted contracts	$532,603	$664,229
Estimated earnings	(3,935)	44,915
	528,668	709,144
Less — billings to date	(517,833)	(681,741)
	$10,835	$27,403

Costs, estimated earnings and billings on uncompleted contracts are presented in the accompanying financial statements as follows (in thousands):

	September 30, 2016	December 31, 2015
		As Restated
Costs and estimated earnings in excess of billings on uncompleted contracts	$41,811	$65,311
Billings on uncompleted contracts in excess of costs and estimated earnings	(30,976)	(37,908)
	$10,835	$27,403

6. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
		As Restated
Compression equipment, facilities and other fleet assets (1)	$1,478,227	$1,527,328
Land and buildings	111,724	117,247
Transportation and shop equipment	144,281	144,413
Other	95,593	99,035
	1,829,825	1,888,023
Accumulated depreciation (1)	(1,022,215)	(1,029,835)
Property, plant and equipment, net	$807,610	$858,188
___________________

(1)
During the nine months ended September 30, 2016, we retired $81.9 million of fully depreciated capitalized installation costs relating to a contract operations project in the Eastern Hemisphere that early terminated operations in January 2016.

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

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received installment payments, including an annual charge, totaling $5.1 million during the three months ended September 30, 2015 and $10.4 million and $15.2 million during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the remaining principal amount due to us was approximately $4 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as equity in income of non-consolidated affiliates in our statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

In accordance with the separation and distribution agreement, a subsidiary of Archrock has the right to receive payments from EESLP based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries. Pursuant to the separation and distribution agreement, we transferred cash of $10.4 million to Archrock during the nine months ended September 30, 2016. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. See Note 18 for further discussion related to our contingent liability to Archrock.

8. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Revolving credit facility due November 2020	$130,000	$285,000
Term loan facility due November 2017	245,000	245,000
Other, interest at various rates, collateralized by equipment and other assets	646	836
Unamortized deferred financing costs	(3,072)	(5,243)
Long-term debt	$372,574	$525,593

Revolving Credit Facility and Term Loan

On July 10, 2015, we and our wholly owned subsidiary, EESLP, entered into a $750.0 million credit agreement (the “Credit Agreement”) with Wells Fargo, as the administrative agent, and various financial institutions as lenders. On October 5, 2015, the parties amended and restated the Credit Agreement to provide for a $925.0 million credit facility, consisting of a $680.0 million revolving credit facility and a $245.0 million term loan facility (collectively, the “Credit Facility”). Availability under the Credit Facility was subject to the satisfaction of certain conditions precedent, including the consummation of the Spin-off on or before January 4, 2016 (the date on which those conditions were satisfied, November 3, 2015, is referred to as the “Initial Availability Date”). In accordance with the Credit Agreement, we are required to repay borrowings outstanding under the term loan facility on each anniversary of the Initial Availability Date in an amount equal to the lesser of (i) $12.3 million and (ii) the outstanding principal balance of the term loan facility. The principal amount of $12.3 million due in November 2016 under the term loan facility is classified as long-term in our balance sheet at September 30, 2016 because we have the intent and ability to refinance the current principal amount due with borrowings under our existing revolving credit facility.

As a result of the events described in Note 2 related to Belleli EPC (including, without limitation, the need to restate previously issued financial statements), on April 22, 2016, June 17, 2016, August 24, 2016 and November 22, 2016, we and our wholly owned subsidiary, EESLP, entered into amendments to the Credit Agreement (as amended, the “Amended Credit Agreement”) with Wells Fargo, as the administrative agent, and various financial institutions as lenders. During the nine months ended September 30, 2016, we incurred transaction costs of approximately $0.8 million related to the Amended Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized over the term of the revolving credit facility.

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

As of September 30, 2016, we had $130.0 million in outstanding borrowings and $68.8 million in outstanding letters of credit under our revolving credit facility. At September 30, 2016, taking into account guarantees through letters of credit, we had undrawn capacity of $481.2 million under our revolving credit facility. Our Credit Agreement limits our Total Debt (as defined in the Credit Agreement) to EBITDA ratio (as defined in the Credit Agreement) to not greater than 3.75 to 1.0 (which will increase to 4.50 to 1.0 following the completion of a qualified capital raise). As a result of this limitation, $315.9 million of the $481.2 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of September 30, 2016.

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, with pricing levels as of the date of valuation (in thousands):

	September 30, 2016			December 31, 2015
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Foreign currency derivatives liability	$—	$191	$—	$—	$—	$—

We are exposed to market risks associated with changes in foreign currency exchange rates, including foreign currency exchange rate changes recorded on intercompany obligations. From time to time we may enter into foreign currency hedges to reduce our foreign exchange risk associated with cash flows we expect to receive. During the second quarter of 2016, we entered into forward currency exchange contracts with a total notional value of $11.3 million that expire over varying dates through October 31, 2016. At September 30, 2016, we were only party to one forward currency exchange contract with a notional value of $2.4 million. We entered into these foreign currency derivatives to offset exchange rate exposure related to intercompany loans to a subsidiary whose functional currency is the Brazilian Real. We did not designate these forward currency exchange contracts as hedge transactions. Changes in fair value and gains and losses on settlement on these forward currency exchange contracts are recognized in other (income) expense, net, in our statements of operations. During the three and nine months ended September 30, 2016, we recognized a loss of $0.1 million and $0.6 million, respectively, on forward currency exchange contracts. Our estimate of the fair value of foreign currency derivatives as of September 30, 2016 was determined using quoted forward exchange rates in active markets at September 30, 2016. Foreign currency derivative liabilities are included in accrued liabilities in our balance sheets.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2016 and 2015, with pricing levels as of the date of valuation (in thousands):

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$684	$—	$—	$499
Impaired assets—Discontinued operations	—	—	13,859	—	—	—
Note receivable from the sale of a plant	—	—	7,037	—	—	—
Liability to exit the use of a corporate operating lease—restructuring and other charges	—	—	3,580	—	—	—
Long-term receivable from the sale of our Canadian Operations	—	—	—	—	—	5,100

Our estimate of the impaired long-lived assets’ fair value during the nine months ended September 30, 2016 and 2015 was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. Our estimate of the fair value of the impaired assets of Belleli CPE, which were classified as discontinued operations, during the nine months ended September 30, 2016 was based on the proceeds received from the sale of Belleli CPE, net of selling costs. Our estimate of the fair value of the note receivable from the sale of our plant in Argentina during the nine months ended September 30, 2016 was discounted based on a settlement period, with annual payments, of 2.6 years and a discount rate of 5%. The fair value of our liability to exit the use of a corporate operating lease relating to restructuring activities during the second quarter of 2016 was estimated based on an incremental borrowing rate of 3% and remaining lease payments, net of estimated sublease rentals, through February 2018. In April 2015, we accepted an offer to early settle the outstanding note receivable due to us relating to the previous sale of our Canadian contract operations and aftermarket services businesses (“Canadian Operations”) for $5.1 million.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables, foreign currency derivatives and debt. At September 30, 2016 and December 31, 2015, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our balance sheets. Due to the variable rate nature of our long-term debt, the carrying values approximate their fair values as the rates on our long-term debt are comparable to current market rates at which debt with similar terms could be obtained.

10. Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

We regularly review the future deployment of our idle compression assets used in our contract operations segment for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. During the three months ended September 30, 2016, we determined that 25 idle compressor units totaling approximately 31,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $5.4 million asset impairment to reduce the book value of each unit to its estimated fair value during the three and nine months ended September 30, 2016. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties. During the three and nine months ended September 30, 2015, we determined that 19 idle compressor units and 48 idle compressor units, respectively, totaling approximately 20,000 horsepower and 44,000 horsepower, respectively, would be retired from the active fleet. As a result, we recorded a $3.8 million and $12.9 million asset impairment to reduce the book value of each unit to its estimated fair value during the three and nine months ended September 30, 2015, respectively. The fair value of each unit was estimated based on the estimated component value of the equipment on each compressor unit that we plan to use.

As discussed in Note 3, in the first quarter of 2016, we committed to a plan to exit our Belleli EPC business to focus on our core oil and gas businesses. Because we ceased the booking of new orders for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants, customer relationship intangible assets related to our Belleli EPC business were assessed to have no future benefit to us. As a result, we recorded a long-lived asset impairment charge of $0.7 million during the nine months ended September 30, 2016. In addition, the property, plant and equipment of our Belleli EPC business was reviewed for recoverability. As a result, the remaining useful lives of Belleli EPC non-oil and gas property, plant and equipment were reduced to reflect their estimated date of the cessation.

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

11. Restatement Charges

As discussed in Note 2, during the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. As a result, the Audit Committee of the Company’s Board of Directors initiated an internal investigation, including the use of services of a forensic accounting firm. Management also engaged a consulting firm to assist in accounting analysis and compilation of restatement adjustments. During the three months ended September 30, 2016, we incurred $12.3 million of costs associated with the restatement of our financial statements, which were primarily related to $10.0 million of external accounting costs and $1.7 million of external legal costs. During the nine months ended September 30, 2016, we incurred $20.1 million of costs associated with the restatement of our financial statements, which were primarily related to $14.8 million of external accounting costs and $4.4 million of external legal costs. We currently estimate that we will incur additional cash expenditures, including estimated external legal counsel costs related to the pending SEC investigation, of approximately $11 million associated with the restatement of our financial statements in subsequent periods, some portion of which might be recoverable from Archrock.

The following table summarizes the changes to our accrued liability balance related to restatement charges for the nine months ended September 30, 2016 (in thousands):

Restatement Charges
Beginning balance at January 1, 2016	$—
Additions for costs expensed	20,149
Reductions for payments	(11,370)
Ending balance at September 30, 2016	$8,779

The following table summarizes the components of charges included in restatement charges in our statements of operations for the three and nine months ended September 30, 2016 (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
External accounting costs	$10,046	$14,827
External legal costs	1,665	4,387
Other	587	935
Total restatement charges	$12,298	$20,149

12. Restructuring and Other Charges

We incurred restructuring and other charges associated with the Spin-off of $0.7 million and $2.0 million during the three months ended September 30, 2016 and 2015, respectively, and $3.5 million and $6.7 million during the nine months ended September 30, 2016 and 2015, respectively. Costs incurred during the three and nine months ended September 30, 2016 were primarily related to retention awards to certain employees of $0.7 million and $2.6 million, respectively. Retention awards are being amortized over the required service period of each applicable employee. Costs incurred during the three and nine months ended September 30, 2015 were related to a one-time cash signing bonus paid to our new Chief Executive Officer of $2.0 million and non-cash inventory write-downs associated with the Spin-off. Non-cash inventory write-downs primarily related to the decentralization of shared inventory components between Archrock’s North America contract operations business and our international contract operations business totaled $4.7 million during the nine months ended September 30, 2015, of which approximately $4.2 million related to our international contract operations segment and $0.5 million related to our oil and gas product sales segment. The charges incurred in conjunction with the Spin-off are included in restructuring and other charges in our statements of operations. We currently estimate that we will incur additional one-time expenditures of approximately $1.3 million related to retention awards to certain employees in the form of cash and stock-based compensation through November 2017.

As a result of unfavorable market conditions in North America, combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices, in the second quarter of 2015, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities. We incurred restructuring and other charges associated with the cost reduction plan of $1.5 million and $5.2 million during the three months ended September 30, 2016 and 2015, respectively, and $21.9 million and $11.0 million during the nine months ended September 30, 2016 and 2015, respectively. Restructuring and other charges incurred during the three months ended September 30, 2016 and 2015 were primarily related to employee termination benefits and consulting fees. Costs incurred for employee termination benefits during the three months ended September 30, 2016 and 2015 were $1.3 million and $3.8 million, respectively, of which $0.7 million and $2.8 million, respectively, related to our oil and gas product sales business. Restructuring and other charges incurred during the nine months ended September 30, 2016 were primarily related to employee termination benefits and the exit from a leased corporate building. Costs incurred for employee termination benefits during the nine months ended September 30, 2016 were $18.8 million, of which $13.4 million related to our oil and gas product sales business. We ceased the use of a corporate building under an operating lease in the second quarter of 2016, and as a result, recorded net charges of $2.7 million during the nine months ended September 30, 2016. Restructuring and other charges incurred during the nine months ended September 30, 2015 were primarily related to employee termination benefits, non-cash inventory write-downs and consulting fees. Costs incurred for employee termination benefits during the nine months ended September 30, 2015 were $5.7 million, of which $4.3 million related to our oil and gas product sales business. The non-cash inventory write-downs of $4.0 million were the result of our decision to exit the manufacturing of cold weather packages, which had historically been performed at an oil and gas product sales facility in North America we decided to close in 2015. The charges incurred in conjunction with the cost reduction plan are included in restructuring and other charges in our statements of operations. Accrued liabilities related to the cost reduction plan, which are expected to be settled within the next twelve months with cash payments, are based on estimates that may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the nine months ended September 30, 2015 and 2016 (in thousands):

	Spin-off	Cost Reduction Plan	Total
Beginning balance at January 1, 2015	$—	$—	$—
Additions for costs expensed	6,700	10,997	17,697
Less non-cash expense	(4,700)	(4,007)	(8,707)
Reductions for payments	(2,000)	(6,470)	(8,470)
Ending balance at September 30, 2015	$—	$520	$520

Beginning balance at January 1, 2016	$1,083	$565	$1,648
Additions for costs expensed	3,503	22,811	26,314
Deductions for gains realized	—	(872)	(872)
Less non-cash expense	(798)	(437)	(1,235)
Less non-cash income	—	872	872
Reductions for payments	(1,488)	(15,431)	(16,919)
Ending balance at September 30, 2016	$2,300	$7,508	$9,808

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consulting fees	$—	$1,329	$22	$1,329
Start-up of stand-alone functions	—	—	887	—
Retention awards to certain employees	725	—	2,616	—
Chief Executive Officer signing bonus	—	2,000	—	2,000
Non-cash inventory write-downs	—	—	—	8,707
Employee termination benefits	1,298	3,821	18,751	5,661
Net charges to exit the use of a corporate operating lease	—	—	2,708	—
Other	216	—	458	—
Total restructuring and other charges	$2,239	$7,150	$25,442	$17,697

Additionally, in the first quarter of 2016, we committed to a plan to exit our Belleli EPC business to focus on our core oil and gas businesses. Our plan to exit our Belleli EPC business resulted in a reduction in the remaining useful lives of the assets that are currently used in the Belleli EPC business and a long-lived asset impairment charge of $0.7 million impacting results from continuing operations during the nine months ended September 30, 2016. See Note 10 for further discussion relating to this impairment charge and Note 3 for further discussion related to our plan to exit our Belleli businesses.

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

Based on information available at June 30, 2016, we expect to incur a three-year cumulative loss in the U.S. by the end of 2016. Due to this significant negative evidence of cumulative losses, which outweighs the positive evidence of firm sales backlog and projected further taxable income, we are no longer able to support that it is more-likely-than-not that we will have sufficient taxable income of the appropriate character in the future that will allow us to realize our U.S. deferred tax assets. During the three and nine months ended September 30, 2016, we recorded additional valuation allowances against our U.S. deferred tax assets of $13.6 million and $101.7 million, respectively, $65.5 million of the $101.7 million related to U.S. deferred tax assets that existed at December 31, 2015.

14. Related Party Transactions

Spin Agreements

In connection with the completion of the Spin-off, on November 3, 2015, we entered into several agreements with Archrock and certain subsidiaries of Archrock and, with respect to certain agreements, a subsidiary of Archrock Partners (named Exterran Partners, L.P. prior to November 3, 2015) (“Archrock Partners”), that govern the Spin-off and the relationship among the parties following the Spin-off, including the following agreements (collectively, the “Spin Agreements”): separation and distribution agreement, tax matters agreement, employee matters agreement, transition services agreement, supply agreement, storage agreements and services agreements. Pursuant to the transition services agreement, during the three and nine months ended September 30, 2016 we recorded selling, general and administrative expense of less than $0.1 million and $0.6 million, respectively, and other income of $0.1 million and $1.2 million, respectively.

Transactions with Affiliates

All intercompany transactions and accounts within these financial statements have been eliminated. All affiliate transactions occurring prior to the Spin-off between the international services and product sales businesses of Archrock and the other businesses of Archrock have been included in these financial statements. Prior to the Spin-off sales of newly-manufactured compression equipment from the oil and gas product sales business of EESLP to Archrock Partners were used in the U.S. services business of Archrock and were made pursuant to an omnibus agreement between the parties and other affiliates of both entities. Through November 3, 2015, per the omnibus agreement, revenue was determined by the cost to manufacture such equipment plus a fixed margin. During the three months ended September 30, 2015, we recorded oil and gas product sales revenue from affiliates of $36.6 million and cost of sales of $33.6 million from the sale of newly-manufactured compression equipment to Archrock Partners. During the nine months ended September 30, 2015, we recorded oil and gas product sales revenue from affiliates of $146.3 million and cost of sales of $134.6 million from the sale of newly-manufactured compression equipment to Archrock Partners. Subsequent to November 3, 2015, sales to Archrock Partners are considered sales to third parties.

Prior to the closing of the Spin-off, EESLP also had a fleet of compression units used to provide compression services in the U.S. services business of Archrock. Revenue prior to the Spin-off was not recognized in our statements of operations for the sale of compressor units by us that were used by EESLP to provide compression services to customers of the U.S. services business of Archrock. The costs of these units were treated as a reduction of parent equity in the balance sheets and a distribution to parent in the statements of cash flows and totaled $32.3 million during the nine months ended September 30, 2015. Subsequent to November 3, 2015, sales to Archrock are considered sales to third parties.

Allocation of Expenses

For the periods prior to the Spin-off, the statements of operations also includes expense allocations for certain functions performed by Archrock which have not been historically allocated to its operating segments, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology. Included in our selling, general and administrative expense during the three and nine months ended September 30, 2015 were $14.3 million and $42.4 million, respectively, of allocated corporate expenses incurred by Archrock prior to the Spin-off. These costs were allocated to us systematically based on specific department function and revenue. Management believes the assumptions underlying the financial statements, including the assumptions regarding allocating expenses from Archrock, are reasonable. Nevertheless, the financial statements may not be representative of the actual expenses that would have been incurred had we been a stand-alone public company during the periods presented and, consequently, may not reflect our combined results of operations, financial position and cash flows had we been a stand-alone public company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

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

Net Distributions to Parent

Parent equity, which included retained earnings prior to the Spin-off, represents Archrock’s interest in our recorded net assets. Prior to the Spin-off, all transactions between us and Archrock were presented in the accompanying statements of stockholders’ equity as net distributions to parent. A reconciliation of net distributions to parent in the statements of stockholders’ equity to the corresponding amount presented in the statements of cash flows for the nine months ended September 30, 2015 as follows (in thousands):

Nine Months Ended September 30, 2015
As Restated
Net distributions to parent per the statements of stockholders’ equity	$(27,331)
Stock-based compensation expenses prior to the Spin-off	(5,358)
Stock-based compensation excess tax benefit prior to the Spin-off	1,140
Net transfers of property, plant and equipment from parent prior to the Spin-off	(9,262)
Net distributions to parent per statements of cash flows	$(40,811)

15. Stockholders’ Equity

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in stockholders’ equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income consists of foreign currency translation adjustments.

The following table presents the changes in accumulated other comprehensive income, net of tax, during the nine months ended September 30, 2015 and 2016 (in thousands):

	Foreign Currency Translation Adjustment
Accumulated other comprehensive income, January 1, 2015 (As Restated)	$26,745
Income recognized in other comprehensive income (loss) (As Restated)	4,218
Accumulated other comprehensive income, September 30, 2015 (As Restated)	$30,963

Accumulated other comprehensive income, January 1, 2016	$29,198
Income recognized in other comprehensive income (loss)	5,452
Loss reclassified from accumulated other comprehensive income	15,159	(1)
Accumulated other comprehensive income, September 30, 2016	$49,809

(1)
During the three and nine months ended September 30, 2016, we reclassified a loss of $15.2 million related to foreign currency translation adjustment to income from discontinued operations in our statement of operations. This amount represents cumulative foreign currency translation adjustments associated with our Belleli CPE business that previously had been recognized in accumulated other comprehensive income. See Note 3 for further discussion of the sale of our Belleli CPE business.

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

The table below presents the changes in stock option awards for our common stock during the nine months ended September 30, 2016. Options outstanding relate to employees, directors and consultants of us and Archrock.

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2016	434	$18.53
Granted	—	—
Exercised	(56)	12.40
Cancelled	(76)	26.89
Options outstanding, September 30, 2016	302	17.56	2.4	$917
Options exercisable, September 30, 2016	290	16.94	2.3	917

Intrinsic value is the difference between the market value of our common stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised to purchase our common stock during the nine months ended September 30, 2016 was $0.1 million. As of September 30, 2016, we expect to recognize less than $0.1 million of additional compensation cost related to unvested stock options issued to our employees, directors and consultants, related to options to purchase either our common stock or Archrock’s common stock.

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

The table below presents the changes in restricted stock, restricted stock unit, performance unit, cash settled restricted stock unit and cash settled performance unit for our common stock during the nine months ended September 30, 2016. Non-vested awards relate to employees, directors and consultants of us and Archrock. Awards granted subsequent to November 3, 2015 only relate to our employees, directors and consultants.

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2016	1,004	$22.17
Granted	773	15.46
Vested	(406)	23.16
Change in expected vesting of performance units	172	15.46
Cancelled	(84)	22.30
Non-vested awards, September 30, 2016 (1)	1,459	17.54
________________________________

(1)
Non-vested awards as of September 30, 2016 are comprised of 25,000 cash settled restricted stock units and cash settled performance units and 1,434,000 restricted shares, restricted stock units and performance units.

As of September 30, 2016, we expect $18.7 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units issued to our employees, in the form of either our common stock or Archrock’s common stock, to be recognized over the weighted-average vesting period of 2.0 years.

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

The following table presents a reconciliation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		As Restated		As Restated
Numerator for basic and diluted net income (loss) per common share:
Loss from continuing operations	$(32,312)	$(9,598)	$(167,724)	$(5,683)
Income (loss) from discontinued operations, net of tax	19,652	18,275	(33,439)	36,414
Less: Net income attributable to participating securities	—	—	—	—
Net income (loss) — used in basic and diluted net income (loss) per common share	$(12,660)	$8,677	$(201,163)	$30,731

Weighted average common shares outstanding including participating securities	35,562	34,286	35,492	34,286
Less: Weighted average participating securities outstanding	(930)	—	(942)	—
Weighted average common shares outstanding — used in basic net income (loss) per common share	34,632	34,286	34,550	34,286
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	—	—	—
Weighted average common shares outstanding — used in diluted net income (loss) per common share	34,632	34,286	34,550	34,286
Net income (loss) per common share:
Basic	$(0.37)	$0.25	$(5.82)	$0.90
Diluted	$(0.37)	$0.25	$(5.82)	$0.90

*	Excluded from diluted net income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income (loss) per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	216	*	232	*
On exercise of options and vesting of restricted stock units	46	*	51	*
Net dilutive potential common shares issuable	262	—	283	—

*	Not applicable for the period.

18. Commitments and Contingencies

Guarantees

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of September 30, 2016
Performance guarantees through letters of credit (1)	2016 - 2020	$154,965
Standby letters of credit	2016 - 2018	1,298
Bid bonds and performance bonds (1)	2016 - 2023	57,862
Maximum potential undiscounted payments		$214,125
________________________________

(1)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.

Contingencies

See Note 3 and Note 7 for a discussion of our gain contingencies related to assets that were expropriated in Venezuela.

Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries until Archrock’s subsidiary has received an aggregate amount of such payments up to the lesser of (i) $125.8 million, plus the aggregate amount of all reimbursable expenses incurred by Archrock and its subsidiaries in connection with recovering any PDVSA Gas default installment payments following the completion of the Spin-off or (ii) $150.0 million. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. Pursuant to the separation and distribution agreement, we transferred cash of $49.2 million to Archrock during the nine months ended September 30, 2016. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. As of September 30, 2016, the remaining principal amount due to us from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets was approximately $37 million. In subsequent periods, the recognition of a liability, if applicable, resulting from this contingency to Archrock is expected to impact equity, and as such, is not expected to have an impact on our statements of operations.

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

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2016 and December 31, 2015, we had accrued $2.2 million and $3.1 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income-based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

Contracts Containing Liquidated Damages Provisions

Some of our product sales contracts have schedule dates and performance obligations that if not met could subject us to penalties for liquidated damages. These generally relate to specified activities that must be completed by a set contractual date or by achievement of a specified level of output or throughput. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating or settling claims and closing out the contract. As of September 30, 2016, estimated penalties for liquidated damages of $20.9 million have been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. We believe that we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being incurred by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher liquidated damages amounts. Additionally, we have asserted claims, or intend to assert claims, against certain customers that, if settled, could result in a release of such claims in exchange for release of certain liquidated damages currently recorded in our financial statements. We recognize claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. These requirements are satisfied when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in our performance, claim-related costs are identifiable and considered reasonable in view of the work performed, evidence supporting the claim is objective and verifiable and collection is probable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims.

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

19. Reportable Segments

We manage our business segments primarily based upon the type of product or service provided. We have four reportable segments: contract operations, aftermarket services, oil and gas product sales and Belleli EPC product sales. The contract operations segment primarily provides natural gas compression services, production and processing equipment services and maintenance services to meet specific customer requirements on assets owned by us. The aftermarket services segment provides a full range of services to support the surface production, compression and processing needs of customers, from parts sales and normal maintenance services to full operation of a customer’s owned assets. The oil and gas product sales segment provides design, engineering, manufacturing, installation and sale of natural gas compression units and accessories and equipment used in the production, treating and processing of crude oil and natural gas. The Belleli EPC product sales segment, which comprises the operations of our Belleli EPC subsidiary, provides engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants.

In the third quarter of 2016, we changed our reporting segments to better align with the Company’s organizational structure and reflect the way in which the Chief Operating Decision Maker now reviews the Company’s operating results. The change in structure had the impact of splitting our previously disclosed product sales segment into the following two new reportable segments: “oil and gas product sales” and “Belleli EPC product sales.” The contract operations and aftermarket services segments were not impacted by this change. The changes in our reportable segments, including the reclassification of the related revenues and costs of sales (excluding depreciation and amortization) in our statements of operations, have been made to all periods presented within this Quarterly Report on Form 10-Q.

We evaluate the performance of our segments based on gross margin for each segment. Revenue includes sales to external customers and affiliates. We do not include intersegment sales when we evaluate our segments’ performance.

The following table presents revenues and other financial information by reportable segment during the three and nine months ended September 30, 2016 and 2015 (in thousands):

Three Months Ended	Contract Operations	Aftermarket Services	Oil and Gas Product Sales	Belleli EPC Product Sales (1)	Reportable Segments Total (1)(2)
September 30, 2016:
Revenue	$99,143	$26,590	$73,685	$29,740	$229,158
Gross margin (3)	63,087	7,544	3,611	636	74,878
September 30, 2015:
Revenue	$114,104	$25,272	$253,692	$18,105	$411,173
Gross margin (3)	72,990	6,936	39,335	(8,187)	111,074

Nine Months Ended	Contract Operations	Aftermarket Services	Oil and Gas Product Sales	Belleli EPC Product Sales (1)	Reportable Segments Total (1)(2)
September 30, 2016:
Revenue	$298,591	$91,499	$314,684	$93,161	$797,935
Gross margin (3)	187,636	26,016	24,519	(792)	237,379
September 30, 2015:
Revenue	$350,045	$95,547	$875,439	$70,743	$1,391,774
Gross margin (3)	219,847	27,727	139,137	(32,740)	353,971
_______________________________

(1)
Financial information for the Belleli EPC product sales segment for the three and nine months ended September 30, 2015 has been restated. Refer to Note 2 for further information regarding the restatement of previously reported financial information.

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

The following table reconciles loss before income taxes to total gross margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		As Restated		As Restated
Income (loss) before income taxes	$(15,969)	$(13,735)	$(47,037)	$18,872
Selling, general and administrative	37,864	54,202	124,250	167,452
Depreciation and amortization	28,183	36,083	106,533	110,151
Long-lived asset impairment	5,358	3,775	6,009	14,264
Restatement charges	12,298	—	20,149	—
Restructuring and other charges	2,239	7,150	25,442	17,697
Interest expense	8,254	581	25,596	1,407
Equity in income of non-consolidated affiliates	—	(5,084)	(10,403)	(15,152)
Other (income) expense, net	(3,349)	28,102	(13,160)	39,280
Consolidated and combined gross margin	$74,878	$111,074	$237,379	$353,971

The following table presents assets from reportable segment (in thousands):

	September 30, 2016	December 31, 2015
		As Restated
Contract operations	$752,997	$790,957
Aftermarket services	32,014	31,614
Oil and gas product sales	159,824	230,947
Belleli EPC product sales	41,200	46,592
Assets from reportable segments	986,035	1,100,110
Other assets (1)	417,463	617,082
Assets associated with discontinued operations	22	71,204
Total assets	$1,403,520	$1,788,396
_______________________________

(1)	Includes corporate related items.

20. Subsequent Events

On November 22, 2016, we and our wholly owned subsidiary, EESLP, entered into an amendment to the Credit Agreement with Wells Fargo, as the administrative agent, and various financial institutions as lenders. Under this amendment, the lenders extended the waivers previously granted under the previous amendments to February 28, 2017 unless on or prior to that date, we deliver the replacement financial information, and further extended the deadline to no later than February 28, 2017 by which we are required to deliver to the lenders our quarterly reports for the fiscal quarters ended March 31, 2016, June 30, 2016 and September 30, 2016 and the related compliance certificates demonstrating compliance with the financial covenants set forth in the Credit Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated and Combined Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2015 (the “2015 Form 10-K/A”). As described in Note 2 to the Financial Statements, we restated our previously reported financial statements as of December 31, 2015 and for the three and nine months ended September 30, 2015. The impact of the restatement is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

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

•
our reliance on Archrock, Inc. (named Exterran Holdings, Inc. prior to November 3, 2015) (“Archrock”) and Archrock Partners, L.P. (named Exterran Partners, L.P. prior to November 3, 2015) (“Archrock Partners”) for a significant amount of our oil and gas product sales revenues and our ability to secure new oil and gas product sales customers;

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

General

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a market leader in the provision of compression, production and processing products and services that support the production and transportation of oil and natural gas throughout the world. We provide these products and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. We operate in four primary business lines: contract operations, aftermarket services, oil and gas product sales and Belleli EPC product sales. In our contract operations business line, we have operations outside of the U.S. where we own and operate natural gas compression equipment and crude oil and natural gas production and processing equipment on behalf of our customers. In our aftermarket services business line, we primarily have operations outside of the U.S. where we provide operations, maintenance, overhaul and reconfiguration services to customers who own their own compression, production, processing, treating and related equipment. In our oil and gas product sales business line, we manufacture natural gas compression packages and oil and natural gas production and processing equipment for sale to our customers throughout the world and for use in our contract operations business line. In our Belleli EPC product sales business line, we provide engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants. We also offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as integrated projects.

As discussed in Note 19 to the Financial Statements, we changed our reporting segments in the third quarter of 2016 to split our previously disclosed product sales segment into the following two new reportable segments: “oil and gas product sales” and “Belleli EPC product sales.” The contract operations and aftermarket services segments were not impacted by this change. The change in our reportable segments is reflected in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Spin-off

On November 3, 2015, Archrock, Inc. (named Exterran Holdings, Inc. prior to November 3, 2015) (“Archrock”) completed the spin-off (the “Spin-off”) of its international contract operations, international aftermarket services (the international contract operations and international aftermarket services businesses combined are referred to as the ‘‘international services businesses’’ and include such activities conducted outside of the United States of America (‘‘U.S.’’)) and global fabrication businesses into an independent, publicly traded company named Exterran Corporation. We refer to the global fabrication business previously operated by Archrock as our product sales businesses (including our oil and gas product sales and Belleli EPC product sales segments). To effect the Spin-off, on November 3, 2015, Archrock distributed, on a pro rata basis, all of our shares of common stock to its stockholders of record as of October 27, 2015 (the “Record Date”). Archrock shareholders received one share of Exterran Corporation common stock for every two shares of Archrock common stock held at the close of business on the Record Date. Pursuant to the separation and distribution agreement with Archrock and certain of our and Archrock’s respective affiliates, on November 3, 2015, we transferred cash of $532.6 million to Archrock. Following the completion of the Spin-off, we and Archrock are independent, publicly traded companies with separate boards of directors and management.

Restatement of Previously Reported Consolidated and Combined Financial Statements

The impact of the restatement is reflected in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For a summary of the effect of the restatement as of December 31, 2015 and for the three and nine months ended September 30, 2015 see Note 2 to the Financial Statements.

As a result of the internal investigation discussed in Note 2 to the Financial Statements, we incurred in $20.1 million of costs associated with the restatement of our financial statements during the nine months ended September 30, 2016, which were primarily related to $14.8 million of external accounting costs and $4.4 million of external legal costs. We currently estimate that we will incur additional cash expenditures, including estimated external legal counsel costs related to the pending SEC investigation, of approximately $11 million associated with the restatement of our financial statements in subsequent periods, some portion of which might be recoverable from Archrock.

Exit of our Belleli Businesses

In the first quarter of 2016, we committed to a plan to exit certain Belleli businesses to focus on our core oil and gas businesses. Specifically we planned to exit the Belleli CPE business comprising of engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities (referred to as “Belleli CPE” or the “Belleli CPE business” herein). In addition, we planned to exit the Belleli EPC business comprising of engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants in the Middle East (referred to as “Belleli EPC” or the “Belleli EPC business” herein). Belleli CPE met the held for sale criteria and is reflected as discontinued operations in our financial statements for all periods presented. As discussed in Note 3 to the Financial Statements, we completed the sale of our Belleli CPE business in August 2016. Belleli CPE was previously included in our former product sales segment. In conjunction with the planned disposition of Belleli CPE, we recorded impairments of long-lived assets and current assets that totaled $68.8 million during the nine months ended September 30, 2016. The impairment charges are reflected in income (loss) from discontinued operations, net of tax. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), Belleli EPC will not be reflected as discontinued operations until the substantial cessation of the remaining non-oil and gas business. During the first quarter of 2016, we ceased the booking of new orders for our Belleli EPC business. Belleli EPC is represented by our Belleli EPC product sales segment. Our plan to exit our Belleli EPC business resulted in a reduction in the remaining useful lives of the assets that are currently used in the Belleli EPC business and a long-lived asset impairment charge of $0.7 million impacting results from continuing operations during the nine months ended September 30, 2016.

The following tables summarize the operating results of our Belleli businesses and our core oil and gas businesses (in thousands):

	Exterran Corporation Excluding Belleli	Belleli				Exterran Corporation Consolidated and Combined
		CPE		EPC
Three Months Ended September 30, 2016
Revenue	$199,418	$—		$29,740		$229,158
Cost of sales (excluding depreciation and amortization expense)	125,176	—		29,104		154,280
Depreciation and amortization	26,388	—		1,795		28,183
Loss from continuing operations	(28,825)	—		(3,487)		(32,312)
Income from discontinued operations, net of tax (1)	19,461	191		—		19,652
Net income (loss)	(9,364)	191		(3,487)		(12,660)
Product sales backlog (at period end)	153,099	—		95,366	(2)	248,465
Third party bookings	132,272	—		19,645	(2)	151,917

Three Months Ended September 30, 2015 (As Restated)
Revenue	$393,068	$—		$18,105		$411,173
Cost of sales (excluding depreciation and amortization expense)	273,807	—		26,292		300,099
Depreciation and amortization	33,164	—		2,919		36,083
Income (loss) from continuing operations	4,497	—		(14,095)		(9,598)
Income (loss) from discontinued operations, net of tax (1)	18,756	(481)		—		18,275
Net income (loss)	23,253	(481)		(14,095)		8,677
Product sales backlog (at period end)	301,412	—	(3)	179,056		480,468
Third party bookings	99,887	—	(3)	58,850		158,737

	Exterran Corporation Excluding Belleli	Belleli			Exterran Corporation Consolidated and Combined
		CPE		EPC
Nine Months Ended September 30, 2016
Revenue	$704,774	$—		$93,161	$797,935
Cost of sales (excluding depreciation and amortization expense)	466,603	—		93,953	560,556
Depreciation and amortization	100,364	—		6,169	106,533
Loss from continuing operations	(149,273)	—		(18,451)	(167,724)
Income (loss) from discontinued operations, net of tax (1)	38,961	(72,400)		—	(33,439)
Net loss	(110,312)	(72,400)		(18,451)	(201,163)
Product sales backlog (at period end)	153,099	—		95,366	248,465
Third party bookings	200,365	—		26,103	226,468

Nine Months Ended September 30, 2015 (As Restated)
Revenue	$1,321,031	$—		$70,743	$1,391,774
Cost of sales (excluding depreciation and amortization expense)	934,320	—		103,483	1,037,803
Depreciation and amortization	101,540	—		8,611	110,151
Income (loss) from continuing operations	44,825	—		(50,508)	(5,683)
Income (loss) from discontinued operations, net of tax (1)	37,878	(1,464)		—	36,414
Net income (loss)	82,703	(1,464)		(50,508)	30,731
Product sales backlog (at period end)	301,412	—	(3)	179,056	480,468
Third party bookings	265,126	—	(3)	65,061	330,187
___________________

(1)	See Note 3 to the Financial Statements for further discussion regarding discontinued operations.

(2)
During the first quarter of 2016, we ceased the booking of new orders for our Belleli EPC business. Changes in our Belleli EPC backlog since March 31, 2016 reflect revenue recognized and change orders booked on existing contracts.

(3)
As of September 30, 2015 product sales backlog for Belleli CPE was $58.8 million. Third party bookings for Belleli CPE were $2.5 million and $74.4 million during the three and nine months ended September 30, 2015, respectively. As Belleli CPE is no longer a part of our continuing operations, Belleli CPE’s product sales backlog and third party bookings have been excluded from all periods presented. As discussed in Note 3 to the Financial Statements, we completed the sale of Belleli CPE in August 2016.

Basis of Presentation

All financial information presented for periods after the Spin-off represents our consolidated results of operations, financial position and cash flows (referred to as the “condensed consolidated financial statements”) and all financial information for periods prior to the Spin-off represents our combined results of operations, financial position and cash flows (referred to as the “condensed combined financial statements”). Accordingly:

•
Our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and our condensed consolidated statements of cash flows and stockholders’ equity for the nine months ended September 30, 2016 consist entirely of our consolidated results. Our condensed combined statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and our condensed combined statements of cash flows and stockholders’ equity for the nine months ended September 30, 2015 consist entirely of the combined results of Archrock’s international services and product sales businesses.

•	Our condensed consolidated balance sheets at September 30, 2016 and December 31, 2015 consist entirely of our consolidated balances.

The condensed combined financial statements were derived from the accounting records of Archrock and reflect the combined historical results of operations, financial position and cash flows of Archrock’s international services and product sales businesses. The condensed combined financial statements were presented as if such businesses had been combined for periods prior to November 4, 2015. All intercompany transactions and accounts within these statements have been eliminated. Affiliate transactions between the international services and product sales businesses of Archrock and the other businesses of Archrock have been included in the condensed combined financial statements, with the exception of oil and gas product sales within our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”). Prior to the closing of the Spin-off, EESLP also had a fleet of compression units used to provide compression services in the U.S. services business of Archrock. Revenue has not been recognized in the condensed combined statements of operations for the sale of compressor units by us that were used by EESLP to provide compression services to customers of the U.S. services business of Archrock. See Note 14 to the Financial Statements for further discussion on transactions with affiliates.

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

Overall market activity in North America remains at depressed levels due to the significant decrease in oil and natural gas prices since the third quarter of 2014. The Henry Hub spot price for natural gas was $2.84 per MMBtu at September 30, 2016, which was approximately 15% higher than prices at September 30, 2015 but 31% lower than prices at September 30, 2014, respectively, and the U.S. natural gas liquid composite price was approximately $4.92 per MMBtu for the month of July 2016, which was approximately 1% higher than prices for the month of September 2015 but 50% lower than prices for the month of September 2014, respectively. These lower prices have led to reduced drilling of gas wells in North America. In addition, the West Texas Intermediate crude oil spot price as of September 30, 2016 was approximately 6% higher than prices at September 30, 2015 but 48% lower than prices at September 30, 2014, respectively, which has led to reduced drilling of oil wells. More recently, West Texas Intermediate crude oil prices have slightly increased since the first half of 2016, represented by a spot price increase of 2% at October 31, 2016 compared to September 30, 2016. During periods of lower oil or natural gas prices, our customers typically decrease their capital expenditures, which generally results in lower activity levels. As a result of the low oil and natural gas price environment in North America, our customers have sought to significantly reduce their capital and operating expenditure requirements, and as a result, the demand and pricing for the equipment we manufacture in North America have been adversely impacted. Third party booking activity levels for our manufactured products in North America during the three months ended September 30, 2016 were $85.6 million, which represents a decline of approximately 48% and 5% compared to the three months ended December 31, 2015 and September 30, 2015, respectively, and our North America product sales backlog as of September 30, 2016 was $94.0 million, which represents a decline of approximately 58% compared to each of the three month periods ended December 31, 2015 and September 30, 2015. We believe these booking levels reflect both our customers’ reduced activity levels in response to the decline in commodity prices and caution on the part of our customers as they seek to reduce costs.

Similarly, in international markets, lower oil and natural gas prices have had a negative impact on the amount of capital investment by our customers in new projects. Our customers have sought to reduce their capital and operating expenditure requirements due to lower oil and natural gas prices. As a result, the demand and pricing for our services and products in international markets have been adversely impacted. However, we believe the impact of lower oil and natural gas prices in international markets will generally be less than we expect to experience in North America for two reasons: first, the longer-term fundamentals influencing our international customers’ demand and, second, the long-term contracts we have in place with some of those international customers, including for our contract operations services. Growth in our international markets depends in part on international infrastructure projects, many of which are based on longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based on longer-term fundamentals that can be less tied to near term commodity prices than our North American customers. Therefore, we believe the demand for our services and products in international markets will continue, and we expect to have opportunities to grow our international businesses over the long term. Third party booking activity levels for our manufactured products in international markets during the three months ended September 30, 2016 were $66.4 million, which represents an increase of approximately 193% and a decline of approximately 3% compared to the three months ended December 31, 2015 and September 30, 2015, respectively, and our international market product sales backlog as of September 30, 2016 was $154.5 million, which represents a decline of approximately 25% and 39% compared to December 31, 2015 and September 30, 2015, respectively. The fluctuations in the size of our bid proposals for new contracts tend to create variability in booking activity levels in international markets from period to period.

Aggregate third party booking activity levels for our manufactured products in North America and international markets during the three months ended September 30, 2016 were $151.9 million, which represents a decline of approximately 19% and 4% compared to the three months ended December 31, 2015 and September 30, 2015, respectively. The aggregate product sales backlog for our manufactured products in North America and international markets as of September 30, 2016 was $248.5 million, which represents a decline of approximately 42% and 48% compared to December 31, 2015 and September 30, 2015, respectively.

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

Operating Highlights

The following tables summarize our total available horsepower, total operating horsepower, average operating horsepower, horsepower utilization percentages and product sales backlog (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total Available Horsepower (at period end)	1,192	1,209	1,192	1,209
Total Operating Horsepower (at period end)	944	961	944	961
Average Operating Horsepower	949	952	958	957
Horsepower Utilization (at period end)	79%	79%	79%	79%

	September 30, 2016	December 31, 2015	September 30, 2015
		As Restated	As Restated
Product Sales Backlog (1):
Compressor and Accessory Backlog	$86,206	$141,059	$110,586
Production and Processing Equipment Backlog (2)	64,680	118,914	164,407
Installation Backlog	2,213	7,445	26,419
Belleli EPC Backlog (2)	95,366	162,424	179,056
Total Product Sales Backlog	$248,465	$429,842	$480,468
________________________________

(1)
Our product sales backlog consists of unfilled orders based on signed contracts and does not include potential product sales pursuant to letters of intent received from customers. As Belleli CPE is no longer a part of our continuing operations, Belleli CPE’s product sales backlog has been excluded from all periods presented.

(2)
Our Belleli EPC product sales backlog was previously included in our production and processing equipment product sales backlog. During the first quarter of 2016, we ceased the booking of new orders for our Belleli EPC business. Changes in our Belleli EPC backlog since March 31, 2016 reflect revenue recognized and change orders booked on existing contracts.

Financial Results of Operations

Summary of Results

As discussed in Note 3 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations business and our Belleli CPE business. Those results are reflected in discontinued operations for all periods presented.

Revenue.  Revenue during the three months ended September 30, 2016 was $229.2 million compared to $411.2 million during the three months ended September 30, 2015. Revenue during the nine months ended September 30, 2016 was $797.9 million compared to $1,391.8 million during the nine months ended September 30, 2015. The decrease in revenue during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was primarily caused by revenue decreases in our oil and gas product sales segment, as discussed further below.

Net income (loss).  We generated net loss of $12.7 million and net income of $8.7 million during the three months ended September 30, 2016 and 2015, respectively, and net loss of $201.2 million and net income of $30.7 million during the nine months ended September 30, 2016 and 2015, respectively. The decrease in net income during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a decrease in gross margin in our oil and gas product sales and contract operations segments and increases in income tax expense, restatement charges and interest expense. These activities were partially offset by foreign currency gains of $2.5 million in the current year period compared to foreign currency losses of $28.7 million in the prior year period, an increase in gross margin in our Belleli EPC product sales segment and decreases in selling, general and administrative (“SG&A”) expense and depreciation and amortization expense. Net loss during the three months ended September 30, 2016 included income from discontinued operations, net of tax, of $19.7 million and net income during the three months ended September 30, 2015 included income from discontinued operations, net of tax, of $18.3 million. The decrease in net income during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to a decrease in gross margin in our oil and gas product sales and contract operations segments, non-cash valuation allowances of $101.7 million recorded against U.S. deferred tax assets during the current year period, impairment charges reflected in loss from discontinued operations, net of tax, of $68.8 million related to Belleli CPE during the current year period and increases in interest expense and restatement charges. These activities were partially offset by foreign currency gains of $8.0 million in the current year period compared to foreign currency losses of $39.3 million in the prior year period, a decrease in SG&A expense and an increase in gross margin in our Belleli EPC product sales segment. Net loss during the nine months ended September 30, 2016 included loss from discontinued operations, net of tax, of $33.4 million and net income during the nine months ended September 30, 2015 included income from discontinued operations, net of tax, of $36.4 million.

EBITDA, as adjusted.  Our EBITDA, as adjusted, was $38.0 million and $56.3 million during the three months ended September 30, 2016 and 2015, respectively, and $117.0 million and $182.8 million during the nine months ended September 30, 2016 and 2015, respectively. EBITDA, as adjusted, during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 decreased primarily due to a decrease in gross margin in our oil and gas product sales and contract operations segments, partially offset by a decrease in SG&A expense and an increase in gross margin in our Belleli EPC product sales segment. The decrease in EBITDA, as adjusted, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was partially offset by a $3.9 million loss recognized during the prior year period on short-term investments related to the purchase of Argentine government issued U.S. dollar denominated bonds and a $2.2 million gain on the sale of a plant in Argentina during the current year period. EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

The Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Contract Operations
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
Revenue	$99,143	$114,104	(13)%
Cost of sales (excluding depreciation and amortization expense)	36,056	41,114	(12)%
Gross margin	$63,087	$72,990	(14)%
Gross margin percentage (1)	64%	64%	—%
___________________
(1) Defined as gross margin divided by revenue.

The decrease in revenue during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a decrease in revenue of $10.0 million resulting from an early termination of a project in the Eastern Hemisphere in January 2016 that had been operating since the third quarter of 2009, a $6.5 million decrease in revenue in Mexico primarily driven by projects that terminated operations in 2015 and a reduction of recognized deferred revenue resulting from contract extensions and a $3.2 million decrease in revenue in Nigeria primarily driven by two projects that terminated operations in late 2015 and early 2016. These decreases were partially offset by a $5.3 million increase in revenue in Brazil primarily driven by the start-up of a project during the second half of 2015. Gross margin decreased during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to the revenue decrease explained above. Gross margin percentage during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 remained flat.

Aftermarket Services
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
Revenue	$26,590	$25,272	5%
Cost of sales (excluding depreciation and amortization expense)	19,046	18,336	4%
Gross margin	$7,544	$6,936	9%
Gross margin percentage	28%	27%	1%

The increase in revenue during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to an increase in maintenance revenue earned on customer owned equipment in Bolivia. Gross margin and gross margin percentage during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 increased primarily as a result of an increase in gross margin in Latin America of $1.1 million, partially offset by a decrease in gross margin in the Eastern Hemisphere of $0.6 million.

Oil and Gas Product Sales
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
Revenue	$73,685	$253,692	(71)%
Cost of sales (excluding depreciation and amortization expense)	70,074	214,357	(67)%
Gross margin	$3,611	$39,335	(91)%
Gross margin percentage	5%	16%	(11)%

Overall, the recent declines in our oil and gas product sales bookings and backlog driven by the market downturn have resulted in revenue decreases in each of the regions where we operate. During the three months ended September 30, 2016 compared to the three months ended September 30, 2015, revenue decreased by $135.5 million, $30.5 million and $14.0 million in North America, the Eastern Hemisphere and Latin America, respectively. The decrease in revenue in North America was due to decreases of $77.1 million, $47.4 million and $11.0 million in production and processing equipment revenue, compression equipment revenue and installation revenue, respectively. The decrease in the Eastern Hemisphere revenue was due to decreases of $17.2 million, $7.0 million and $6.3 million in installation revenue, production and processing equipment revenue and compression equipment revenue, respectively. The decrease in Latin America revenue was due to decreases of $5.9 million, $5.5 million and $2.6 million in production and processing equipment revenue, installation revenue and compression equipment revenue, respectively. The decreases in gross margin and gross margin percentage were primarily caused by the revenue decrease explained above and continued weakening market conditions resulting in an increasingly aggressive competitive bidding environment.

Belleli EPC Product Sales
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
		As Restated
Revenue	$29,740	$18,105	64%
Cost of sales (excluding depreciation and amortization expense)	29,104	26,292	11%
Gross margin	$636	$(8,187)	108%
Gross margin percentage	2%	(45)%	47%

The increase in revenue during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily driven by schedule delays on significant projects during the prior year period that resulted in increases to cost-to-complete estimates on each related projects, which adversely impacted revenue recognized under the percentage-of-completion accounting principles in the prior year period. The increases in gross margin and gross margin percentage were primarily caused by estimated loss contract provisions of $8.4 million recorded on significant projects during the prior year period driven by project execution delays. See “—Exit of our Belleli Businesses” for further discussion regarding Belleli.

Costs and Expenses
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
		As Restated
Selling, general and administrative	$37,864	$54,202	(30)%
Depreciation and amortization	28,183	36,083	(22)%
Long-lived asset impairment	5,358	3,775	42%
Restatement charges	12,298	—	n/a
Restructuring and other charges	2,239	7,150	(69)%
Interest expense	8,254	581	1,321%
Equity in income of non-consolidated affiliates	—	(5,084)	(100)%
Other (income) expense, net	(3,349)	28,102	(112)%

The decrease in SG&A expense during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to our cost reduction plan and included a $5.0 million decrease in corporate expenses and a $2.7 million decrease in compensation and benefits costs in the Eastern Hemisphere and Latin America. SG&A expense as a percentage of revenue was 17% and 13% during the three months ended September 30, 2016 and 2015, respectively. The increase in SG&A expense as a percentage of revenue was primarily due to a significant decrease in oil and gas product sales revenue during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. For the periods prior to the Spin-off, SG&A expense includes expense allocations for certain functions, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology services performed by Archrock on a centralized basis that historically have not been recorded at the segment level. These costs were allocated to us systematically based on specific department function and revenue. Included in SG&A expense during the three months ended September 30, 2015 was $14.3 million of allocated corporate expenses incurred by Archrock. The actual costs we would have incurred if we had been a stand-alone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

The decrease in depreciation and amortization expense during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a decrease of $3.9 million in depreciation expense on certain contract operations projects in Latin America primarily related to capitalized installation costs that were fully depreciated. Capitalized installation costs, included, among other things, civil engineering, piping, electrical instrumentation and project management costs. Additionally, depreciation expense decreased by $2.5 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as a result of a contract operations project in the Eastern Hemisphere that early terminated operations in January 2016.

We regularly review the future deployment of our idle compression assets used in our contract operations segment for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. During the three months ended September 30, 2016, we determined that 25 idle compressor units totaling approximately 31,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $5.4 million asset impairment to reduce the book value of each unit to its estimated fair value during the three months ended September 30, 2016. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties. During the three months ended September 30, 2015, we determined that 19 idle compressor units totaling approximately 20,000 horsepower would be retired from the active fleet. As a result, we recorded a $3.8 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the estimated component value of the equipment on each compressor unit that we plan to use.

As discussed in Note 2 to the Financial Statements, during the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. As a result, the Audit Committee of the Company’s Board of Directors initiated an internal investigation, including the use of services of a forensic accounting firm. Management also engaged a consulting firm to assist in accounting analysis and compilation of restatement adjustments. During the three months ended September 30, 2016, we incurred in $12.3 million of costs associated with the restatement of our financial statements, which were primarily related to $10.0 million of external accounting costs and $1.7 million of external legal costs. We currently estimate that we will incur additional cash expenditures, including estimated external legal counsel costs related to the pending SEC investigation, of approximately $11 million associated with the restatement of our financial statements in subsequent periods.

In the second quarter of 2015, we announced a cost reduction plan, primarily focused on workforce reductions and the reorganization of certain facilities. These actions were in response to unfavorable market conditions in North America combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices. As a result of this plan, during the three months ended September 30, 2016 and 2015, we incurred $1.5 million and $5.2 million, respectively, of restructuring and other charges primarily related to employee termination benefits and consulting fees. Additionally, we incurred restructuring and other charges associated with the Spin-off. During the three months ended September 30, 2016, we incurred $0.7 million of costs related to retention awards to certain employees. During the three months ended September 30, 2015, we incurred $2.0 million related to a one-time cash signing bonus paid to our Chief Executive Officer. The charges incurred in conjunction with the cost reduction plan and Spin-off are included in restructuring and other charges in our statements of operations. See Note 12 to the Financial Statements for further discussion of these charges.

The increase in interest expense during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to borrowings under our revolving credit facility and term loan facility (collectively, the “Credit Facility”) that became available on November 3, 2015. During the three months ended September 30, 2016, the average daily outstanding borrowings under the Credit Facility were $386.9 million. Prior to the Spin-off, third party debt of Archrock, other than debt attributable to capital leases, was not allocated to us as we were not the legal obligor of the debt and Archrock’s borrowings were not directly attributable to our business.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas S.A. (“PDVSA Gas”). We received an installment payment, including an annual charge, of $5.1 million during the three months ended September 30, 2015. As of September 30, 2016, the remaining principal amount due to us was approximately $4 million. Payments we receive from the sale will be recognized as equity in income of non-consolidated affiliates in our statements of operations in the periods such payments are received.

The change in other (income) expense, net, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to foreign currency gains, net of foreign currency derivatives, of $2.4 million during the three months ended September 30, 2016 compared to foreign currency losses of $28.7 million during the three months ended September 30, 2015. Our foreign currency gains and losses included translation gains, net of foreign currency derivatives, of $2.3 million during the three months ended September 30, 2016 compared to translation losses of $27.6 million during the three months ended September 30, 2015 related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. Of the foreign currency losses recognized during the three months ended September 30, 2015, $26.7 million was attributable to our Brazil subsidiary’s U.S. dollar denominated intercompany obligations and were the result of a currency devaluation in Brazil and increases in our Brazil subsidiary’s intercompany payables during the prior year period.

Income Taxes
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
		As Restated
Provision for (benefit from) income taxes	$16,343	$(4,137)	(495)%
Effective tax rate	(102.3)%	30.1%	(132.4)%

The increase in our income tax expense (and reduction in our effective tax rate) during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily attributable to a $20.7 million tax benefit recognized for research and development credits during the three months ended September 30, 2015 and a $13.6 million charge for valuation allowances recorded against our U.S. deferred tax assets during the three months ended September 30, 2016. The valuation allowances recorded against our U.S. deferred tax assets related to carryforwards for U.S. federal net operating losses, foreign tax credits, research and development credits and alternative minimum tax credits. See Note 13 to the Financial Statements for further discussion of the valuation allowances recorded against our U.S. deferred tax assets in the current year period.

Discontinued Operations
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
Income from discontinued operations, net of tax	$19,652	$18,275	8%

Income from discontinued operations, net of tax, during the three months ended September 30, 2016 and 2015 includes our Venezuelan subsidiary’s operations that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding, and our Belleli CPE business.

As discussed in Note 3 to the Financial Statements, in August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas. We received an installment payment, including an annual charge, of $19.5 million and $18.9 million during the three months ended September 30, 2016 and 2015. As of September 30, 2016, the remaining principal amount due to us was approximately $33 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

As discussed in Note 3 to the Financial Statements, we completed the sale of Belleli CPE in August 2016.

The Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Contract Operations
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
Revenue	$298,591	$350,045	(15)%
Cost of sales (excluding depreciation and amortization expense)	110,955	130,198	(15)%
Gross margin	$187,636	$219,847	(15)%
Gross margin percentage (1)	63%	63%	—%
___________________
(1) Defined as gross margin divided by revenue.

The decrease in revenue during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to a $25.8 million decrease in revenue in Mexico primarily driven by projects that terminated operations in 2015 and a reduction of recognized deferred revenue resulting from contract extensions, a decrease in revenue of $24.3 million resulting from an early termination of a project in the Eastern Hemisphere in January 2016 that had been operating since the third quarter of 2009, a $14.5 million decrease in revenue in Argentina primarily due to a devaluation of the Argentine peso since the prior year period and an $8.0 million decrease in revenue in Nigeria primarily driven by two projects that terminated operations in late 2015 and early 2016. These decreases were partially offset by a $15.9 million increase in revenue in Brazil primarily driven by the start-up of a project during the second half of 2015 and an $8.4 million increase in revenue in Bolivia primarily driven by the start-up of a project during the first quarter of 2016. Gross margin decreased during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the revenue decrease explained above, excluding the devaluation of the Argentine peso as the impact on gross margin was insignificant. Gross margin percentage during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 remained flat. The early termination of a project in the Eastern Hemisphere resulted in additional costs during the nine months ended September 30, 2016 in the form of depreciation expense, which is excluded from gross margin. Additionally, excluded from cost of sales and recorded to restructuring and other charges in our statements of operations during the nine months ended September 30, 2015 were non-cash inventory write-downs of $4.2 million associated with the Spin-off primarily related to the decentralization of shared inventory components between Archrock’s North America contract operations business and our international contract operations business.

Aftermarket Services
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
Revenue	$91,499	$95,547	(4)%
Cost of sales (excluding depreciation and amortization expense)	65,483	67,820	(3)%
Gross margin	$26,016	$27,727	(6)%
Gross margin percentage	28%	29%	(1)%

The decrease in revenue during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to a decrease in revenue of $7.1 million in Gabon driven by our cessation of activities in those markets in the first quarter of 2015, partially offset by an increase in part sales in China. Gross margin decreased during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the revenue decreased discussed above. Gross margin percentage during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 decreased primarily due to the receipt of a settlement from a customer in Gabon during the nine months ended September 30, 2015, which positively impacted revenue and gross margin by $3.7 million and $2.2 million, respectively.

Oil and Gas Product Sales
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
Revenue	$314,684	$875,439	(64)%
Cost of sales (excluding depreciation and amortization expense)	290,165	736,302	(61)%
Gross margin	$24,519	$139,137	(82)%
Gross margin percentage	8%	16%	(8)%

Overall, the recent declines in our oil and gas product sales bookings and backlog driven by the market downturn have resulted in revenue decreases in each of the regions where we operate. During the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, revenue decreased by $414.8 million, $96.2 million and $49.8 million in North America, the Eastern Hemisphere and Latin America, respectively. The decrease in revenue in North America was due to decreases of $211.2 million, $160.7 million and $42.9 million in production and processing equipment revenue, compression equipment revenue and installation revenue, respectively. The decrease in the Eastern Hemisphere revenue was due to decreases of $37.9 million, $37.0 million and $21.3 million in installation revenue, production and processing equipment revenue and compression equipment revenue, respectively. The decrease in Latin America revenue was due to decreases of $33.1 million, $8.5 million and $8.2 million in compression equipment revenue, installation revenue and production and processing equipment revenue, respectively. The decreases in gross margin and gross margin percentage were primarily caused by the revenue decrease explained above and continued weakening market conditions resulting in an increasingly aggressive competitive bidding environment. Excluded from cost of sales and recorded to restructuring and other charges in our statements of operations during the nine months ended September 30, 2015 were non-cash inventory write-downs of $4.5 million primarily related to our decision to exit the manufacturing of cold weather packages, which had historically been performed at an oil and gas product sales facility in North America we decided to close.

Belleli EPC Product Sales
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
		As Restated
Revenue	$93,161	$70,743	32%
Cost of sales (excluding depreciation and amortization expense)	93,953	103,483	(9)%
Gross margin	$(792)	$(32,740)	98%
Gross margin percentage	(1)%	(46)%	45%

The increase in revenue during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily driven by schedule delays on significant projects during the prior year period that resulted in increases to cost-to-complete estimates on each related projects, which adversely impacted revenue recognized under the percentage-of-completion accounting principles in the prior year period. The increases in gross margin and gross margin percentage were primarily caused by estimated loss contract provisions of $33.0 million recorded on significant projects during the prior year period driven by project execution delays. See “—Exit of our Belleli Businesses” for further discussion regarding Belleli.

Costs and Expenses
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
		As Restated
Selling, general and administrative	$124,250	$167,452	(26)%
Depreciation and amortization	106,533	110,151	(3)%
Long-lived asset impairment	6,009	14,264	(58)%
Restatement charges	20,149	—	n/a
Restructuring and other charges	25,442	17,697	44%
Interest expense	25,596	1,407	1,719%
Equity in income of non-consolidated affiliates	(10,403)	(15,152)	(31)%
Other (income) expense, net	(13,160)	39,280	(134)%

The decrease in SG&A expense during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to our cost reduction plan and included a $13.3 million decrease in compensation and benefits costs in the Eastern Hemisphere and Latin America and a $9.7 million decrease in corporate expenses. SG&A expense as a percentage of revenue was 16% and 12% during the nine months ended September 30, 2016 and 2015, respectively. The increase in SG&A expense as a percentage of revenue was primarily due to a significant decrease in oil and gas product sales revenue during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2016. For the periods prior to the Spin-off, SG&A expense includes expense allocations for certain functions, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology services performed by Archrock on a centralized basis that historically have not been recorded at the segment level. These costs were allocated to us systematically based on specific department function and revenue. Included in SG&A expense during the nine months ended September 30, 2015 was $42.4 million of allocated corporate expenses incurred by Archrock. The actual costs we would have incurred if we had been a stand-alone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

Depreciation and amortization expense during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 decreased primarily due to a decrease of $13.9 million in depreciation expense on certain contract operations projects in Latin America primarily related to capitalized installation costs that were fully depreciated. Capitalized installation costs, included, among other things, civil engineering, piping, electrical instrumentation and project management costs. Additionally, depreciation expense decreased by $3.9 million and $3.4 million in Belleli EPC and Bahrain, respectively, primarily as a result of certain capitalized cost being fully depreciated in the current year period. These decreases in depreciation expense were partially offset by an increase in depreciation expense of $17.5 million on a contract operations project in the Eastern Hemisphere that early terminated operations in January 2016. The depreciation expense recognized in the current year period primarily related to capitalized installation costs. The project had been operating since the third quarter of 2009.

We regularly review the future deployment of our idle compression assets used in our contract operations segment for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. During the nine months ended September 30, 2016, we determined that 25 idle compressor units totaling approximately 31,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $5.4 million asset impairment to reduce the book value of each unit to its estimated fair value during the nine months ended September 30, 2016. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties. During the nine months ended September 30, 2015, we determined that 48 idle compressor units totaling approximately 44,000 horsepower would be retired from the active fleet. As a result, we recorded a $12.9 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the estimated component value of the equipment on each compressor unit that we plan to use.

As discussed in Note 3 to the Financial Statements, in the first quarter of 2016, we committed to a plan to exit our Belleli EPC business to focus on our core oil and gas businesses. Because we ceased the booking of new orders for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants, customer relationship intangible assets related to our Belleli EPC business were assessed to have no future benefit to us. As a result, we recorded a long-lived asset impairment charge of $0.7 million during the nine months ended September 30, 2016.

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

As discussed in Note 2 to the Financial Statements, during the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. As a result, the Audit Committee of the Company’s Board of Directors initiated an internal investigation, including the use of services of a forensic accounting firm. Management also engaged a consulting firm to assist in accounting analysis and compilation of restatement adjustments. During the nine months ended September 30, 2016, we incurred in $20.1 million of costs associated with the restatement of our financial statements, which were primarily related to $14.8 million of external accounting costs and $4.4 million of external legal costs. We currently estimate that we will incur additional cash expenditures, including estimated external legal counsel costs related to the pending SEC investigation, of approximately $11 million associated with the restatement of our financial statements in subsequent periods.

In the second quarter of 2015, we announced a cost reduction plan, primarily focused on workforce reductions and the reorganization of certain facilities. These actions were in response to unfavorable market conditions in North America combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices. During the nine months ended September 30, 2016, we incurred $21.9 million of restructuring and other charges as a result of this plan, which were primarily related to $18.8 million of employee termination benefits and a $2.7 million charge for the exit of a corporate building under an operating lease. During the nine months ended September 30, 2015, we incurred $11.0 million of restructuring and other charges as a result of this plan, which were primarily related to $4.0 million of non-cash write-downs of inventory and $5.7 million of employee termination benefits. The non-cash inventory write-downs were the result of our decision to exit the manufacturing of cold weather packages, which had historically been performed at an oil and gas product sales facility in North America we decided to close in 2015. Additionally, we incurred restructuring and other charges associated with the Spin-off. During the nine months ended September 30, 2016, we incurred $3.5 million of costs associated with the Spin-off, of which $2.6 million related to retention awards to certain employees and $0.9 million related to the start-up of certain stand-alone functions. During the nine months ended September 30, 2015, we incurred $6.7 million of costs associated with the Spin-off, of which $2.0 million related to the a one-time cash signing bonus paid to our Chief Executive Officer and $4.7 million related to non-cash inventory write-downs associated with the Spin-off. Non-cash inventory write-downs primarily related to the decentralization of shared inventory components between Archrock’s North America contract operations business and our international contract operations business. The charges incurred in conjunction with the cost reduction plan and Spin-off are included in restructuring and other charges in our statements of operations. See Note 12 to the Financial Statements for further discussion of these charges.

The increase in interest expense during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to borrowings under our revolving credit facility and term loan facility (collectively, the “Credit Facility”) that became available on November 3, 2015. During the nine months ended September 30, 2016, the average daily outstanding borrowings under the Credit Facility were $441.8 million. Prior to the Spin-off, third party debt of Archrock, other than debt attributable to capital leases, was not allocated to us as we were not the legal obligor of the debt and Archrock’s borrowings were not directly attributable to our business.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received installment payments, including an annual charge, of $10.4 million and $15.2 million during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the remaining principal amount due to us was approximately $4 million. Payments we receive from the sale will be recognized as equity in income of non-consolidated affiliates in our statements of operations in the periods such payments are received.

The change in other (income) expense, net, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to foreign currency gains, net of foreign currency derivatives, of $7.4 million during the nine months ended September 30, 2016 compared to foreign currency losses of $39.3 million during the nine months ended September 30, 2015. Our foreign currency gains and losses included translation gains, net of foreign currency derivatives, of $9.3 million during the nine months ended September 30, 2016 compared to translation losses of $35.6 million during the nine months ended September 30, 2015 related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. Of the foreign currency losses recognized during the nine months ended September 30, 2015, $35.3 million was attributable to our Brazil subsidiary’s U.S. dollar denominated intercompany obligations and were the result of a currency devaluation in Brazil and increases in our Brazil subsidiary’s intercompany payables during the prior year period. The change in other (income) expense, net, was also due to a $3.9 million loss recognized during the prior year period on short-term investments related to the purchase of $15.3 million of Argentine government issued U.S. dollar denominated bonds using Argentine pesos and a $2.2 million gain on the sale of a plant in Argentina during the current year period.

Income Taxes
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
		As Restated
Provision for income taxes	$120,687	$24,555	391%
Effective tax rate	(256.6)%	130.1%	(386.7)%

The increase in our income tax expense (and increase in our effective tax rate) during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily attributable to a $101.7 million charge for valuation allowances recorded against our U.S. deferred tax assets during the current year period, a $12.7 million charge incurred by one of our subsidiaries in Nigeria for settlement of a foreign tax audit ($7.4 million) and valuation allowances recorded against its remaining deferred tax assets ($5.3 million) during the current year period and a $20.7 million tax benefit recognized for research and development credits during the prior year period. These increases were partially offset by a $65.9 million decrease in income before income taxes and valuation allowances on net operating losses in our Brazil, Italy and Netherlands subsidiaries in the prior year period. The valuation allowances recorded against our U.S. deferred tax assets related to carryforwards for U.S. federal net operating losses, foreign tax credits, research and development credits and alternative minimum tax credits. See Note 13 to the Financial Statements for further discussion of the valuation allowances recorded against our U.S. deferred tax assets in the current year period.

Discontinued Operations
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
Income (loss) from discontinued operations, net of tax	$(33,439)	$36,414	(192)%

Income (loss) from discontinued operations, net of tax, during the nine months ended September 30, 2016 and 2015 includes our Venezuelan subsidiary’s operations that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding, and our Belleli CPE business.

As discussed in Note 3 to the Financial Statements, in August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas. We received installment payments, including an annual charge, of $38.8 million and $37.6 million during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the remaining principal amount due to us was approximately $33 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

As discussed in Note 3 to the Financial Statements, in the first quarter of 2016, we committed to a plan to exit our Belleli CPE business, which provided engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities. As discussed in Note 3 to the Financial Statements, we completed the sale of Belleli CPE in August 2016. Our Belleli CPE business was previously included in our former product sales segment. In conjunction with the planned disposition, we recorded impairments of long-lived assets and current assets that totaled $68.8 million during the nine months ended September 30, 2016. The impairment charges are reflected in income (loss) from discontinued operations, net of tax.

Liquidity and Capital Resources

Our unrestricted cash balance was $32.1 million at September 30, 2016, compared to $29.0 million at December 31, 2015. Working capital decreased to $222.1 million at September 30, 2016 from $408.5 million at December 31, 2015. The decrease in working capital was primarily due to decreases in accounts receivable, inventory, current assets associated with discontinued operations and costs and estimated earnings in excess of billings on uncompleted contracts, partially offset by decreases in accounts payable and current liabilities associated with discontinued operations. The decrease in accounts receivable was primarily driven by lower oil and gas product sales activity in North America and the timing of payments received from customers during the current year period. The decreases in current assets and liabilities associated with discontinued operations were primarily due to the sale of Belleli CPE in August 2016. The decrease in inventory was primarily driven by a decrease in raw materials largely resulting from lower oil and gas product sales activity in North America. The decrease in costs and estimated earnings in excess of billings on uncompleted contracts was primarily driven by lower oil and gas product sales activity in North America. The decrease in accounts payable was primarily due to a decrease in purchasing activities in North America and Latin America during the current year period.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2016	2015
		As Restated
Net cash provided by (used in) continuing operations:
Operating activities	$213,020	$92,961
Investing activities	(36,302)	(96,314)
Financing activities	(205,879)	(41,309)
Effect of exchange rate changes on cash and cash equivalents	(2,268)	(976)
Discontinued operations	34,450	38,223
Net change in cash and cash equivalents	$3,021	$(7,415)

Operating Activities.  The increase in net cash provided by operating activities during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily attributable to working capital decreases in the current year period compared to working capital increases in the prior year period and lower SG&A expense during the current year period, partially offset by a decrease in gross margin in our oil and gas product sales segment and cash outflows relating to restructuring and other charges and restatement charges during the current year period. Working capital changes during the nine months ended September 30, 2016 included a decrease of $127.8 million in accounts receivable, a decrease of $16.6 million in costs and estimated earnings versus billings on uncompleted contracts, a decrease of $44.9 million in inventory, a decrease of $25.7 million in accounts payable and other liabilities and an increase of $25.1 million in deferred revenue. Working capital changes during the nine months ended September 30, 2015 included a decrease of $41.1 million in accounts receivable, a decrease of $69.7 million in accounts payable and other liabilities, an increase of $22.5 million in costs and estimated earnings versus billings on uncompleted contracts and a decrease of $29.0 million in inventory.

Investing Activities.  The decrease in net cash used in investing activities during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily attributable to a $74.4 million decrease in capital expenditures, partially offset by $5.4 million of net proceeds received from the settlement of our outstanding note receivable for the sale of our Canadian Operations in the prior year period, a $4.8 million decrease in cash payments received from the sale of our Venezuelan joint ventures’ previously nationalized assets and a $4.3 million decrease in proceeds from the sale of property, plant and equipment. The decrease in capital expenditures was primarily driven by installation costs incurred during the nine months ended September 30, 2015 on contract operations projects in Brazil and Bolivia that began operations during the second half of 2015 and first quarter of 2016, respectively, and a decrease in maintenance capital expenditures.

Financing Activities.  The increase in net cash used in financing activities during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily attributable to net repayments of $155.2 million on our revolving credit facility during the current year period, a transfer of cash during the current year period of $49.2 million to Archrock pursuant to the separation and distribution agreement, partially offset by net distributions to parent of $40.8 million during the prior year period. The transfer of cash to Archrock during the nine months ended September 30, 2016 was triggered by our receipt of payments from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets.

Discontinued Operations.  The decrease in net cash provided by discontinued operations during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily attributable to working capital changes related to our Belleli CPE business, partially offset by cash proceeds of $5.5 million received from the sale of our Belleli CPE business in August 2016.

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

On July 10, 2015, we and our wholly owned subsidiary, EESLP, entered into a $750.0 million credit agreement (the “Credit Agreement”) with Wells Fargo, as the administrative agent, and various financial institutions as lenders. On October 5, 2015, the parties amended and restated the Credit Agreement to provide for a $925.0 million credit facility, consisting of a $680.0 million revolving credit facility and a $245.0 million term loan facility (collectively, the “Credit Facility”). Availability under the Credit Facility was subject to the satisfaction of certain conditions precedent, including the consummation of the Spin-off on or before January 4, 2016 (the date on which those conditions were satisfied, November 3, 2015, is referred to as the “Initial Availability Date”). The revolving credit facility will mature in November 2020 and the term loan facility will mature in November 2017. In accordance with the Credit Agreement, we are required to repay borrowings outstanding under the term loan facility on each anniversary of the Initial Availability Date in an amount equal to the lesser of (i) $12.3 million and (ii) the outstanding principal balance of the term loan facility. The principal amount of $12.3 million due in November 2016 under the term loan facility is classified as long-term in our balance sheet at September 30, 2016 because we have the intent and ability to refinance the current principal amount due with borrowings under our existing revolving credit facility.

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

As of September 30, 2016, we had $130.0 million in outstanding borrowings and $68.8 million in outstanding letters of credit under our revolving credit facility. At September 30, 2016, taking into account guarantees through letters of credit, we had undrawn capacity of $481.2 million under our revolving credit facility. Our Credit Agreement limits our Total Debt (as defined in the Credit Agreement) to EBITDA ratio (as defined in the Credit Agreement) to not greater than 3.75 to 1.0 (which will increase to 4.50 to 1.0 following the completion of a qualified capital raise). As a result of this limitation, $315.9 million million of the $481.2 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of September 30, 2016.

Revolving borrowings under the Credit Facility bear interest at a rate equal to, at our option, either the Base Rate or LIBOR (or EURIBOR, in the case of Euro-denominated borrowings) plus the applicable margin. The applicable margin for revolving borrowings varies (i) in the case of LIBOR loans, from 1.50% to 2.75% and (ii) in the case of Base Rate loans, from 0.50% to 1.75%, and will be determined based on our total leverage ratio pricing grid. “Base Rate” means the highest of the prime rate, the federal funds effective rate plus 0.50% and one-month LIBOR plus 1.00%. Until the term loan facility is refinanced in full with the proceeds of a qualified capital raise (as defined in the Credit Agreement), the applicable margin for borrowings under the revolving credit facility will be increased by 1.00% until the first anniversary of the Initial Availability Date and by 1.50% following the first anniversary of the Initial Availability Date. Term loan borrowings under the Credit Facility will bear interest at a rate equal to, at our option, either (1) the Base Rate plus 4.75%, or (2) the greater of LIBOR or 1.00%, plus 5.75%. The weighted average annual interest rate on outstanding borrowings under the revolving credit facility at September 30, 2016 was 4.3%. The annual interest rate on the outstanding balance of the term loan facility at September 30, 2016 was 6.8%. During the nine months ended September 30, 2016, the average daily borrowings under the Credit Facility were $441.8 million.

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

The Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio of 2.25 to 1.00; a maximum total leverage ratio of 3.75 to 1.00 prior to the completion of a qualified capital raise (as defined in the Credit Agreement) and 4.50 to 1.00 thereafter; and, following the completion of a qualified capital raise, a maximum senior secured leverage ratio of 2.75 to 1.00. As of September 30, 2016, we maintained a 6.5 to 1.0 interest coverage ratio, a 2.0 to 1.0 total leverage ratio and a 2.0 to 1.0 senior secured leverage ratio. As of September 30, 2016, we were in compliance with all financial covenants under the Credit Agreement.

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

Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries until Archrock’s subsidiary has received an aggregate amount of such payments up to the lesser of (i) $125.8 million, plus the aggregate amount of all reimbursable expenses incurred by Archrock and its subsidiaries in connection with recovering any PDVSA Gas default installment payments following the completion of the Spin-off or (ii) $150.0 million. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. Pursuant to the separation and distribution agreement, we transferred cash of $49.2 million to Archrock during the nine months ended September 30, 2016. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. As of September 30, 2016, the remaining principal amount due to us from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets was approximately $37 million.

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

Of our $32.1 million unrestricted cash balance at September 30, 2016, $25.2 million was held by our non-U.S. subsidiaries. We have not provided for U.S. federal income taxes on indefinitely (or permanently) reinvested cumulative earnings generated by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to both foreign withholding taxes and U.S. federal income taxes net of allowable foreign tax credits. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S. and the available borrowing capacity under our revolving credit facility, as well as the repayment of intercompany liabilities from our non-U.S. subsidiaries, will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

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

The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		As Restated		As Restated
Net income (loss)	$(12,660)	$8,677	$(201,163)	$30,731
(Income) loss from discontinued operations, net of tax	(19,652)	(18,275)	33,439	(36,414)
Depreciation and amortization	28,183	36,083	106,533	110,151
Long-lived asset impairment	5,358	3,775	6,009	14,264
Restatement charges	12,298	—	20,149	—
Restructuring and other charges	2,239	7,150	25,442	17,697
Investment in non-consolidated affiliates impairment	—	33	—	33
Proceeds from sale of joint venture assets	—	(5,117)	(10,403)	(15,185)
Interest expense	8,254	581	25,596	1,407
(Gain) loss on currency exchange rate remeasurement of intercompany balances	(2,335)	27,551	(9,335)	35,550
Provision for (benefit from) income taxes	16,343	(4,137)	120,687	24,555
EBITDA, as adjusted	$38,028	$56,321	$116,954	$182,789

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks primarily associated with changes in foreign currency exchange rates. We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded foreign currency gains of $8.0 million and foreign currency losses of $39.3 million in our statements of operations during the nine months ended September 30, 2016 and 2015, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Our material exchange rate exposure relates to intercompany loans to a subsidiary whose functional currency is the Brazilian Real, which loans carried balances of $40.8 million U.S. dollars as of September 30, 2016. Our foreign currency gains and losses included translation gains of $9.9 million and translation losses of $35.6 million during the nine months ended September 30, 2016 and 2015, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. Of the foreign currency losses recognized during the nine months ended September 30, 2015, $35.3 million was attributable to our Brazil subsidiary’s U.S. dollar denominated intercompany obligations and were the result of a currency devaluation in Brazil and increases in our Brazil subsidiary’s intercompany payables during the prior year period. Additionally, during the nine months ended September 30, 2016, we recognized a loss of $0.6 million on forward currency exchange contracts that offset exchange rate exposure related to intercompany loans to a subsidiary whose functional currency is the Brazilian Real. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

As of September 30, 2016, we had $375.0 million of outstanding borrowings that are subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at September 30, 2016 would result in an annual increase in our interest expense of approximately $3.8 million.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. As described below, management previously identified and reported material weaknesses in internal control over financial reporting in our December 31, 2015 Annual Report on Form 10-K/A. As a result of those material weaknesses, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2016. Notwithstanding the existence of the material weaknesses described below, we believe that the consolidated and combined financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table summarizes our repurchases of equity securities during the three months ended September 30, 2016:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
July 1, 2016 - July 31, 2016	233	$12.72	N/A	N/A
August 1, 2016 - August 31, 2016	209	12.83	N/A	N/A
September 1, 2016 - September 30, 2016	775	14.88	N/A	N/A
Total	1,217	$14.11	N/A	N/A
____________________

(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Annual Meeting of Stockholders and Deadline for Stockholder Proposals

We currently intend to hold our next annual meeting of stockholders on or about Thursday, April 27, 2017. We will provide additional details concerning the exact date, time and location of the 2017 annual meeting in our proxy materials relating to the meeting.

In April 2016, we postponed our 2016 annual meeting of stockholders as a result of our internal investigation into the accounting errors described in the Note 2 to the Financial Statements. Because this meeting was not rescheduled and held during the pendency of our internal investigation, we are informing stockholders of a change in the timing for the receipt of stockholders proposals and director nominations for the 2017 annual meeting from the deadlines previously disclosed in our proxy materials for the 2016 annual meeting.

We have set a deadline of February 13, 2017 for the receipt of proposals submitted in accordance with Rule 14a-8 under the Exchange Act for inclusion in our proxy materials for the 2017 annual meeting, which we believe is a reasonable time before we expect to begin to print and mail proxy materials for the 2017 annual meeting. Any stockholder proposals submitted in accordance with Rule 14a-8 under the Exchange Act for inclusion in our proxy materials for the 2017 annual meeting must be received at our principal executive offices at 4444 Brittmoore Road, Houston, Texas 77041, Attention: Corporate Secretary on or before the close of business on February 13, 2017, and must comply with all other applicable requirements set forth in Rule 14a-8 under the Exchange Act.

Our bylaws also establish an advance-notice procedure for stockholder proposals or director nominations to be brought before an annual meeting but not included in our proxy materials. Under these bylaws, we must receive written notice at our principal executive offices at 4444 Brittmoore Road, Houston, Texas 77041, Attention: Corporate Secretary of any stockholder proposal (other than a proposal submitted pursuant to Rule 14a-8 under the Exchange Act) or director nomination to be brought before the 2017 annual meeting no later than the close of business on January 14, 2017 for the proposal or nomination to be considered timely, and must also comply with the additional requirements for stockholder proposals and director nominations set forth in our bylaws. Stockholders are advised to review our bylaws, a copy of which may be obtained by making a written request to our Corporate Secretary.

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
10.1
Third Amendment, Consent and Waiver, dated August 24, 2016, to Amended and Restated Credit Agreement by and among Exterran Energy Solutions, L.P., Exterran Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 29, 2016

10.2
Fourth Amendment, Consent and Waiver, dated November 22, 2016, to Amended and Restated Credit Agreement by and among Exterran Energy Solutions, L.P., Exterran Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2016

10.3†*	First Amendment, Exterran Corporation Deferred Compensation Plan
10.4†*	2016 Form of Severance Benefit Agreement
10.5†*	2016 Form of Change of Control Agreement
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T
________________________________

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.

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
10.1
Third Amendment, Consent and Waiver, dated August 24, 2016, to Amended and Restated Credit Agreement by and among Exterran Energy Solutions, L.P., Exterran Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 29, 2016

10.2
Fourth Amendment, Consent and Waiver, dated November 22, 2016, to Amended and Restated Credit Agreement by and among Exterran Energy Solutions, L.P., Exterran Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2016

10.3†*	First Amendment, Exterran Corporation Deferred Compensation Plan
10.4†*	2016 Form of Severance Benefit Agreement
10.5†*	2016 Form of Change of Control Agreement
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T
________________________________

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.