Form 10-Q
period 2017-03-31
Exterran Corp
filed 2017-05-04
CIK 1635881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of the common stock of the registrant outstanding as of April 27, 2017: 35,798,622 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$18,014	$35,678
Restricted cash	671	671
Accounts receivable, net of allowance of $5,768 and $5,383, respectively	267,463	230,607
Inventory (Note 3)	163,025	157,516
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 4)	35,306	31,956
Other current assets	53,197	55,516
Current assets associated with discontinued operations (Note 2)	8	14
Total current assets	537,684	511,958
Property, plant and equipment, net (Note 5)	797,751	797,809
Deferred income taxes	5,829	6,015
Intangible and other assets, net	56,030	58,996
Total assets	$1,397,294	$1,374,778

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$111,680	$95,959
Accrued liabilities	134,102	162,792
Deferred revenue	26,266	32,154
Billings on uncompleted contracts in excess of costs and estimated earnings (Note 4)	97,425	42,116
Current liabilities associated with discontinued operations (Note 2)	272	1,113
Total current liabilities	369,745	334,134
Long-term debt (Note 7)	317,114	348,970
Deferred income taxes	15,318	11,700
Long-term deferred revenue	108,860	98,964
Other long-term liabilities	24,277	24,237
Long-term liabilities associated with discontinued operations (Note 2)	2	2
Total liabilities	835,316	818,007
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 36,151,685 and 35,641,113 shares issued, respectively	362	356
Additional paid-in capital	754,703	768,304
Accumulated deficit	(237,069)	(257,252)
Treasury stock — 355,967 and 202,430 common shares, at cost, respectively	(5,169)	(2,145)
Accumulated other comprehensive income	49,151	47,508
Total stockholders’ equity	561,978	556,771
Total liabilities and stockholders’ equity	$1,397,294	$1,374,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Contract operations	$92,045	$104,759
Aftermarket services	22,524	30,241
Oil and gas product sales	130,856	141,667
Belleli EPC product sales	35,274	29,963
	280,699	306,630
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	30,798	38,498
Aftermarket services	16,612	22,300
Oil and gas product sales	119,537	130,305
Belleli EPC product sales	17,999	31,587
Selling, general and administrative	45,397	45,738
Depreciation and amortization	25,880	50,933
Long-lived asset impairment (Note 9)	—	651
Restatement charges (Note 10)	2,172	—
Restructuring and other charges (Note 11)	1,868	12,567
Interest expense	7,087	8,463
Equity in income of non-consolidated affiliates (Note 6)	—	(5,174)
Other (income) expense, net	(2,333)	(4,417)
	265,017	331,451
Income (loss) before income taxes	15,682	(24,821)
Provision for income taxes	14,999	4,009
Income (loss) from continuing operations	683	(28,830)
Income (loss) from discontinued operations, net of tax (Note 2)	19,638	(64,127)
Net income (loss)	$20,321	$(92,957)

Basic net income (loss) per common share (Note 13):
Income (loss) from continuing operations per common share	$0.02	$(0.84)
Income (loss) from discontinued operations per common share	0.55	(1.86)
Net income (loss) per common share	$0.57	$(2.70)

Diluted net income (loss) per common share (Note 13):
Income (loss) from continuing operations per common share	$0.02	$(0.84)
Income (loss) from discontinued operations per common share	0.54	(1.86)
Net income (loss) per common share	$0.56	$(2.70)

Weighted average common shares outstanding used in net income (loss) per common share (Note 13):
Basic	34,850	34,459
Diluted	34,946	34,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$20,321	$(92,957)
Other comprehensive income:
Foreign currency translation adjustment	1,643	2,313
Comprehensive income (loss)	$21,964	$(90,644)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2016	$352	$805,755	$(29,315)	$(54)	$29,198	$805,936
Net loss			(92,957)			(92,957)
Options exercised		694				694
Foreign currency translation adjustment					2,313	2,313
Cash transfer to Archrock, Inc. (Note 14)		(5,153)				(5,153)
Treasury stock purchased				(1,414)		(1,414)
Stock-based compensation, net of forfeitures	4	4,389				4,393
Income tax benefit from stock-based compensation expenses		(642)				(642)
Balance, March 31, 2016	$356	$805,043	$(122,272)	$(1,468)	$31,511	$713,170

Balance, January 1, 2017	$356	$768,304	$(257,252)	$(2,145)	$47,508	$556,771
Cumulative-effect adjustment from adoption of ASU 2016-09		138	(138)			—
Net income			20,321			20,321
Options exercised	1	683				684
Foreign currency translation adjustment					1,643	1,643
Cash transfer to Archrock, Inc. (Note 14)		(19,720)				(19,720)
Treasury stock purchased				(3,024)		(3,024)
Stock-based compensation, net of forfeitures	5	5,298				5,303
Balance, March 31, 2017	$362	$754,703	$(237,069)	$(5,169)	$49,151	$561,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$20,321	$(92,957)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	25,880	50,933
Long-lived asset impairment	—	651
Amortization of deferred financing costs	1,131	1,080
(Income) loss from discontinued operations, net of tax	(19,638)	64,127
Provision for doubtful accounts	486	763
Gain on sale of property, plant and equipment	(558)	(101)
Equity in income of non-consolidated affiliates	—	(5,174)
Gain on remeasurement of intercompany balances	(1,462)	(4,610)
Loss on sale of business	111	—
Stock-based compensation expense	5,303	4,393
Deferred income tax provision (benefit)	3,064	(8,927)
Changes in assets and liabilities:
Accounts receivable and notes	(38,986)	80,402
Inventory	(6,281)	13,789
Costs and estimated earnings versus billings on uncompleted contracts	51,947	12,829
Other current assets	2,508	4,274
Accounts payable and other liabilities	(10,966)	(6,853)
Deferred revenue	633	6,190
Other	(349)	(103)
Net cash provided by continuing operations	33,144	120,706
Net cash provided by discontinued operations	2,274	2,187
Net cash provided by operating activities	35,418	122,893

Cash flows from investing activities:
Capital expenditures	(20,590)	(14,451)
Proceeds from sale of property, plant and equipment	2,584	85
Proceeds from sale of business	894	—
Return of investments in non-consolidated affiliates	—	5,174
Net cash used in continuing operations	(17,112)	(9,192)
Net cash provided by (used in) discontinued operations	18,600	(1,827)
Net cash provided by (used in) investing activities	1,488	(11,019)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	60,500	157,500
Repayments of long-term debt	(93,065)	(252,563)
Cash transfer to Archrock, Inc. (Note 14)	(19,720)	(5,153)
Proceeds from stock options exercised	684	694
Purchases of treasury stock	(3,024)	(1,414)
Net cash used in financing activities	(54,625)	(100,936)

Effect of exchange rate changes on cash and cash equivalents	55	(985)
Net increase (decrease) in cash and cash equivalents	(17,664)	9,953
Cash and cash equivalents at beginning of period	35,678	29,032
Cash and cash equivalents at end of period	$18,014	$38,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

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

On November 3, 2015, Archrock, Inc. (named Exterran Holdings, Inc. prior to November 3, 2015) (“Archrock”) completed the spin-off (the ‘‘Spin-off”) of its international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company named Exterran Corporation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Exterran Corporation included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2016. That report contains a comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

We refer to the condensed consolidated financial statements collectively as “financial statements,” and individually as “balance sheets,” “statements of operations,” “statements of comprehensive income (loss),” “statements of stockholders’ equity” and “statements of cash flows” herein.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. On January 1, 2017, we adopted this update on a prospective basis. The adoption of this update did not have a material impact on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The update covers such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. On January 1, 2017, we adopted this update. Upon adoption, we elected to account for forfeitures as they occur rather than applying an estimated forfeiture rate, which resulted in a cumulative-effect adjustment to accumulated deficit and additional paid-in capital of $0.1 million under the modified retrospective transition method.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations. The update also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. Accounting by lessors will remain largely unchanged. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Adoption will require a modified retrospective approach beginning with the earliest period presented. We are currently evaluating the potential impact of the update on our financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. This update will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating the potential impact of the update on our financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period, using a retrospective transition method to each period presented. This update will result in the inclusion of our restricted cash balances with cash and cash equivalents to reflect total cash on our statements of cash flows. We do not expect the adoption of this update to be material to our financial statements.

2. Discontinued Operations

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received an installment payment, including an annual charge, totaling $19.7 million during the three months ended March 31, 2017. As of March 31, 2017, the remaining principal amount due to us was approximately $17 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In connection with the sale of these assets, we have agreed to suspend the arbitration proceeding previously filed by our Spanish subsidiary against Venezuela pending payment in full by PDVSA Gas of the purchase price for these nationalized assets.

In accordance with the separation and distribution agreement, a subsidiary of Archrock has the right to receive payments from Exterran Energy Solutions, L.P. (“EESLP”) based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our previously nationalized assets promptly after such amounts are collected by our subsidiaries. Pursuant to the separation and distribution agreement, we transferred cash of $19.7 million to Archrock during the three months ended March 31, 2017. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. See Note 14 for further discussion related to our contingent liability to Archrock.

In the first quarter of 2016, we began executing a plan to exit certain Belleli businesses to focus on our core oil and gas businesses. Specifically, we began marketing for sale the Belleli CPE business comprised of engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities (referred to as “Belleli CPE” or the “Belleli CPE business” herein). In addition, we began executing our exit of the Belleli EPC business that has historically been comprised of engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants in the Middle East (referred to as “Belleli EPC” or the “Belleli EPC business” herein). Belleli CPE met the held for sale criteria and is reflected as discontinued operations in our financial statements for all periods presented. In August, 2016, we completed the sale of our Belleli CPE business to Tosto S.r.l. for cash proceeds of $5.5 million. Belleli CPE was previously included in our former product sales segment. In conjunction with the planned disposition of Belleli CPE, we recorded impairments of long-lived assets and current assets that totaled $61.6 million during the three months ended March 31, 2016. The impairment charges are reflected in income (loss) from discontinued operations, net of tax. In accordance with GAAP, Belleli EPC will be reflected as discontinued operations upon the substantial cessation of the remaining non-oil and gas business. During the first quarter of 2016, we ceased the booking of new orders for our Belleli EPC business. Our plan to exit our Belleli EPC business resulted in a reduction in the remaining useful lives of the assets that are currently used in the Belleli EPC business and a long-lived asset impairment charge of $0.7 million impacting results from continuing operations during the three months ended March 31, 2016. Belleli EPC is represented by our Belleli EPC product sales segment.

The following table summarizes the operating results of discontinued operations (in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	Venezuela	Venezuela	Belleli CPE	Total
Revenue	$—	$—	$11,929	$11,929
Cost of sales (excluding depreciation and amortization expense)	—	—	11,674	11,674
Selling, general and administrative	33	38	1,893	1,931
Depreciation and amortization	—	—	861	861
Long-lived asset impairment	—	—	61,636	61,636
Recovery attributable to expropriation	(16,514)	(6)	—	(6)
Interest expense	—	—	8	8
Other (income) expense, net	(3,157)	(268)	220	(48)
Income (loss) from discontinued operations, net of tax	$19,638	$236	$(64,363)	$(64,127)

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	March 31, 2017			December 31, 2016
	Venezuela	Belleli CPE	Total	Venezuela	Belleli CPE	Total
Cash	$5	$—	$5	$11	$—	$11
Other current assets	3	—	3	3	—	3
Total assets associated with discontinued operations	$8	$—	$8	$14	$—	$14

Accrued liabilities	$65	$207	$272	$906	$207	$1,113
Total current liabilities associated with discontinued operations	65	207	272	906	207	1,113
Other long-term liabilities	2	—	2	2	—	2
Total liabilities associated with discontinued operations	$67	$207	$274	$908	$207	$1,115

3. Inventory

Inventory consisted of the following amounts (in thousands):

	March 31, 2017	December 31, 2016
Parts and supplies	$105,640	$104,897
Work in progress	40,597	32,167
Finished goods	16,788	20,452
Inventory	$163,025	$157,516

4. Product Sales Contracts

Costs, estimated earnings (losses) and billings on uncompleted contracts that are recognized using the percentage-of-completion method consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$641,904	$558,274
Estimated earnings (losses) on uncompleted contracts (1)	3,746	(10,370)
	645,650	547,904
Less — billings to date on uncompleted contracts	(707,769)	(558,064)
	$(62,119)	$(10,160)

(1)
Estimated earnings (losses) on uncompleted contracts includes $53.2 million and $56.4 million of cumulative losses realized on uncompleted Belleli EPC product sales contracts as of March 31, 2017 and December 31, 2016, respectively. Estimated earnings (losses) on uncompleted contracts as of March 31, 2017 and December 31, 2016 excludes estimated accrued loss contract provisions on uncompleted Belleli EPC product sales contracts recognized but not realized of $14.5 million and $28.6 million, respectively. Accrued loss contract provisions are included in accrued liabilities in our balance sheets.

Costs, estimated earnings and billings on uncompleted contracts are presented in the accompanying financial statements as follows (in thousands):

	March 31, 2017	December 31, 2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$35,306	$31,956
Billings on uncompleted contracts in excess of costs and estimated earnings	(97,425)	(42,116)
	$(62,119)	$(10,160)

5. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Compression equipment, facilities and other fleet assets	$1,489,281	$1,480,568
Land and buildings	105,411	110,378
Transportation and shop equipment	139,241	140,128
Other	96,109	95,817
	1,830,042	1,826,891
Accumulated depreciation	(1,032,291)	(1,029,082)
Property, plant and equipment, net	$797,751	$797,809

6. Investments in Non-Consolidated Affiliates

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

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received an installment payment, including an annual charge, of $5.2 million during the three months ended March 31, 2016. As of March 31, 2017, the remaining principal amount due to us was approximately $4 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as equity in income of non-consolidated affiliates in our statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

In accordance with the separation and distribution agreement, a subsidiary of Archrock has the right to receive payments from EESLP based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries. Pursuant to the separation and distribution agreement, we transferred cash of $5.2 million to Archrock during the three months ended March 31, 2016. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. See Note 14 for further discussion related to our contingent liability to Archrock.

7. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Revolving credit facility due November 2020	$85,500	$118,000
Term loan facility due November 2017	232,750	232,750
Other, interest at various rates, collateralized by equipment and other assets	518	583
Unamortized deferred financing costs	(1,654)	(2,363)
Long-term debt	$317,114	$348,970

Revolving Credit Facility and Term Loan

We and our wholly owned subsidiary, EESLP, have a fourth amended and restated credit agreement (the “Credit Agreement”) consisting of a $680.0 million revolving credit facility expiring in November 2020 and a $232.8 million term loan facility expiring in November 2017 (collectively, the “Credit Facility”). The principal amount of $232.8 million due in November 2017 under the term loan facility is classified as long-term in our balance sheet at March 31, 2017 because in April 2017 we were able to refinance the current principal amount due with proceeds from the 2017 Notes (as defined below) issuance.

As of March 31, 2017, we had $85.5 million in outstanding borrowings and $57.5 million in outstanding letters of credit under our revolving credit facility. At March 31, 2017, taking into account guarantees through letters of credit, we had undrawn capacity of $537.0 million under our revolving credit facility. Our Credit Agreement limits our Total Debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) ratio on the last day of the fiscal quarter to not greater than 3.75 to 1.0 (which will increase in the second quarter of 2017 to 4.50 to 1.0 as a result of the completion of a qualified capital raise discussed below). As a result of this limitation, $314.5 million of the $537.0 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of March 31, 2017.

8.125% Senior Notes Due May 2025 (subsequent event)

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued $375.0 million aggregate principal amount of 8.125% senior unsecured notes due 2025 (the “2017 Notes”). The 2017 Notes are guaranteed by us on a senior unsecured basis. The net proceeds of approximately $367 million from the 2017 Notes issuance were used to repay all of the borrowings outstanding under the term loan facility and revolving credit facility, and to pay a subsidiary of Archrock $25.0 million in satisfaction of EESLP’s obligation to pay that sum following the occurrence of a qualified capital raise in accordance with the separation and distribution agreement, with the balance used for general corporate purposes. The transfer of cash to a subsidiary of Archrock will be recognized as a reduction to stockholders’ equity in the second quarter of 2017. The 2017 Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, may not be offered or sold in the U.S. except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. We offered and issued the 2017 Notes only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S. Pursuant to a registration rights agreement, we are required to register the 2017 Notes no later than 400 days after April 4, 2017.

Prior to May 1, 2020, we may redeem all or a part of the 2017 Notes at a redemption price equal to the sum of (i) the principal amount thereof, and (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the 2017 Notes prior to May 1, 2020 with the net proceeds of one or more equity offerings at a redemption price of 108.125% of the principal amount of the 2017 Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the 2017 Notes issued under the indenture remains outstanding after such redemption and the redemption occurs within 180 days of the date of the closing of such equity offering. On or after May 1, 2020, we may redeem all or a part of the 2017 Notes at redemption prices (expressed as percentages of principal amount) equal to 106.094% for the twelve-month period beginning on May 1, 2020, 104.063% for the twelve-month period beginning on May 1, 2021, 102.031% for the twelve-month period beginning on May 1, 2022 and 100.000% for the twelve-month period beginning on May 1, 2023 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date of the 2017 Notes.

8. Fair Value Measurements

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

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2017 and 2016, with pricing levels as of the date of valuation (in thousands):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired assets—Discontinued operations (1)	$—	$—	$—	$—	$—	$15,657

(1)
Our estimate of the fair value of the impaired assets of Belleli CPE, which were classified as discontinued operations, during the three months ended March 31, 2016 was based on the proceeds received from the sale of Belleli CPE, net of selling costs.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables and debt. At March 31, 2017 and December 31, 2016, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our balance sheets. Due to the variable rate nature of our long-term debt, the carrying values approximate their fair values as the rates on our long-term debt are comparable to current market rates at which debt with similar terms could be obtained.

9. Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

As discussed in Note 2, in the first quarter of 2016, we began executing a plan to exit our Belleli EPC business to focus on our core oil and gas businesses. Because we ceased the booking of new orders for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants, customer relationship intangible assets related to our Belleli EPC business were assessed to have no future benefit to us. As a result, we recorded a long-lived asset impairment charge of $0.7 million during the three months ended March 31, 2016. In addition, the property, plant and equipment of our Belleli EPC business was reviewed for recoverability. As a result, the remaining useful lives of Belleli EPC non-oil and gas property, plant and equipment were reduced to reflect their estimated cessation date.

10. Restatement Charges

During the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. During the three months ended March 31, 2017, we incurred $2.2 million of external costs associated with the current SEC investigation and remediation activities related to the restatement. We expect that we will incur additional cash expenditures in subsequent periods related to external legal counsel costs associated with the current SEC investigation surrounding the restatement of our financial statements, some portion of which might be recoverable from Archrock.

The following table summarizes the changes to our accrued liability balance related to restatement charges for the three months ended March 31, 2017 (in thousands):

Restatement Charges
Beginning balance at January 1, 2017	$2,212
Additions for costs expensed	2,172
Reductions for payments	(2,299)
Ending balance at March 31, 2017	$2,085

The following table summarizes the components of charges included in restatement charges in our statements of operations for the three months ended March 31, 2017 (in thousands):

Three Months Ended March 31, 2017
External accounting costs	$646
External legal costs	1,243
Other	283
Total restatement charges	$2,172

11. Restructuring and Other Charges

We incurred restructuring and other charges associated with the Spin-off of $0.3 million and $1.6 million during the three months ended March 31, 2017 and 2016, respectively. Costs incurred during the three months ended March 31, 2017 and 2016 were primarily related to retention awards to certain employees, which are being amortized over the required service period of each applicable employee. The charges incurred in conjunction with the Spin-off are included in restructuring and other charges in our statements of operations. We currently estimate that we will incur additional one-time expenditures of approximately $0.5 million related to retention awards to certain employees in the form of cash and stock-based compensation through November 2017.

As a result of unfavorable market conditions in North America, combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices, in the second quarter of 2015, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities. We incurred restructuring and other charges associated with the cost reduction plan of $1.5 million and $11.0 million during the three months ended March 31, 2017 and 2016, respectively. Costs incurred for employee termination benefits during the three months ended March 31, 2017 were $1.1 million. Costs incurred for employee termination benefits during the three months ended March 31, 2016 were $10.7 million, of which $3.5 million related to our oil and gas product sales business and $4.6 million related to our Belleli EPC product sales segment. These charges are reflected as restructuring and other charges in our statements of operations. Accrued liabilities related to the cost reduction plan, which are expected to be settled within the next twelve months with cash payments, are based on estimates that may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the three months ended March 31, 2016 and 2017 (in thousands):

	Spin-off	Cost Reduction Plan	Total
Beginning balance at January 1, 2016	$1,083	$565	$1,648
Additions for costs expensed	1,602	10,965	12,567
Less non-cash expense	(604)	(437)	(1,041)
Reductions for payments	(879)	(3,161)	(4,040)
Ending balance at March 31, 2016	$1,202	$7,932	$9,134

Beginning balance at January 1, 2017	$934	$7,885	$8,819
Additions for costs expensed	345	1,523	1,868
Less non-cash income (expense)	(145)	771	626
Reductions for payments	—	(1,048)	(1,048)
Ending balance at March 31, 2017	$1,134	$9,131	$10,265

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Retention awards to certain employees	$345	$1,325
Employee termination benefits	1,093	10,721
Other	430	521
Total restructuring and other charges	$1,868	$12,567

12. Stock-Based Compensation

Stock Options

Stock options are granted at fair market value at the grant date, are exercisable according to the vesting schedule established and generally expire no later than ten years after the grant date. Stock options generally vest one-third per year on each of the first three anniversaries of the grant date. There were no stock options granted during the three months ended March 31, 2017.

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

The table below presents the changes in restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units for our common stock during the three months ended March 31, 2017. Non-vested awards relate to employees, directors and consultants of us and Archrock. Awards granted subsequent to November 3, 2015 only relate to our employees, directors and consultants.

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2017	1,292	$17.68
Granted	624	29.93
Vested	(522)	20.24
Cancelled	(103)	16.75
Non-vested awards, March 31, 2017 (1)	1,291	22.64
________________________________

(1)	Non-vested awards as of March 31, 2017 are comprised of 5,000 cash settled restricted stock units and 1,286,000 restricted shares, restricted stock units and performance units.

As of March 31, 2017, we estimate $26.5 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units issued to our employees, in the form of either our common stock or Archrock’s common stock, to be recognized over the weighted-average vesting period of 2.4 years.

13. Net Income (Loss) Per Common Share

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

The following table presents a reconciliation of basic and diluted net income (loss) per common share for the three months ended March 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator for basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$683	$(28,830)
Income (loss) from discontinued operations, net of tax	19,638	(64,127)
Less: Net income attributable to participating securities	(604)	—
Net income (loss) — used in basic and diluted net income (loss) per common share	$19,717	$(92,957)

Weighted average common shares outstanding including participating securities	35,918	35,404
Less: Weighted average participating securities outstanding	(1,068)	(945)
Weighted average common shares outstanding — used in basic net income (loss) per common share	34,850	34,459
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	96	*
Weighted average common shares outstanding — used in diluted net income (loss) per common share	34,946	34,459

Net income (loss) per common share:
Basic	$0.57	$(2.70)
Diluted	$0.56	$(2.70)

*	Excluded from diluted net income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income (loss) per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	50	243
On exercise of options and vesting of restricted stock units	—	58
Net dilutive potential common shares issuable	50	301

14. Commitments and Contingencies

Guarantees

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of March 31, 2017
Performance guarantees through letters of credit (1)	2017 - 2021	$99,244
Standby letters of credit	2017	720
Bid bonds and performance bonds (1)	2017 - 2023	43,161
Maximum potential undiscounted payments		$143,125
________________________________

(1)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.

Contingencies

See Note 2 and Note 6 for a discussion of our gain contingencies related to assets that were expropriated in Venezuela.

Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries until Archrock’s subsidiary has received an aggregate amount of such payments up to the lesser of (i) $125.8 million, plus the aggregate amount of all reimbursable expenses incurred by Archrock and its subsidiaries in connection with recovering any PDVSA Gas default installment payments following the completion of the Spin-off or (ii) $150.0 million. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. Pursuant to the separation and distribution agreement, we transferred cash of $19.7 million and $5.2 million to Archrock during the three months ended March 31, 2017 and 2016, respectively. The transfers of cash were recognized as reductions to additional paid-in capital in our financial statements. As of March 31, 2017, the remaining principal amount due to us from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets was approximately $21 million. In subsequent periods, the recognition of a liability, if applicable, resulting from this contingency to Archrock is expected to impact equity, and as such, is not expected to have an impact on our statements of operations.

Pursuant to the separation and distribution agreement, EESLP (in the case of debt offerings) or Exterran Corporation (in the case of equity issuances) will use its commercially reasonable efforts to complete one or more unsecured debt offerings or equity issuances resulting in aggregate gross cash proceeds of at least $250.0 million on the terms described in the Credit Agreement (such transaction, a “qualified capital raise”) on or before the maturity date of our term loan facility. In connection with the Spin-off, EESLP contributed to a subsidiary of Archrock the right to receive, promptly following the occurrence of a qualified capital raise, a $25.0 million cash payment. Our balance sheets do not reflect this contingent liability to Archrock. In conjunction with the issuance of the 2017 Notes in April 2017, as discussed in Note 7, we transferred cash of $25.0 million to a subsidiary of Archrock in satisfaction of EESLP’s obligation to pay that sum following the occurrence of a qualified capital raise in accordance with the separation and distribution agreement. The transfer of cash to a subsidiary of Archrock will be recognized as a reduction to stockholders’ equity in the second quarter of 2017.

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of both March 31, 2017 and December 31, 2016, we had accrued $3.1 million for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

Contracts Containing Liquidated Damages Provisions

Some of our product sales contracts have schedule dates and performance obligations that if not met could subject us to penalties for liquidated damages. These generally relate to specified activities that must be completed by a set contractual date or by achievement of a specified level of output or throughput. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating or settling claims and closing out the contract. As of March 31, 2017, estimated penalties for liquidated damages of $9.4 million have been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. We believe that we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being incurred by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher liquidated damages amounts. Additionally, we have asserted claims, or intend to assert claims, against certain customers that, if settled, could result in a release of such claims in exchange for release of certain liquidated damages currently recorded in our financial statements. We recognize claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. These requirements are satisfied when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in our performance, claim-related costs are identifiable and considered reasonable in view of the work performed, evidence supporting the claim is objective and verifiable and collection is probable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims.

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

15. Reportable Segments

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

The following table presents revenues and other financial information by reportable segment during the three months ended March 31, 2017 and 2016 (in thousands):

Three Months Ended	Contract Operations	Aftermarket Services	Oil and Gas Product Sales	Belleli EPC Product Sales	Reportable Segments Total (1)
March 31, 2017:
Revenue	$92,045	$22,524	$130,856	$35,274	$280,699
Gross margin (2)	61,247	5,912	11,319	17,275	95,753
March 31, 2016 (3):
Revenue	$104,759	$30,241	$141,667	$29,963	$306,630
Gross margin (2)	66,261	7,941	11,362	(1,624)	83,940
________________________________

(1)
Total gross margin, a non-GAAP financial measure, is reconciled, in total, to income (loss) before income taxes, its most directly comparable measure calculated and presented in accordance with GAAP, below.

(2)	Gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense).

(3)
In the third quarter of 2016, we changed our reporting segments to split our previously disclosed product sales segment into the following two new reportable segments: “oil and gas product sales” and “Belleli EPC product sales.” In the table above, reclassifications have been made for three months ended March 31, 2016 to conform to this presentation.

We evaluate the performance of each of our segments based on gross margin. Total gross margin is included as a supplemental disclosure because it is a primary measure used by our management to evaluate the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. We believe total gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our selling, general and administrative activities, the impact of our financing methods and income taxes. Depreciation and amortization expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. As an indicator of our operating performance, total gross margin should not be considered an alternative to, or more meaningful than, income (loss) before income taxes as determined in accordance with GAAP. Our total gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

The following table reconciles income (loss) before income taxes to total gross margin (in thousands):

	Three Months Ended March 31,
	2017	2016
Income (loss) before income taxes	$15,682	$(24,821)
Selling, general and administrative	45,397	45,738
Depreciation and amortization	25,880	50,933
Long-lived asset impairment	—	651
Restatement charges	2,172	—
Restructuring and other charges	1,868	12,567
Interest expense	7,087	8,463
Equity in income of non-consolidated affiliates	—	(5,174)
Other (income) expense, net	(2,333)	(4,417)
Total gross margin	$95,753	$83,940

16. Subsequent Events

As discussed in Note 7, in April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued $375.0 million aggregate principal amount of 8.125% senior unsecured notes due 2025 (the “2017 Notes”). The net proceeds of approximately $367 million from the 2017 Notes issuance were used to repay all of the borrowings outstanding under the term loan facility and revolving credit facility, and to pay a subsidiary of Archrock $25.0 million in satisfaction of EESLP’s obligation to pay that sum following the occurrence of a qualified capital raise in accordance with the separation and distribution agreement, with the balance used for general corporate purposes. The transfer of cash to a subsidiary of Archrock will be recognized as a reduction to stockholders’ equity in the second quarter of 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2016, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

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

•	changes in currency exchange rates, including the risk of currency devaluations by foreign governments, and restrictions on currency repatriation;

•	risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	the impact of exiting our Belleli EPC product sales business;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment and workforce factors, including our ability to hire, train and retain key employees;

•	our ability to implement our business and financial objectives, including:

•	winning profitable new business;

•	timely and cost-effective execution of projects;

•	enhancing our asset utilization, particularly with respect to our fleet of compressors;

•	integrating acquired businesses;

•	generating sufficient cash; and

•	accessing the financial markets at an acceptable cost;

•	our ability to accurately estimate our costs and time required under our fixed price contracts;

•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures;

•	our ability to successfully remediate each of the material weaknesses in our internal control environment as disclosed in this report within the time periods and in the manner currently anticipated;

•	the effectiveness of our internal control environment, including the identification of additional control deficiencies;

•	the results of governmental actions relating to current investigations;

•	the results of shareholder actions, if any, relating to the restatement of our financial statements;

•	the agreements related to the spin-off (see “Spin-off” below) and the anticipated effects of restructuring our business; and

•	our level of indebtedness and ability to fund our business.

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

General

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a market leader in the provision of compression, production and processing products and services that support the production and transportation of oil and natural gas throughout the world. We provide these products and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. We operate in four primary business lines: contract operations, aftermarket services, oil and gas product sales and Belleli EPC product sales. In our contract operations business line, we have operations outside of the United States of America (‘‘U.S.’’) where we own and operate natural gas compression equipment and crude oil and natural gas production and processing equipment on behalf of our customers. In our aftermarket services business line, we have operations outside of the U.S. where we provide operations, maintenance, overhaul and reconfiguration services to customers who own their own compression, production, processing, treating and related equipment. In our oil and gas product sales business line, we manufacture natural gas compression packages and oil and natural gas production and processing equipment for sale to our customers throughout the world and for use in our contract operations business line. In our Belleli EPC product sales business line that we are exiting, we have historically provided engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants. As of March 31, 2017, we expect to have substantially exited this business by the end of 2017. We also offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as integrated projects.

On November 3, 2015, Archrock, Inc. (named Exterran Holdings, Inc. prior to November 3, 2015) (“Archrock”) completed the spin-off (the ‘‘Spin-off”) of its international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company named Exterran Corporation.

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

We refer to the condensed consolidated financial statements collectively as “financial statements,” and individually as “balance sheets,” “statements of operations,” “statements of comprehensive income (loss),” “statements of stockholders’ equity” and “statements of cash flows” herein.

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

Global oil and U.S. natural gas prices declined significantly from the third quarter of 2014 through the middle of 2016, which led to declines in U.S. and worldwide capital spending for drilling activity. Given recent improvements to the market environment, we anticipate industry spending to increase in the U.S. with flat to slight declines in international spending in 2017.

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

Low commodity prices in 2015 and the first half of 2016 led to reduced energy related capital spending by our customers in North America. The Henry Hub spot price for natural gas was $3.13 per MMBtu at March 31, 2017, which was 16% lower than prices at December 31, 2016 but 58% higher than prices at March 31, 2016, and the U.S. natural gas liquid composite price was $6.77 per MMBtu for the month of January 2017, which was 2% and 51% higher than prices for the months of December 2016 and March 2016, respectively. In addition, the West Texas Intermediate crude oil spot price as of March 31, 2017 was 6% lower than prices at December 31, 2016 but 37% higher than prices at March 31, 2016. During periods of lower oil or natural gas prices, our customers typically decrease their capital expenditures, which generally results in lower activity levels. Third party booking activity levels for our manufactured oil and gas products in North America during the three months ended March 31, 2017 were $231.1 million, which represents an increase of 12% and 4,653% compared to the three months ended December 31, 2016 and March 31, 2016, respectively, and our North America product sales backlog as of March 31, 2017 was $363.6 million, which represents an increase of 53% and 277% compared to December 31, 2016 and March 31, 2016, respectively. We believe these booking levels reflect the expectation that commodity prices will continue to remain above the low levels experienced in early 2016 as well as the selective deployment of capital by our customers in certain North America basins.

Industry forecasts indicate that a sharp rise in U.S. spending is expected for 2017 with a weaker outlook continuing in international markets. As such, we believe international spending will recover more slowly than spending in North America. Despite the anticipated slower recovery internationally, longer-term fundamentals in our international markets depends in part on international oil and gas infrastructure projects, many of which are based on longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based on longer-term fundamentals that can be less tied to near term commodity prices than our North American customers. However, lower oil and natural gas prices in international markets have had some negative impacts on the amount of capital investment in new projects by our customers. Over the long term, we believe the demand for our products and services in international markets will continue, and we expect to have opportunities to grow our international businesses. Third party booking activity levels for our manufactured oil and gas products in international markets during the three months ended March 31, 2017 were $18.1 million, which represents a decrease of 28% and an increase of 18% compared to the three months ended December 31, 2016 and March 31, 2016, respectively, and our oil and gas international market product sales backlog as of March 31, 2017 was $61.0 million, which represents a decrease of 11% and an increase of 23% compared to December 31, 2016 and March 31, 2016, respectively.

Aggregate third party booking activity levels for our manufactured oil and gas products in North America and international markets during the three months ended March 31, 2017 were $249.2 million, which represents an increase of 8% and 1,131% compared to the three months ended December 31, 2016 and March 31, 2016, respectively. The aggregate product sales backlog for our manufactured products in North America and international markets as of March 31, 2017 was $424.6 million, which represents an increase of 39% and 191% compared to December 31, 2016 and March 31, 2016, respectively. Fluctuations in the size and timing of our customers request for bid proposals and award of new contracts tend to create variability in booking activity levels from period to period.

Since the first quarter of 2016, we have been executing activities necessary to exit the Belleli EPC business that has historically been comprised of engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants in the Middle East (referred to as “Belleli EPC” or the “Belleli EPC business” herein). At March 31, 2017, we expect to have substantially exited the business by the end of 2017. Based on contractual requirements, the progress on the projects and the status of negotiations with the related customers, as of March 31, 2017, a liability for estimated penalties for liquidated damages of $5.6 million has been included in our financial statements primarily due to our actual or projected failure to meet certain specified contractual milestone dates. We have asserted claims, or intend to assert claims, and are negotiating change orders, that if settled favorably, could result in recoveries for us, including a release of such claims in exchange for release of liquidated damages.

The timing of any change in activity levels by our customers is difficult to predict. As a result, our ability to project the anticipated activity level for our business, and particularly our oil and gas product sales segment, is limited. In the latter part of 2016 and first quarter of 2017, we experienced an increase in oil and gas product sales bookings. However, volatility in commodity prices could delay investments by our customers in significant projects, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

Our level of capital spending depends on our forecast for the demand for our products and services and the equipment required to provide services to our customers. Based on demand we see for contract operations, we anticipate investing more capital in our contract operations business in 2017 than we did in 2016.

Operating Highlights

The following table summarizes our product sales backlog (in thousands):

	March 31, 2017	December 31, 2016	March 31, 2016
Product Sales Backlog (1):
Oil and Gas Product Sales Backlog:
Compressor and Accessory Backlog	$221,994	$160,006	$75,717
Production and Processing Equipment Backlog	201,508	144,252	67,237
Installation Backlog	1,052	1,964	3,031
Belleli EPC Backlog (2)	46,425	63,578	137,100
Total Product Sales Backlog	$470,979	$369,800	$283,085
________________________________

(1)	Our product sales backlog consists of unfilled orders based on signed contracts and does not include potential product sales pursuant to letters of intent received from customers.

(2)
During the first quarter of 2016, we ceased the booking of new orders for our Belleli EPC business. Changes in our Belleli EPC backlog since March 31, 2016 reflect revenue recognized and change orders booked on existing contracts.

Financial Results of Operations

Summary of Results

As discussed in Note 2 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations business and our Belleli CPE business. Those results are reflected in discontinued operations for all periods presented. The Belleli CPE business was comprised of engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities (referred to as “Belleli CPE” or the “Belleli CPE business” herein).

Revenue.  Revenue during the three months ended March 31, 2017 and 2016 was $280.7 million and $306.6 million, respectively. The decrease in revenue during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was caused by revenue decreases in our contract operations, oil and gas product sales and aftermarket services segments. These decreases were partially offset by an increase in revenue in our Belleli EPC product sales segment, which included recoveries from the negotiated release of liquidated damages and receipt of customer approved change orders.

Net income (loss).  We generated net income of $20.3 million and net loss of $93.0 million during the three months ended March 31, 2017 and 2016, respectively. The increase in net income during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to impairment charges reflected in loss from discontinued operations, net of tax, of $61.6 million related to Belleli CPE during the prior year period, a decrease in depreciation and amortization expense, proceeds received during the current year period of $19.7 million from the sales of our Venezuela subsidiary's assets to PDVSA Gas, S.A. (“PDVSA Gas”) reflected in income from discontinued operations, net of tax, and an increase in gross margin for our Belleli EPC product sales segment, partially offset by an increase in income tax expense. Net income (loss) during the three months ended March 31, 2017 and 2016 included income from discontinued operations, net of tax, of $19.6 million and loss from discontinued operations, net of tax, of $64.1 million, respectively.

EBITDA, as adjusted.  Our EBITDA, as adjusted, was $51.3 million and $38.0 million during the three months ended March 31, 2017 and 2016, respectively. EBITDA, as adjusted, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 increased primarily due to an increase in gross margin for our Belleli EPC product sales segment, partially offset by a decrease in gross margin for our contract operations segment. EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

The Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Contract Operations
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Revenue	$92,045	$104,759	(12)%
Cost of sales (excluding depreciation and amortization expense)	30,798	38,498	(20)%
Gross margin	$61,247	$66,261	(8)%
Gross margin percentage (1)	67%	63%	4%
___________________
(1) Defined as gross margin divided by revenue.

The decrease in revenue during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to a decrease in revenue of $7.7 million resulting from an early termination of a project in the Eastern Hemisphere in January 2016 that had been operating since the third quarter of 2009 and a $5.0 million decrease in revenue in Mexico primarily driven by projects that terminated operations in 2016 and a reduction of recognized deferred revenue resulting from contract extensions. Gross margin decreased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the revenue decrease explained above. Gross margin percentage during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 increased primarily due to demobilization expenses of $2.9 million incurred in the prior year period on the early termination of a project in the Eastern Hemisphere discussed above and lower maintenance expenses in the current year period resulting from condition based monitoring procedures. The early termination of a project in the Eastern Hemisphere resulted in additional costs during the three months ended March 31, 2016 in the form of depreciation expense, which is excluded from gross margin.

Aftermarket Services
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Revenue	$22,524	$30,241	(26)%
Cost of sales (excluding depreciation and amortization expense)	16,612	22,300	(26)%
Gross margin	$5,912	$7,941	(26)%
Gross margin percentage	26%	26%	—%

The decrease in revenue during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to decreases in parts sales and operations and maintenance services, most notably a decrease in operations and maintenance services of $2.7 million in Colombia and a decrease in parts sales of $1.9 million in China. Gross margin decreased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the revenue decrease explained above. Gross margin percentage during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 remained flat.

Oil and Gas Product Sales
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Revenue	$130,856	$141,667	(8)%
Cost of sales (excluding depreciation and amortization expense)	119,537	130,305	(8)%
Gross margin	$11,319	$11,362	—%
Gross margin percentage	9%	8%	1%

The decrease in revenue during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to a decrease in revenue of $27.0 million in North America, partially offset by an increase in revenue of $16.0 million in the Eastern Hemisphere. The decrease in revenue in North America was primarily due to decreases of $12.9 million and $12.3 million in production equipment revenue and processing and treating equipment revenue, respectively. The increase in the Eastern Hemisphere revenue was primarily due to an increase of $10.6 million in processing and treating equipment revenue. Gross margin and gross margin percentage during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 remained relatively flat.

Belleli EPC Product Sales
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Revenue	$35,274	$29,963	18%
Cost of sales (excluding depreciation and amortization expense)	17,999	31,587	(43)%
Gross margin	$17,275	$(1,624)	1,164%
Gross margin percentage	49%	(5)%	54%

The increase in revenue during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to recoveries of $12.8 million and $5.3 million in the current year period resulting from our release of liquidated damages by a customer in exchange for us releasing them from certain extension of time claims and the obtainment of customer approved change orders, respectively, partially offset by decreased activities resulting from executing our exit of the Belleli EPC product sales business. During the first quarter of 2017, we had five significant contracts in the remaining business and expect to have substantially exited the business by the end of 2017. The increases in gross margin and gross margin percentage were primarily caused by the release of liquidated damages and customer approved change orders discussed above.

Costs and Expenses
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Selling, general and administrative	$45,397	$45,738	(1)%
Depreciation and amortization	25,880	50,933	(49)%
Long-lived asset impairment	—	651	(100)%
Restatement charges	2,172	—	n/a
Restructuring and other charges	1,868	12,567	(85)%
Interest expense	7,087	8,463	(16)%
Equity in income of non-consolidated affiliates	—	(5,174)	(100)%
Other (income) expense, net	(2,333)	(4,417)	(47)%

Selling, general and administrative
Selling, general and administrative (“SG&A”) expense remained relatively flat during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to cost savings resulting from the portions of our cost reduction plan previously implemented, offset by the reinstitution of certain incentive compensation that was suspended in 2016. SG&A expense as a percentage of revenue was 16% and 15% during the three months ended March 31, 2017 and 2016, respectively.

Depreciation and amortization
Depreciation and amortization expense during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 decreased primarily due to depreciation expense of $22.2 million recognized during the three months ended March 31, 2016 on a contract operations project in the Eastern Hemisphere that early terminated operations in January 2016. The depreciation expense recognized on this project in the prior year period primarily related to capitalized installation costs, which included, among other things, civil engineering, piping, electrical instrumentation and project management costs. The project had been operating since the third quarter of 2009.

Long-lived asset impairment
As discussed in Note 2 to the Financial Statements, in the first quarter of 2016, we began executing a plan to exit our Belleli EPC business to focus on our core oil and gas businesses. Because we ceased the booking of new orders for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants, customer relationship intangible assets related to our Belleli EPC business were assessed to have no future benefit to us. As a result, we recorded a long-lived asset impairment charge of $0.7 million during the three months ended March 31, 2016.

Restatement charges
As discussed in Note 10 to the Financial Statements, during the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. During the three months ended March 31, 2017, we incurred $2.2 million of external costs associated with the current SEC investigation and remediation activities related to the restatement.

Restructuring and other charges
In the second quarter of 2015, we announced a cost reduction plan, primarily focused on workforce reductions and the reorganization of certain facilities. These actions were in response to unfavorable market conditions in North America combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices. As a result of this plan, during the three months ended March 31, 2017 and 2016, we incurred restructuring and other charges of $1.5 million and $11.0 million, respectively, primarily related to employee termination benefits. Additionally, during the three months ended March 31, 2017 and 2016, we incurred $0.3 million and $1.6 million, respectively, of costs associated with the Spin-off primarily related to retention awards to certain employees. The charges incurred in conjunction with the cost reduction plan and Spin-off are included in restructuring and other charges in our statements of operations. See Note 11 to the Financial Statements for further discussion of these charges.

Interest expense
The decrease in interest expense during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to a lower average balance of long-term debt, partially offset by an increase in the weighted average effective rate on borrowings under our revolving credit facility. During the three months ended March 31, 2017 and 2016, the average daily outstanding borrowings under the credit facility were $348.4 million and $504.2 million, respectively.

Equity in income of non-consolidated affiliates
In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas S.A. (“PDVSA Gas”). We received an installment payment, including an annual charge, of $5.2 million during the three months ended March 31, 2016. As of March 31, 2017, the remaining principal amount due to us was approximately $4 million. Payments we receive from the sale are recognized as equity in income of non-consolidated affiliates in our statements of operations in the periods such payments are received.

Other (income) expense, net
The change in other (income) expense, net, was primarily due to foreign currency gains of $1.3 million and $3.6 million during the three months ended March 31, 2017 and 2016, respectively. Our foreign currency gains included translation gains related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations of $1.5 million and $4.6 million during the three months ended March 31, 2017 and 2016, respectively.

Income Taxes
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Provision for income taxes	$14,999	$4,009	274%
Effective tax rate	95.6%	(16.2)%	111.8%

Our income tax expense for the three months ended March 31, 2017 included an $11.8 million valuation allowance charge against current period U.S. deferred tax assets. Our income tax expense for the three months ended March 31, 2016 included a $9.6 million charge due to a negative effective tax rate for the period primarily due to U.S. losses before income taxes and a $4.3 million valuation allowance charge against Belleli EPC deferred tax assets. This income tax expense was partially offset by a $1.8 million benefit for nontaxable proceeds from sale of joint venture assets in Venezuela received during the three months ended March 31, 2016.

Discontinued Operations
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Income (loss) from discontinued operations, net of tax	$19,638	$(64,127)	131%

Income (loss) from discontinued operations, net of tax, during the three months ended March 31, 2017 and 2016 includes our Venezuelan subsidiary’s operations that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding, and our Belleli CPE business.

As discussed in Note 2 to the Financial Statements, in August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas. We received an installment payment, including an annual charge, of $19.7 million during the three months ended March 31, 2017. As of March 31, 2017, the remaining principal amount due to us was approximately $17 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

As discussed in Note 2 to the Financial Statements, in the first quarter of 2016, we committed to a plan to exit our Belleli CPE business, which provided engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities. In August 2016, we completed the sale of Belleli CPE. Our Belleli CPE business was previously included in our product sales segment. In conjunction with the planned disposition, we recorded impairments of long-lived assets and current assets that totaled $61.6 million during the three months ended March 31, 2016. The impairment charges are reflected in income (loss) from discontinued operations, net of tax.

Liquidity and Capital Resources

Our unrestricted cash balance was $18.0 million at March 31, 2017, compared to $35.7 million at December 31, 2016. Working capital decreased to $167.9 million at March 31, 2017 from $177.8 million at December 31, 2016. The decrease in working capital was primarily due to increases in billings on uncompleted contracts in excess of costs and estimated earnings and accounts payables, partially offset by an increase in account receivables and a decrease in accrued liabilities. The increases in billings on uncompleted contracts in excess of costs and estimated earnings, accounts receivable and accounts payable were primarily driven by higher oil and gas product sales activity in North America. The decrease in accrued liabilities was primarily due to a decrease in accrued loss contract provisions resulting from the negotiated release of liquidated damages and receipt of customer approved change orders on a significant Belleli EPC product sales project and a decrease in accrued compensation benefits.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) continuing operations:
Operating activities	$33,144	$120,706
Investing activities	(17,112)	(9,192)
Financing activities	(54,625)	(100,936)
Effect of exchange rate changes on cash and cash equivalents	55	(985)
Discontinued operations	20,874	360
Net change in cash and cash equivalents	$(17,664)	$9,953

Operating Activities.  The decrease in net cash provided by operating activities during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily attributable to lower current year period decreases in working capital. Working capital changes during the three months ended March 31, 2017 included an increase of $39.0 million in accounts receivable and a decrease of $51.9 million in costs and estimated earnings versus billings on uncompleted contracts. Working capital changes during the three months ended March 31, 2016 included a decrease of $80.4 million in accounts receivable and a decrease of $12.8 million in costs and estimated earnings versus billings on uncompleted contracts.

Investing Activities.  The increase in net cash used in investing activities during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily attributable to a $6.1 million increase in capital expenditures and a $5.2 million decrease in proceeds received from the sale of our joint ventures' previously nationalized assets, partially offset by a $2.5 million increase in proceeds from the sale of property, plant and equipment.

Financing Activities.  The decrease in net cash used in financing activities during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily attributable to a decrease in net repayments of $62.5 million on our revolving credit facility, partially offset by a $14.6 million increase in cash transferred to Archrock pursuant to the separation and distribution agreement. The transfers of cash to Archrock during the three months ended March 31, 2017 and 2016 were triggered by our receipt of payments from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets.

Discontinued Operations.  The increase in net cash provided by discontinued operations during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily attributable to $19.7 million in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas during the three months ended March 31, 2017.

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

Long-Term Debt. We and our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”), have a fourth amended and restated credit agreement (the “Credit Agreement”) consisting of a $680.0 million revolving credit facility expiring in November 2020 and a $232.8 million term loan facility expiring in November 2017 (collectively, the “Credit Facility”). The principal amount of $232.8 million due in November 2017 under the term loan facility is classified as long-term in our balance sheet at March 31, 2017 because in April 2017 we were able to refinance the current principal amount due with proceeds from the 2017 Notes (as defined below) issuance.

During the three months ended March 31, 2017 and 2016, the average daily borrowings under the Credit Facility were $348.4 million and $504.2 million, respectively. The weighted average annual interest rate on outstanding borrowings under the revolving credit facility at March 31, 2017 and 2016 was 4.4% and 3.2%, respectively. The annual interest rate on the outstanding balance of the term loan facility at March 31, 2017 and 2016 was 6.8%.

As of March 31, 2017, we had $85.5 million in outstanding borrowings and $57.5 million in outstanding letters of credit under our revolving credit facility. At March 31, 2017, taking into account guarantees through letters of credit, we had undrawn capacity of $537.0 million under our revolving credit facility. Our Credit Agreement limits our Total Debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) ratio on the last day of the fiscal quarter to not greater than 3.75 to 1.0 (which will increase in the second quarter of 2017 to 4.50 to 1.0 as a result of the completion of a qualified capital raise discussed below). As a result of this limitation, $314.5 million of the $537.0 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of March 31, 2017.

The Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Credit Agreement) of 3.75 to 1.00 prior to the completion of a qualified capital raise and 4.50 to 1.00 thereafter; and, following the completion of a qualified capital raise, a maximum senior secured leverage ratio (as defined in the Credit Agreement) of 2.75 to 1.00. As of March 31, 2017, Exterran Corporation maintained a 6.4 to 1.0 interest coverage ratio, a 1.9 to 1.0 total leverage ratio and a 1.9 to 1.0 senior secured leverage ratio. As of March 31, 2017, we were in compliance with all financial covenants under the Credit Agreement.

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued $375.0 million aggregate principal amount of 8.125% senior unsecured notes due 2025 (the “2017 Notes”). The 2017 Notes are guaranteed by us on a senior unsecured basis. The net proceeds of approximately $367 million from the 2017 Notes issuance were used to repay all of the borrowings outstanding under the term loan facility and revolving credit facility, and to pay a subsidiary of Archrock $25.0 million in satisfaction of EESLP’s obligation to pay that sum following the occurrence of a qualified capital raise in accordance with the separation and distribution agreement, with the balance used for general corporate purposes. The transfer of cash to a subsidiary of Archrock will be recognized as a reduction to stockholders’ equity in the second quarter of 2017.

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

Historically, we have financed capital expenditures primarily with net cash provided by operating activities. Our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an adverse impact on our ability to maintain our operations and to grow. If any of our lenders become unable to perform their obligations under the Credit Facility, our borrowing capacity under our revolving credit facility could be reduced. Inability to borrow additional amounts under our revolving credit facility could limit our ability to fund our future growth and operations. Based on current market conditions, we expect that net cash provided by operating activities and borrowings under our revolving credit facility will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest payments through December 31, 2017; however, to the extent they are not, we may seek additional debt or equity financing.

Contingencies to Archrock. Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries until Archrock’s subsidiary has received an aggregate amount of such payments up to the lesser of (i) $125.8 million, plus the aggregate amount of all reimbursable expenses incurred by Archrock and its subsidiaries in connection with recovering any PDVSA Gas default installment payments following the completion of the Spin-off or (ii) $150.0 million. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. Pursuant to the separation and distribution agreement, we transferred cash of $19.7 million and $5.2 million to Archrock during the three months ended March 31, 2017 and 2016, respectively. The transfers of cash were recognized as reductions to additional paid-in capital in our financial statements. As of March 31, 2017, the remaining principal amount due to us from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets was approximately $21 million.

Unrestricted Cash. Of our $18.0 million unrestricted cash balance at March 31, 2017, $16.9 million was held by our non-U.S. subsidiaries. We have not provided for U.S. federal income taxes on indefinitely (or permanently) reinvested cumulative earnings generated by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to both foreign withholding taxes and U.S. federal income taxes net of allowable foreign tax credits. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S. and the available borrowing capacity under our revolving credit facility, as well as the repayment of intercompany liabilities from our non-U.S. subsidiaries, will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

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

The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$20,321	$(92,957)
(Income) loss from discontinued operations, net of tax	(19,638)	64,127
Depreciation and amortization	25,880	50,933
Long-lived asset impairment	—	651
Restatement charges	2,172	—
Restructuring and other charges	1,868	12,567
Proceeds from sale of joint venture assets	—	(5,174)
Interest expense	7,087	8,463
Gain on currency exchange rate remeasurement of intercompany balances	(1,462)	(4,610)
Loss on sale of business	111	—
Provision for income taxes	14,999	4,009
EBITDA, as adjusted	$51,338	$38,009

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with changes in foreign currency exchange rates. We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We currently do not have any derivative financial instruments outstanding to mitigate foreign currency risk. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency exchange rates related to the potential impact these changes could have on future earnings and forecasted cash flows. We recorded foreign currency gains of $1.3 million and $3.6 million in our statements of operations during the three months ended March 31, 2017 and 2016, respectively. Our foreign currency gains are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Our material exchange rate exposure relates to intercompany loans to a subsidiary whose functional currency is the Brazilian Real, which loans carried balances of $33.8 million U.S. dollars as of March 31, 2017. Our foreign currency gains included translation gains of $1.5 million and $4.6 million during the three months ended March 31, 2017 and 2016, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our principal executive officer and principal financial officer concluded that, due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures), our disclosure controls and procedures were not effective as of March 31, 2017. Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

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

Control Environment, Risk Assessment, Control Activities, Information and Communication and Monitoring

We did not maintain effective internal control over financial reporting related to the following areas: control environment, risk assessment, control activities, information and communication and monitoring. In particular, controls related to the following were not designed or operating effectively:

•
There was not adequate integration, emphasis of local senior management accountability and management oversight of accounting and financial reporting activities in implementing and maintaining certain accounting practices at Belleli EPC to conform to our policies and GAAP.

•
We did not modify our controls and testing procedures to sufficiently address our assessment of risks related to Belleli EPC that could significantly impact internal control over financial reporting by modifying our approach to how those risks should be addressed.

•
We did not implement and maintain the same accounting controls at Belleli EPC, including information and communication controls, as those maintained in our other operating locations, resulting in internal controls that were not adequate to prevent or detect instances of intentional override of controls, intentional misconduct, or manipulation of cost-to-complete estimates by, or at the direction of, certain former members of Belleli EPC local senior management.

•	We did not maintain a sufficient complement of personnel with appropriate levels of accounting knowledge, experience and training commensurate with the nature and complexity of Belleli EPC’s business.

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

We also identified material weaknesses in the control environment relating to risk assessment, control activities, information and communication and monitoring controls which contributed to this material weakness.

Existence and Recovery of Brazil Non-Income-Based Tax Receivables

Our controls and procedures around the existence and recovery of Brazilian non-income-based tax receivables were not designed to review the Brazilian non-income-based tax receivables on a regular basis by personnel with appropriate expertise.

We also identified material weaknesses in the control environment and corporate monitoring controls, which contributed to this material weakness.

All of the material weaknesses identified by us resulted in misstatements to product sales, product sales cost of sales, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, billings on uncompleted contracts in excess of costs and estimated earnings, accrued liabilities, intangibles and other assets, net, and other income.

Remediation of Material Weakness in Internal Control Over Financial Reporting

Our management is committed to the planning and implementation of remediation efforts to address all material weaknesses, as well as to foster continuous improvement in our internal controls. These remediation efforts, summarized below, are implemented, in the process of being implemented or are planned for implementation, and are intended to address the identified material weaknesses and enhance our overall financial control environment.

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

During 2016 and the first quarter of 2017, we made numerous changes throughout our organization and took significant actions to reinforce the importance of a strong control environment, including training and other steps designed to strengthen and enhance our control culture.

To remediate the deficiencies identified herein, our leadership team, including the principal executive officer and principal financial officer, has reaffirmed and reemphasized the importance of internal control, control consciousness and a strong control environment.

To date we have implemented the following remediation efforts at Belleli EPC:

•
Restructured our Executive Leadership Team (ELT), including designating responsibility of overseeing Belleli EPC projects to an ELT member who now reports directly to the Exterran Corporation principal executive officer;

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

•
Provided enhanced training on our policies and ethical requirements in English, and in Italian where necessary, including the emphasis of our hotline, the importance of reporting unethical actions and our zero tolerance for retaliation of any kind;

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

Our management believes the measures, when fully implemented and operational, will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to improving our internal control processes and intend to continue to review and improve our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

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

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table summarizes our repurchases of equity securities during the three months ended March 31, 2017:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
January 1, 2017 - January 31, 2017	8,771	$24.67	N/A	N/A
February 1, 2017 - February 28, 2017	1,026	33.23	N/A	N/A
March 1, 2017 - March 31, 2017	91,277	30.39	N/A	N/A
Total	101,074	$29.92	N/A	N/A
____________________

(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

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

3.1	Amended and Restated Certificate of Incorporation of Exterran Corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
3.2	Amended and Restated Bylaws of Exterran Corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2017
4.1
Indenture, dated as of April 4, 2017, by and among Exterran Energy Solutions, L.P., EES Finance Corp., Exterran Corporation, as parent, the subsidiary guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2017

4.2
Registration Rights Agreement, dated as of April 4, 2017, by and among Exterran Energy Solutions, L.P., EES Finance Corp., Exterran Corporation and Wells Fargo Securities, LLC, for itself and as representative of the other Initial Purchasers, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on April 4, 2017

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

Exterran Corporation

Date: May 4, 2017	By:	/s/ DAVID A. BARTA
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

3.1	Amended and Restated Certificate of Incorporation of Exterran Corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
3.2	Amended and Restated Bylaws of Exterran Corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2017
4.1
Indenture, dated as of April 4, 2017, by and among Exterran Energy Solutions, L.P., EES Finance Corp., Exterran Corporation, as parent, the subsidiary guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2017

4.2
Registration Rights Agreement, dated as of April 4, 2017, by and among Exterran Energy Solutions, L.P., EES Finance Corp., Exterran Corporation and Wells Fargo Securities, LLC, for itself and as representative of the other Initial Purchasers, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on April 4, 2017

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