Form 10-Q
period 2017-06-30
Exterran Corp
filed 2017-08-08
CIK 1635881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017
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

Number of shares of the common stock of the registrant outstanding as of July 31, 2017: 35,793,506 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$45,364	$35,678
Restricted cash	671	671
Accounts receivable, net of allowance of $6,204 and $5,383, respectively	253,140	230,607
Inventory (Note 3)	150,458	157,516
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 4)	48,204	31,956
Other current assets	44,217	55,516
Current assets associated with discontinued operations (Note 2)	3	14
Total current assets	542,057	511,958
Property, plant and equipment, net (Note 5)	787,418	797,809
Deferred income taxes	9,277	6,015
Intangible and other assets, net	67,903	58,996
Total assets	$1,406,655	$1,374,778

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$120,975	$95,959
Accrued liabilities	129,427	162,792
Deferred revenue	24,670	32,154
Billings on uncompleted contracts in excess of costs and estimated earnings (Note 4)	86,970	42,116
Current liabilities associated with discontinued operations (Note 2)	269	1,113
Total current liabilities	362,311	334,134
Long-term debt (Note 7)	367,535	348,970
Deferred income taxes	10,874	11,700
Long-term deferred revenue	100,236	98,964
Other long-term liabilities	24,688	24,237
Long-term liabilities associated with discontinued operations (Note 2)	—	2
Total liabilities	865,644	818,007
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 36,178,889 and 35,641,113 shares issued, respectively	362	356
Additional paid-in capital	732,961	768,304
Accumulated deficit	(233,525)	(257,252)
Treasury stock — 385,383 and 202,430 common shares, at cost, respectively	(5,269)	(2,145)
Accumulated other comprehensive income	46,482	47,508
Total stockholders’ equity	541,011	556,771
Total liabilities and stockholders’ equity	$1,406,655	$1,374,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Contract operations	$95,341	$94,689	$187,386	$199,448
Aftermarket services	24,244	34,668	46,768	64,909
Oil and gas product sales	198,116	99,332	328,972	240,999
Belleli EPC product sales	12,885	33,458	48,159	63,421
	330,586	262,147	611,285	568,777
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	34,691	36,401	65,489	74,899
Aftermarket services	17,278	24,137	33,890	46,437
Oil and gas product sales	178,025	89,786	297,562	220,091
Belleli EPC product sales	8,064	33,262	26,063	64,849
Selling, general and administrative	46,084	40,648	91,481	86,386
Depreciation and amortization	29,447	27,417	55,327	78,350
Long-lived asset impairment (Note 9)	—	—	—	651
Restatement related charges (recoveries), net (Note 10)	(1,158)	7,851	1,014	7,851
Restructuring and other charges (Note 11)	310	10,636	2,178	23,203
Interest expense	12,382	8,879	19,469	17,342
Equity in income of non-consolidated affiliates (Note 6)	—	(5,229)	—	(10,403)
Other (income) expense, net	3,701	(5,394)	1,368	(9,811)
	328,824	268,394	593,841	599,845
Income (loss) before income taxes	1,762	(6,247)	17,444	(31,068)
Provision for (benefit from) income taxes (Note 12)	(1,814)	100,335	13,185	104,344
Income (loss) from continuing operations	3,576	(106,582)	4,259	(135,412)
Income (loss) from discontinued operations, net of tax (Note 2)	(32)	11,036	19,606	(53,091)
Net income (loss)	$3,544	$(95,546)	$23,865	$(188,503)

Basic net income (loss) per common share (Note 14):
Income (loss) from continuing operations per common share	$0.10	$(3.08)	$0.12	$(3.92)
Income (loss) from discontinued operations per common share	—	0.32	0.54	(1.54)
Net income (loss) per common share	$0.10	$(2.76)	$0.66	$(5.46)

Diluted net income (loss) per common share (Note 14):
Income (loss) from continuing operations per common share	$0.10	$(3.08)	$0.12	$(3.92)
Income (loss) from discontinued operations per common share	—	0.32	0.54	(1.54)
Net income (loss) per common share	$0.10	$(2.76)	$0.66	$(5.46)

Weighted average common shares outstanding used in net income (loss) per common share (Note 14):
Basic	35,018	34,618	34,913	34,529
Diluted	35,094	34,618	34,999	34,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$3,544	$(95,546)	$23,865	$(188,503)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,669)	1,886	(1,026)	4,199
Comprehensive income (loss)	$875	$(93,660)	$22,839	$(184,304)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2016	$352	$805,755	$(29,315)	$(54)	$29,198	$805,936
Net loss			(188,503)			(188,503)
Options exercised		694				694
Foreign currency translation adjustment					4,199	4,199
Cash transfer to Archrock, Inc. (Note 15)		(29,662)				(29,662)
Treasury stock purchased				(1,427)		(1,427)
Stock-based compensation, net of forfeitures	4	7,252				7,256
Other		(28)				(28)
Balance, June 30, 2016	$356	$784,011	$(217,818)	$(1,481)	$33,397	$598,465

Balance, January 1, 2017	$356	$768,304	$(257,252)	$(2,145)	$47,508	$556,771
Cumulative-effect adjustment from adoption of ASU 2016-09		138	(138)			—
Net income			23,865			23,865
Options exercised	1	683				684
Foreign currency translation adjustment					(1,026)	(1,026)
Cash transfer to Archrock, Inc. (Notes 7 and 15)		(44,720)				(44,720)
Treasury stock purchased				(3,124)		(3,124)
Stock-based compensation, net of forfeitures	5	8,556				8,561
Balance, June 30, 2017	$362	$732,961	$(233,525)	$(5,269)	$46,482	$541,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$23,865	$(188,503)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	55,327	78,350
Long-lived asset impairment	—	651
Amortization of deferred financing costs	3,375	2,321
(Income) loss from discontinued operations, net of tax	(19,606)	53,091
Provision for doubtful accounts	953	1,394
Gain on sale of property, plant and equipment	(1,783)	(2,301)
Equity in income of non-consolidated affiliates	—	(10,403)
Gain on remeasurement of intercompany balances	(26)	(7,546)
Loss on foreign currency derivatives	—	546
Loss on sale of business	111	—
Stock-based compensation expense	8,561	7,256
Deferred income tax provision (benefit)	(5,143)	72,818
Changes in assets and liabilities:
Accounts receivable and notes	(25,663)	124,865
Inventory	6,032	36,742
Costs and estimated earnings versus billings on uncompleted contracts	28,567	3,597
Other current assets	(3,476)	10,696
Accounts payable and other liabilities	(8,971)	(36,396)
Deferred revenue	(5,039)	23,581
Other	(1,223)	3,538
Net cash provided by continuing operations	55,861	174,297
Net cash provided by (used in) discontinued operations	2,241	(3,163)
Net cash provided by operating activities	58,102	171,134

Cash flows from investing activities:
Capital expenditures	(44,216)	(30,787)
Proceeds from sale of property, plant and equipment	6,991	899
Proceeds from sale of business	894	—
Return of investments in non-consolidated affiliates	—	10,403
Settlement of foreign currency derivatives	—	(53)
Net cash used in continuing operations	(36,331)	(19,538)
Net cash provided by discontinued operations	18,600	14,637
Net cash used in investing activities	(17,731)	(4,901)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	488,000	284,258
Repayments of long-term debt	(463,877)	(412,385)
Cash transfer to Archrock, Inc. (Notes 7 and 15)	(44,720)	(29,662)
Payments for debt issuance costs	(7,606)	(779)
Proceeds from stock options exercised	684	694
Purchases of treasury stock	(3,124)	(1,427)
Net cash used in financing activities	(30,643)	(159,301)

Effect of exchange rate changes on cash and cash equivalents	(42)	(2,544)
Net increase in cash and cash equivalents	9,686	4,388
Cash and cash equivalents at beginning of period	35,678	29,032
Cash and cash equivalents at end of period	$45,364	$33,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Basis of Presentation

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Exterran Corporation included herein have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments of a normal recurring nature that are necessary to fairly present our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2016. That report contains a comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

We refer to the condensed consolidated financial statements collectively as “financial statements,” and individually as “balance sheets,” “statements of operations,” “statements of comprehensive income (loss),” “statements of stockholders’ equity” and “statements of cash flows” herein.

Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. On January 1, 2017, we adopted this update on a prospective basis. The adoption of this update did not have a material impact on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The update covers such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. On January 1, 2017, we adopted this update. Upon adoption, we elected to account for forfeitures as they occur rather than applying an estimated forfeiture rate, which resulted in a cumulative-effect adjustment to accumulated deficit and additional paid-in capital of $0.1 million under the modified retrospective transition method. Additionally, as a result of this adoption, cash flows related to excess tax benefits are now presented within operating activities within the statements of cash flows. The impact of this retroactive adoption was immaterial to the results of the prior year period.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The update outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt the updates. We intend to adopt the new guidance on January 1, 2018 using the modified retrospective approach. In preparation for our adoption of the new standard, we have evaluated representative samples of contracts and other forms of agreements with our customers based upon the five-step model specified by the new guidance. We are in the process of completing our preliminary assessment of the potential impact the implementation of this new guidance may have on our financial statements. Although our preliminary assessment may change based upon completion of our evaluation, the following summarizes the more significant impacts expected from the adoption of the new standard:

•
Revenue from the sale of compression equipment within our oil and gas product sales segment is currently recognized over time using the percentage-of-completion method. Under the new standard, a significant amount of revenue from the sale of compression equipment is expected to be recognized at a point in time.

•
Revenue from installation services within our oil and gas product sales segment is currently recognized using the completed contract method. Under the new standard, revenue from such services is expected to be recognized over time.

•
Revenue from overhaul and reconfiguration services within our aftermarket services segment is currently recognized at a point in time. Under the new standard, revenue from such services is expected to be recognized over time.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period, using a retrospective transition method to each period presented. This update will result in the inclusion of our restricted cash balances with cash and cash equivalents to reflect total cash in our statements of cash flows. We do not expect the adoption of this update to be material to our financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718). This update provides guidance that clarifies that changes to the terms or conditions of a share-based payment award should be accounted for as modifications. This update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period, using a prospective method to an award modified on or after the adoption date. We are currently evaluating the potential impact of the update on our financial statements.

Note 2 - Discontinued Operations

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received an installment payment, including an annual charge, totaling $19.7 million during the six months ended June 30, 2017 and $19.3 million during the three and six months ended June 30, 2016. As of June 30, 2017, the remaining principal amount due to us was approximately $17 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In connection with the sale of these assets, we have agreed to suspend the arbitration proceeding previously filed by our Spanish subsidiary against Venezuela pending payment in full by PDVSA Gas of the purchase price for these nationalized assets.

In accordance with the separation and distribution agreement, a subsidiary of Archrock has the right to receive payments from our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”), based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our previously nationalized assets promptly after such amounts are collected by our subsidiaries. Pursuant to the separation and distribution agreement, we transferred cash of $19.7 million and $19.3 million to Archrock during the six months ended June 30, 2017 and 2016, respectively. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. See Note 15 for further discussion related to our contingent liability to Archrock.

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

The following table summarizes the operating results of discontinued operations (in thousands):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
	Venezuela	Venezuela	Belleli CPE	Total
Revenue	$—	$—	$12,164	$12,164
Cost of sales (excluding depreciation and amortization expense)	—	—	11,762	11,762
Selling, general and administrative	32	40	1,548	1,588
Long-lived asset impairment	—	—	7,144	7,144
Recovery attributable to expropriation	—	(16,551)	—	(16,551)
Interest expense	—	—	7	7
Other (income) expense, net	—	(2,753)	(69)	(2,822)
Income (loss) from discontinued operations, net of tax	$(32)	$19,264	$(8,228)	$11,036

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	Venezuela	Venezuela	Belleli CPE	Total
Revenue	$—	$—	$24,093	$24,093
Cost of sales (excluding depreciation and amortization expense)	—	—	23,436	23,436
Selling, general and administrative	65	78	3,441	3,519
Depreciation and amortization	—	—	861	861
Long-lived asset impairment	—	—	68,780	68,780
Recovery attributable to expropriation	(16,514)	(16,557)	—	(16,557)
Interest expense	—	—	15	15
Other (income) expense, net	(3,157)	(3,021)	151	(2,870)
Income (loss) from discontinued operations, net of tax	$19,606	$19,500	$(72,591)	$(53,091)

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	June 30, 2017			December 31, 2016
	Venezuela	Belleli CPE	Total	Venezuela	Belleli CPE	Total
Cash	$3	$—	$3	$11	$—	$11
Other current assets	—	—	—	3	—	3
Total assets associated with discontinued operations	$3	$—	$3	$14	$—	$14

Accrued liabilities	$62	$207	$269	$906	$207	$1,113
Total current liabilities associated with discontinued operations	62	207	269	906	207	1,113
Other long-term liabilities	—	—	—	2	—	2
Total liabilities associated with discontinued operations	$62	$207	$269	$908	$207	$1,115

Note 3 - Inventory

Inventory consisted of the following amounts (in thousands):

	June 30, 2017	December 31, 2016
Parts and supplies	$104,824	$104,897
Work in progress	29,267	32,167
Finished goods	16,367	20,452
Inventory	$150,458	$157,516

Note 4 - Product Sales Contracts

Costs, estimated earnings (losses) and billings on uncompleted contracts that are recognized using the percentage-of-completion method consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$676,834	$558,274
Estimated earnings (losses) on uncompleted contracts (1)	7,803	(10,370)
	684,637	547,904
Less — billings to date on uncompleted contracts	(723,403)	(558,064)
	$(38,766)	$(10,160)

(1)
Estimated earnings (losses) on uncompleted contracts includes $51.1 million and $56.4 million of cumulative losses realized on uncompleted Belleli EPC product sales contracts as of June 30, 2017 and December 31, 2016, respectively. Estimated earnings (losses) on uncompleted contracts as of June 30, 2017 and December 31, 2016 excludes estimated accrued loss contract provisions on uncompleted Belleli EPC product sales contracts recognized but not realized of $10.6 million and $28.6 million, respectively. Accrued loss contract provisions are included in accrued liabilities in our balance sheets.

Costs, estimated earnings and billings on uncompleted contracts are presented in the accompanying financial statements as follows (in thousands):

	June 30, 2017	December 31, 2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$48,204	$31,956
Billings on uncompleted contracts in excess of costs and estimated earnings	(86,970)	(42,116)
	$(38,766)	$(10,160)

Note 5 - Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Compression equipment, facilities and other fleet assets	$1,491,010	$1,480,568
Land and buildings	106,803	110,378
Transportation and shop equipment	140,009	140,128
Other	97,000	95,817
	1,834,822	1,826,891
Accumulated depreciation	(1,047,404)	(1,029,082)
Property, plant and equipment, net	$787,418	$797,809

Note 6 - Investments in Non-Consolidated Affiliates

Investments in affiliates that are not controlled by us where we have the ability to exercise significant influence over the operations are accounted for using the equity method.

We own a 30.0% interest in WilPro Energy Services (PIGAP II) Limited and a 33.3% interest in WilPro Energy Services (El Furrial) Limited, which are joint ventures that provided natural gas compression and injection services in Venezuela. In May 2009, Petroleos de Venezuela S.A. (“PDVSA”) assumed control over the assets of our Venezuelan joint ventures and transitioned the operations, including the hiring of their employees, to PDVSA. In March 2011, our Venezuelan joint ventures, together with the Netherlands’ parent company of our joint venture partners, filed a request for the institution of an arbitration proceeding against Venezuela with the International Centre for Settlement of Investment Disputes related to the seized assets and investments.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received installment payments, including an annual charge, totaling $5.2 million and $10.4 million during the three and six months ended June 30, 2016, respectively. As of June 30, 2017, the remaining principal amount due to us was approximately $4 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as equity in income of non-consolidated affiliates in our statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

In accordance with the separation and distribution agreement, a subsidiary of Archrock has the right to receive payments from EESLP based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries. Pursuant to the separation and distribution agreement, we transferred cash of $10.4 million to Archrock during the six months ended June 30, 2016. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. See Note 15 for further discussion related to our contingent liability to Archrock.

Note 7 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Revolving credit facility due November 2020	$—	$118,000
Term loan facility due November 2017	—	232,750
8.125% senior notes due May 2025	375,000	—
Other, interest at various rates, collateralized by equipment and other assets	456	583
Unamortized deferred financing costs of 8.125% senior notes	(7,921)	—
Unamortized deferred financing costs of term loan facility	—	(2,363)
Long-term debt	$367,535	$348,970

Revolving Credit Facility and Term Loan

We and our wholly owned subsidiary, EESLP, have a fourth amended and restated credit agreement (the “Credit Agreement”) consisting of a $680.0 million revolving credit facility expiring in November 2020 and previously included a term loan facility. In April 2017, we paid the remaining principal amount of $232.8 million due under the term loan facility with proceeds from the 2017 Notes (as defined below) issuance. As a result of the repayment of the term loan facility, we expensed $1.7 million of unamortized deferred financing costs in the second quarter of 2017, which is reflected in interest expense in our statements of operations.

As of June 30, 2017, we had $55.8 million in outstanding letters of credit under our revolving credit facility and, taking into account guarantees through letters of credit, we had undrawn capacity of $624.2 million under our revolving credit facility. Our Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $415.4 million of the $624.2 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of June 30, 2017.

During the second quarter of 2016, we incurred transaction costs of approximately $0.8 million related to amending the Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized over the term of the revolving credit facility.

8.125% Senior Notes Due May 2025

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued $375.0 million aggregate principal amount of 8.125% senior unsecured notes due 2025 (the “2017 Notes”). The 2017 Notes are guaranteed by us on a senior unsecured basis. The net proceeds of $366.9 million from the 2017 Notes issuance were used to repay all of the borrowings outstanding under the term loan facility and revolving credit facility and for general corporate purposes. Additionally, pursuant to the separation and distribution agreement from the Spin-off, EESLP used proceeds from the issuance of the 2017 Notes to pay a subsidiary of Archrock $25.0 million in satisfaction of EESLP’s obligation to pay that sum following the occurrence of a qualified capital raise. The transfer of cash to Archrock’s subsidiary was recognized as a reduction to additional paid-in capital in the second quarter of 2017.

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

Prior to May 1, 2020, we may redeem all or a portion of the 2017 Notes at a redemption price equal to the sum of (i) the principal amount thereof, and (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the 2017 Notes prior to May 1, 2020 with the net proceeds of one or more equity offerings at a redemption price of 108.125% of the principal amount of the 2017 Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the 2017 Notes issued under the indenture remains outstanding after such redemption and the redemption occurs within 180 days of the date of the closing of such equity offering. On or after May 1, 2020, we may redeem all or a portion of the 2017 Notes at redemption prices (expressed as percentages of principal amount) equal to 106.094% for the twelve-month period beginning on May 1, 2020, 104.063% for the twelve-month period beginning on May 1, 2021, 102.031% for the twelve-month period beginning on May 1, 2022 and 100.000% for the twelve-month period beginning on May 1, 2023 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date of the 2017 Notes.

During the second quarter of 2017, we incurred transaction costs of $8.1 million related to the issuance of the 2017 Notes. These costs are presented as a direct deduction from the carrying value of the 2017 Notes and are being amortized over the term of the 2017 Notes.

Note 8 - Fair Value Measurements

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

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2016, with pricing levels as of the date of valuation (in thousands):

	Six Months Ended June 30, 2016
	(Level 1)	(Level 2)	(Level 3)
Impaired assets—Discontinued operations (1)	$—	$—	$13,859
Note receivable from the sale of a plant (2)	—	—	7,037
Liability to exit the use of a corporate operating lease—restructuring and other charges (3)	—	—	3,580

(1)
Our estimate of the fair value of the impaired assets of Belleli CPE, which were classified as discontinued operations, during the six months ended June 30, 2016 was based on the proceeds received from the sale of Belleli CPE, net of selling costs.

(2)
Our estimate of the fair value of the note receivable, including annual payments, from the sale of our plant in Argentina during the six months ended June 30, 2016 was discounted based on a settlement period of 2.6 years and a discount rate of 5%.

(3)
The fair value of our liability to exit the use of a corporate operating lease relating to restructuring activities during the second quarter of 2016 was estimated based on an incremental borrowing rate of 3% and remaining lease payments, net of estimated sublease rentals, through February 2018.

We did not have any assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2017.

Fair Value of Debt

The fair value of the 2017 Notes was estimated based on quoted market yields in inactive markets or model derived calculations using market yields observed in active markets, which are Level 2 inputs. The carrying amount of the 2017 Notes, excluding unamortized deferred financing costs, of $375.0 million was estimated to have a fair value of $385.3 million. Due to the variable rate nature of our revolving credit facility and term loan facility, the carrying values as of December 31, 2016 approximated their fair values as the rates were comparable to then-current market rates at which debt with similar terms could have been obtained.

Other

The fair values of our cash, restricted cash, receivables and payables approximated their carrying amounts as reflected in our balance sheets due to the short-term nature of these financial instruments.

Note 9 - Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

As discussed in Note 2, in the first quarter of 2016, we began executing a plan to exit our Belleli EPC business to focus on our core oil and gas businesses. Based on our decision to cease the booking of new orders for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants, the customer relationship intangible assets related to our Belleli EPC business were assessed to have no future benefit to us. As a result, we recorded a long-lived asset impairment charge of $0.7 million during the six months ended June 30, 2016. In addition, the property, plant and equipment of our Belleli EPC business was reviewed for recoverability. As a result, the remaining useful lives of Belleli EPC non-oil and gas property, plant and equipment were reduced to reflect their estimated cessation date.

Note 10 - Restatement Related Charges (Recoveries), net

During the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. During the three and six months ended June 30, 2017, we incurred $1.6 million and $3.8 million, respectively, of external costs associated with the current SEC investigation and remediation activities related to the restatement. During the three and six months ended June 30, 2017, we recorded recoveries from Archrock pursuant to the separation and distribution agreement of $2.8 million for previously incurred restatement related costs. During the three and six months ended June 30, 2016, we incurred $7.9 million of costs associated with the restatement of our financial statements, which primarily related to $4.8 million of external accounting costs and $2.7 million of external legal costs. We expect that we will continue to incur additional cash expenditures related to external legal counsel costs associated with an ongoing SEC investigation surrounding the restatement of our financial statements, of which a portion may be recoverable from Archrock.

The following table summarizes the changes to our accrued liability balance related to restatement charges (recoveries), net, for the six months ended June 30, 2016 and 2017 (in thousands):

Restatement Related Charges
Beginning balance at January 1, 2016	$—
Additions for costs expensed	7,851
Reductions for payments	(275)
Ending balance at June 30, 2016	$7,576

Beginning balance at January 1, 2017	$2,212
Additions for costs expensed, net	1,014
Add-back recoveries from Archrock	2,801
Reductions for payments, net	(4,273)
Ending balance at June 30, 2017	$1,754

The following table summarizes the components of charges included in restatement related charges (recoveries), net, in our statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
External accounting costs	$108	$4,781	$754	$4,781
External legal costs	1,449	2,722	2,692	2,722
Other	86	348	369	348
Recoveries from Archrock	(2,801)	—	(2,801)	—
Total restatement related charges (recoveries), net	$(1,158)	$7,851	$1,014	$7,851

Note 11 - Restructuring and Other Charges

We incurred restructuring and other charges associated with the Spin-off of $0.3 million during the six months ended June 30, 2017, and $1.2 million and $2.8 million during the three and six months ended June 30, 2016, respectively. These costs incurred were primarily related to retention awards to certain employees, which are being amortized over the required service period of each applicable employee. During the three months ended June 30, 2017, we recorded a restructuring benefit of $0.1 million related to changes in estimated retention awards to be paid for certain employees. The charges incurred in conjunction with the Spin-off are included in restructuring and other charges in our statements of operations. We currently estimate that we will incur additional one-time expenditures of approximately $0.4 million related to retention awards to certain employees in the form of cash and stock-based compensation through November 2017.

As a result of unfavorable market conditions in North America, combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices, in the second quarter of 2015, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities. We incurred restructuring and other charges associated with the cost reduction plan of $0.4 million and $9.5 million during the three months ended June 30, 2017 and 2016, respectively, and $1.9 million and $20.4 million during the six months ended June 30, 2017 and 2016, respectively. Costs incurred for employee termination benefits during the three and six months ended June 30, 2017 were $0.4 million and $1.5 million, respectively. Restructuring and other charges incurred during the three and six months ended June 30, 2016 were primarily related to employee termination benefits and the exit from a leased corporate building. Costs incurred for employee termination benefits during the three months ended June 30, 2016 were $6.7 million, of which $4.6 million related to our oil and gas product sales business. Costs incurred for employee termination benefits during the six months ended June 30, 2016 were $17.5 million, of which $8.1 million related to our oil and gas product sales business and $4.6 million related to our Belleli EPC product sales business. We ceased the use of a corporate building under an operating lease in the second quarter of 2016, and as a result, recorded net charges of $2.7 million during the three and six months ended June 30, 2016. These charges are reflected as restructuring and other charges in our statements of operations. Accrued liabilities related to the cost reduction plan, which are expected to be settled within the next twelve months with cash payments, are based on estimates that may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the six months ended June 30, 2016 and 2017 (in thousands):

	Spin-off	Cost Reduction Plan	Total
Beginning balance at January 1, 2016	$1,083	$565	$1,648
Additions for costs expensed	2,778	20,425	23,203
Less non-cash income (expense)	(700)	435	(265)
Reductions for payments	(1,488)	(13,453)	(14,941)
Ending balance at June 30, 2016	$1,673	$7,972	$9,645

Beginning balance at January 1, 2017	$934	$7,885	$8,819
Additions for costs expensed	253	1,925	2,178
Less non-cash income (expense)	(178)	771	593
Reductions for payments	—	(6,464)	(6,464)
Ending balance at June 30, 2017	$1,009	$4,117	$5,126

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Start-up of stand-alone functions	$—	$610	$—	$887
Retention awards to certain employees	(92)	566	253	1,891
Employee termination benefits	361	6,732	1,454	17,453
Net charges to exit the use of a corporate operating lease	—	2,708	—	2,708
Other	41	20	471	264
Total restructuring and other charges	$310	$10,636	$2,178	$23,203

The following table summarizes the components of restructuring and other charges incurred since the Spin-off and the announcement of the cost reduction plan (in thousands):

	Spin-off	Cost Reduction Plan	Total
Financial advisor fees related to the Spin-off	$4,598	$—	$4,598
Consulting fees	—	1,954	1,954
Start-up of stand-alone functions	2,219	—	2,219
Retention awards to certain employees	6,430	—	6,430
Chief Executive Officer signing bonus	2,000	—	2,000
Non-cash inventory write-downs	4,700	4,007	8,707
Employee termination benefits	—	30,971	30,971
Net charges to exit the use of a corporate operating lease	—	2,904	2,904
Other	—	1,167	1,167
Total restructuring and other charges	$19,947	$41,003	$60,950

Note 12 - Provision for Income Taxes

During the second quarter of 2017, our Brazil subsidiary entered the Tax Regularization Program (the “Program”) pursuant to Brazil Provisional Measure No. 766 issued on January 4, 2017. The Program allows for the partial settling of debts, both income tax debts and non-income-based tax debts, due by November 30, 2016 to Brazil’s Federal Revenue Service with the use of tax credits, including income tax loss carryforwards. An $11.9 million income tax benefit was recorded during the three and six months ended June 30, 2017 attributable to the reversal of valuation allowances against certain deferred tax assets related to income tax loss carryforwards that were utilized under the Program, including interest income. Additionally, during the three and six months ended June 30, 2017, we incurred $1.5 million in penalties, which is reflected in other (income) expense, net, in our statements of operations, and $2.4 million in interest expense, which is reflected in interest expense in our statements of operations, attributable to the settling of non-income-based tax debts in connection with the Program.

Management assesses all available positive and negative evidence to estimate our ability to generate sufficient future taxable income of the appropriate character, and in the appropriate taxing jurisdictions, to permit use of our existing deferred tax assets. A significant piece of objective negative evidence is a cumulative loss incurred over a three-year period in a taxing jurisdiction. Prevailing accounting practice is that such objective evidence would limit the ability to consider other subjective evidence, such as our projections for future growth. Based on information available at June 30, 2016, we expected to incur a three-year cumulative loss in the U.S. by the end of 2016. Due to this significant negative evidence of cumulative losses, which outweighed the positive evidence of firm sales backlog and projected further taxable income, we were no longer able to support that it was more-likely-than-not that we would have sufficient taxable income of the appropriate character in the future that would allow us to realize our U.S. deferred tax assets. During the three and six months ended June 30, 2016, we recorded additional valuation allowances against our U.S. deferred tax assets of $88.0 million.

Note 13 - Stock-Based Compensation

Stock Options

Stock options are granted at fair market value at the grant date, are exercisable according to the vesting schedule established and generally expire no later than seven years after the grant date. Stock options generally vest one-third per year on each of the first three anniversaries of the grant date. There were no stock options granted during the six months ended June 30, 2017.

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

The table below presents the changes in restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units for our common stock during the six months ended June 30, 2017. Non-vested awards granted prior to November 3, 2015 relate to Archrock’s and our employees, directors and consultants. Awards granted subsequent to November 3, 2015 only relate to our employees, directors and consultants.

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2017	1,292	$17.68
Granted	639	29.91
Vested	(544)	20.48
Change in expected vesting of performance units	103	30.87
Cancelled	(168)	18.50
Non-vested awards, June 30, 2017 (1)	1,322	23.36

(1)	Non-vested awards as of June 30, 2017 are comprised of 3,000 cash settled restricted stock units and 1,319,000 restricted shares, restricted stock units and performance units.

As of June 30, 2017, we estimate $22.4 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units issued to our employees to be recognized over the weighted-average vesting period of 2.2 years.

Note 14 - Net Income (Loss) Per Common Share

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

The following table presents a reconciliation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator for basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$3,576	$(106,582)	$4,259	$(135,412)
Income (loss) from discontinued operations, net of tax	(32)	11,036	19,606	(53,091)
Less: Net income attributable to participating securities	(102)	—	(699)	—
Net income (loss) — used in basic and diluted net income (loss) per common share	$3,442	$(95,546)	$23,166	$(188,503)

Weighted average common shares outstanding including participating securities	36,057	35,567	35,967	35,476
Less: Weighted average participating securities outstanding	(1,039)	(949)	(1,054)	(947)
Weighted average common shares outstanding — used in basic net income (loss) per common share	35,018	34,618	34,913	34,529
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	76	*	86	*
Weighted average common shares outstanding — used in diluted net income (loss) per common share	35,094	34,618	34,999	34,529

Net income (loss) per common share:
Basic	$0.10	$(2.76)	$0.66	$(5.46)
Diluted	$0.10	$(2.76)	$0.66	$(5.46)

*	Excluded from diluted net income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income (loss) per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	48	236	49	240
On exercise of options and vesting of restricted stock units	—	49	—	53
Net dilutive potential common shares issuable	48	285	49	293

Note 15 - Commitments and Contingencies

Guarantees

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of June 30, 2017
Performance guarantees through letters of credit (1)	2017 - 2021	$94,345
Standby letters of credit	2017	720
Bid bonds and performance bonds (1)	2017 - 2023	44,729
Maximum potential undiscounted payments		$139,794

(1)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.

Contingencies

See Note 2 and Note 6 for a discussion of our gain contingencies related to assets that were expropriated in Venezuela.

Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries until Archrock’s subsidiary has received an aggregate amount of such payments up to the lesser of (i) $125.8 million, plus the aggregate amount of all reimbursable expenses incurred by Archrock and its subsidiaries in connection with recovering any PDVSA Gas default installment payments following the completion of the Spin-off or (ii) $150.0 million. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. Pursuant to the separation and distribution agreement, we transferred cash of $19.7 million and $29.7 million to Archrock during the six months ended June 30, 2017 and 2016, respectively. The transfers of cash were recognized as reductions to additional paid-in capital in our financial statements. As of June 30, 2017, the remaining principal amount due to us from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets was approximately $21 million. In subsequent periods, the recognition of a liability, if applicable, resulting from this contingency to Archrock is expected to impact equity, and as such, is not expected to have an impact on our statements of operations.

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of June 30, 2017 and December 31, 2016, we had accrued $2.9 million and $3.1 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income-based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

Our business can be hazardous, involving unforeseen circumstances such as uncontrollable flows of natural gas or well fluids and fires or explosions. As is customary in our industry, we review our safety equipment and procedures and carry insurance against some, but not all, risks of our business. Our insurance coverage includes property damage, general liability, commercial automobile liability and other coverage we believe is appropriate. We believe that our insurance coverage is customary for the industry and adequate for our business; however, losses and liabilities not covered by insurance would increase our costs.

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

Contracts Containing Liquidated Damages Provisions

Some of our product sales contracts have schedule dates and performance obligations that could subject us to penalties for liquidated damages if not met. These generally relate to specified activities that must be completed by a set contractual date or by achievement of a specified level of output or throughput. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating or settling claims and closing out the contract. As of June 30, 2017, estimated penalties for liquidated damages of $8.7 million have been recorded in our financial statements based on our actual or projected failure to meet certain specified contractual milestone dates. We believe that we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we do not believe that we will incur any amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements. However, we may not achieve relief on some or all of the issues involved and as a result, we could be subject to higher liquidated damages amounts. Additionally, we have asserted claims, or intend to assert claims, against certain customers that could result in a release of such claims in exchange for release of certain liquidated damages currently recorded in our financial statements if settled. We recognize claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. These requirements are satisfied when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in our performance, claim-related costs are identifiable and considered reasonable in view of the work performed, evidence supporting the claim is objective and verifiable and collection is probable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims.

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

Contemporaneously with filing the Form 8-K on April 26, 2016, we self-reported the errors and possible irregularities at Belleli EPC to the SEC. Since then, we have been cooperating with the SEC in its investigation of this matter, including responding to a subpoena for documents related to the restatement and of our compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”), which were also provided to the Department of Justice at its request. The FCPA related requests in the SEC subpoena pertain to our policies and procedures, information about our third-party sales agents, and documents related to historical internal investigations completed prior to November 2015.

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

Note 16 - Reportable Segments

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

The following table presents revenues and other financial information by reportable segment during the three and six months ended June 30, 2017 and 2016 (in thousands):

Three Months Ended	Contract Operations	Aftermarket Services	Oil and Gas Product Sales	Belleli EPC Product Sales	Reportable Segments Total
June 30, 2017:
Revenue	$95,341	$24,244	$198,116	$12,885	$330,586
Gross margin (1)	60,650	6,966	20,091	4,821	92,528
June 30, 2016 (2)
Revenue	$94,689	$34,668	$99,332	$33,458	$262,147
Gross margin (1)	58,288	10,531	9,546	196	78,561

Six Months Ended	Contract Operations	Aftermarket Services	Oil and Gas Product Sales	Belleli EPC Product Sales	Reportable Segments Total
June 30, 2017:
Revenue	$187,386	$46,768	$328,972	$48,159	$611,285
Gross margin (1)	121,897	12,878	31,410	22,096	188,281
June 30, 2016 (2)
Revenue	$199,448	$64,909	$240,999	$63,421	$568,777
Gross margin (1)	124,549	18,472	20,908	(1,428)	162,501

(1)	Gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense).

(2)
In the third quarter of 2016, we changed our reporting segments to split our previously disclosed product sales segment into the following two new reportable segments: “oil and gas product sales” and “Belleli EPC product sales.” In the table above, reclassifications have been made for the three and six months ended June 30, 2016 to conform to this presentation.

The following table reconciles income (loss) before income taxes to total gross margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income (loss) before income taxes	$1,762	$(6,247)	$17,444	$(31,068)
Selling, general and administrative	46,084	40,648	91,481	86,386
Depreciation and amortization	29,447	27,417	55,327	78,350
Long-lived asset impairment	—	—	—	651
Restatement related charges (recoveries), net	(1,158)	7,851	1,014	7,851
Restructuring and other charges	310	10,636	2,178	23,203
Interest expense	12,382	8,879	19,469	17,342
Equity in income of non-consolidated affiliates	—	(5,229)	—	(10,403)
Other (income) expense, net	3,701	(5,394)	1,368	(9,811)
Total gross margin	$92,528	$78,561	$188,281	$162,501

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

General

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a market leader in the provision of compression, production and processing products and services that support the production and transportation of oil and natural gas throughout the world. We provide these products and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. We operate in four primary business lines: contract operations, aftermarket services, oil and gas product sales and Belleli EPC product sales. In our contract operations business line, we have operations outside of the United States of America (‘‘U.S.’’) where we own and operate natural gas compression equipment and crude oil and natural gas production and processing equipment on behalf of our customers. In our aftermarket services business line, we have operations outside of the U.S. where we provide operations, maintenance, overhaul and reconfiguration services to customers who own their own compression, production, processing, treating and related equipment. In our oil and gas product sales business line, we manufacture natural gas compression packages and oil and natural gas production and processing equipment for sale to our customers throughout the world and for use in our contract operations business line. In our Belleli EPC product sales business line that we are exiting, we have historically provided engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants. We currently expect to have substantially exited the Belleli EPC product sales business by the end of 2017. We also offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as integrated projects.

On November 3, 2015, Archrock, Inc. (named Exterran Holdings, Inc. prior to November 3, 2015) (“Archrock”) completed the spin-off (the ‘‘Spin-off”) of its international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company named Exterran Corporation.

We changed our reporting segments in the third quarter of 2016 to split our previously disclosed product sales segment into the following two new reportable segments: “oil and gas product sales” and “Belleli EPC product sales.” The contract operations and aftermarket services segments were not impacted by this change. The change in our reportable segments is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Global oil and U.S. natural gas prices declined significantly from the third quarter of 2014 through the middle of 2016 but began to improve in the second half of 2016. This price volatility led to declines in U.S. and worldwide capital spending for drilling activity during 2015 and 2016. Given an improvement in commodity prices since the low point in 2016, we anticipate industry spending to increase in 2017. However, if oil and natural gas prices decrease materially or return to low levels, we may experience a decline in bookings by our customers.

Our Performance Trends and Outlook

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression and oil and natural gas production and processing and our customers’ decisions to use our products and services, use our competitors’ products and services or own and operate the equipment themselves.

Low commodity prices in 2015 and the first half of 2016 led to reduced energy related capital spending by our customers in North America. The Henry Hub spot price for natural gas was $2.98 per MMBtu at June 30, 2017, which was 20% lower than prices at December 31, 2016 but 1% higher than prices at June 30, 2016, and the U.S. natural gas liquid composite price was $6.25 per MMBtu for the month of April 2017, which was 6% lower than prices for the month of December 2016 but 19% higher than prices for the month of June 2016. In addition, the West Texas Intermediate crude oil spot price as of June 30, 2017 was 14% and 5% lower than prices at December 31, 2016 and June 30, 2016, respectively. During periods of lower oil or natural gas prices, our customers typically decrease their capital expenditures, which generally results in lower activity levels. Third party booking activity levels for our manufactured oil and gas products in North America during the three months ended June 30, 2017 were $256.8 million, which represents an increase of 25% and 438% compared to the three months ended December 31, 2016 and June 30, 2016, respectively, and our North America product sales backlog as of June 30, 2017 was $444.4 million, which represents an increase of 87% and 593% compared to December 31, 2016 and June 30, 2016, respectively. We believe recent booking levels reflect the expectation that commodity prices will continue to remain above the low levels experienced in early 2016 as well as the selective deployment of capital by our customers in certain North America basins.

Industry forecasts indicate that U.S. spending is expected to rise for 2017 with a weaker outlook continuing in international markets. As such, we believe international spending will recover more slowly than spending in North America. Despite the anticipated slower recovery internationally, longer-term fundamentals in our international markets depend in part on international oil and gas infrastructure projects, many of which are based on longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based on longer-term fundamentals that may be less tied to near term commodity prices than our North American customers. However, lower oil and natural gas prices in international markets have had some negative impacts on the amount of capital investment in new projects by our customers. Over the long term, we believe the demand for our products and services in international markets will continue, and we expect to have opportunities to grow our international businesses. Third party booking activity levels for our manufactured oil and gas products in international markets during the three months ended June 30, 2017 were $23.3 million, which represents a decrease of 8% compared to the three months ended December 31, 2016, and our oil and gas international market product sales backlog as of June 30, 2017 was $62.1 million, which represents a decrease of 9% and an increase of 105% compared to December 31, 2016 and June 30, 2016, respectively. Third party bookings activity levels were insignificant for our manufactured oil and gas products in international markets during the three months ended June 30, 2016.

Aggregate third party booking activity levels for our manufactured oil and gas products in North America and international markets during the three months ended June 30, 2017 were $280.1 million, which represents an increase of 21% and 485% compared to the three months ended December 31, 2016 and June 30, 2016, respectively. The aggregate oil and gas product sales backlog for our manufactured products in North America and international markets as of June 30, 2017 was $506.5 million, which represents an increase of 65% and 436% compared to December 31, 2016 and June 30, 2016, respectively. Fluctuations in the size and timing of our customers request for bid proposals and awards of new contracts tend to create variability in booking activity levels from period to period.

Since the first quarter of 2016, we have been executing activities necessary to exit the Belleli EPC business that has historically been comprised of engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants in the Middle East (referred to as “Belleli EPC” or the “Belleli EPC business” herein). We currently expect to have substantially exited the Belleli EPC product sales business by the end of 2017. Based on contractual requirements, the progress on the projects and the status of negotiations with the related customers, a liability for estimated penalties for liquidated damages of $5.6 million has been included in our financial statements as of June 30, 2017, primarily due to our actual or projected failure to meet certain specified contractual milestone dates. We have asserted claims, or intend to assert claims, and are negotiating change orders that, if settled favorably, could result in recoveries for us, including a release of such claims in exchange for release of liquidated damages.

The timing of any change in activity levels by our customers is difficult to predict. As a result, our ability to project the anticipated activity level for our business, and particularly our oil and gas product sales segment, is limited. In the latter part of 2016 and first half of 2017, we experienced an increase in oil and gas product sales bookings. However, volatility in commodity prices could delay investments by our customers in significant projects, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

Our level of capital spending depends on our forecast for the demand for our products and services and the equipment required to provide services to our customers. Based on current demand we see for contract operations, we anticipate investing more capital in our contract operations business in 2017 than we did in 2016.

Operating Highlights

The following table summarizes our product sales backlog (in thousands):

	June 30, 2017	December 31, 2016	June 30, 2016
Product Sales Backlog (1):
Oil and Gas Product Sales Backlog:
Compressor and Accessory Backlog	$248,147	$160,006	$47,834
Production and Processing Equipment Backlog	256,785	144,252	42,551
Installation Backlog	1,599	1,964	4,127
Belleli EPC Backlog (2)	33,811	63,578	105,461
Total Product Sales Backlog	$540,342	$369,800	$199,973

(1)	Our product sales backlog consists of unfilled orders based on signed contracts and does not include potential product sales pursuant to letters of intent received from customers.

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

Revenue
Revenue during the three months ended June 30, 2017 increased to $330.6 million compared to $262.1 million during the three months ended June 30, 2016 primarily due to a significant increase in revenue in our oil and gas product sales segment, partially offset by decreases in revenue in our Belleli EPC product sales and aftermarket services segments.

Revenue during the six months ended June 30, 2017 increased to $611.3 million compared to $568.8 million during the six months ended June 30, 2016 due to an increase in revenue in our oil and gas product sales segment, partially offset by decreases in revenue in our aftermarket services, Belleli EPC product sales and contract operations segments.

Net income (loss)
We generated net income of $3.5 million compared to net loss of $95.5 million during the three months ended June 30, 2017 and 2016, respectively. The increase in net income during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to non-cash valuation allowances of $88.0 million recorded against U.S. net deferred tax assets during the prior year period, a decrease in restructuring and other charges and an increase in gross margin for our oil and gas product sales segment. These activities were partially offset by proceeds received during the prior year period of $19.3 million from the sale of our Venezuela subsidiary’s assets to PDVSA Gas, S.A. (PDVSA Gas) reflected in income from discontinued operations, net of tax. Net loss during the three months ended June 30, 2016 included income from discontinued operations, net of tax, of $11.0 million.

During the six months ended June 30, 2017, we generated net income of $23.9 million compared to net loss of $188.5 million during the six months ended June 30, 2016. The increase in net income during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to non-cash valuation allowances of $88.0 million recorded against U.S. net deferred tax assets during the prior year period, impairment charges reflected in loss from discontinued operations, net of tax, of $68.8 million related to Belleli CPE during the prior year period, an increase in gross margin for our Belleli EPC product sales segment, a decrease in depreciation and amortization expense and a decrease in restructuring and other charges. Net income (loss) during the six months ended June 30, 2017 and 2016 included income from discontinued operations, net of tax, of $19.6 million and loss from discontinued operations, net of tax, of $53.1 million, respectively.

EBITDA, as adjusted
Our EBITDA, as adjusted, was $45.7 million and $40.9 million during the three months ended June 30, 2017 and 2016, respectively. EBITDA, as adjusted, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 increased primarily due to increases in gross margin for our oil and gas product sales, Belleli EPC product sales and contract operations segments, partially offset by an increase in selling, general and administrative (“SG&A”) expense, a decrease in gross margin for our aftermarket services segment and a decrease of $1.0 million in gain on sale of property, plant and equipment.

Our EBITDA, as adjusted, was $97.0 million and $78.9 million during the six months ended June 30, 2017 and 2016, respectively. EBITDA, as adjusted, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 increased primarily due to increases in gross margin for our Belleli EPC product sales and oil and gas product sales segments, partially offset by decreases in gross margin for our aftermarket services and contract operations segments and an increase in SG&A expense.

EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures” included elsewhere in this Quarterly Report.

The Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Contract Operations
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
Revenue	$95,341	$94,689	1%
Cost of sales (excluding depreciation and amortization expense)	34,691	36,401	(5)%
Gross margin	$60,650	$58,288	4%
Gross margin percentage (1)	64%	62%	2%

(1) Defined as gross margin divided by revenue.

Revenue during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 remained relatively flat with the 1% increase in revenue driven by operations in Latin America. Gross margin and gross margin percentage increased during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to demobilization expenses of $2.5 million incurred in the prior year period on the early termination of a project in the Eastern Hemisphere.

Aftermarket Services
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
Revenue	$24,244	$34,668	(30)%
Cost of sales (excluding depreciation and amortization expense)	17,278	24,137	(28)%
Gross margin	$6,966	$10,531	(34)%
Gross margin percentage	29%	30%	(1)%

The decrease in revenue during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to decreases in parts sales and operations and maintenance services, most notably a decrease in parts sales of $3.7 million in China and a decrease in operations and maintenance services of $2.0 million in Colombia. Additionally, the sale of our North America refurbishment and services business in the first quarter of 2017 led to a $1.1 million decrease in revenue for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Gross margin decreased during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to the revenue decrease explained above. Gross margin percentage during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 remained relatively flat.

Oil and Gas Product Sales
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
Revenue	$198,116	$99,332	99%
Cost of sales (excluding depreciation and amortization expense)	178,025	89,786	98%
Gross margin	$20,091	$9,546	110%
Gross margin percentage	10%	10%	—%

The increase in revenue during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to a significant increase in North America booking activities in recent quarters. Revenue in North America increased by $95.8 million, which was primarily related to increases of $71.2 million and $30.5 million in compression equipment revenue and processing and treating equipment revenue, respectively. Gross margin increased during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to the revenue increase explained above. Gross margin percentage during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 remained flat.

Belleli EPC Product Sales
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
Revenue	$12,885	$33,458	(61)%
Cost of sales (excluding depreciation and amortization expense)	8,064	33,262	(76)%
Gross margin	$4,821	$196	2,360%
Gross margin percentage	37%	1%	36%

The decrease in revenue during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to decreased activities resulting from executing our exit of the Belleli EPC product sales business. We currently expect to have substantially exited this business by the end of 2017. The increases in gross margin and gross margin percentage were primarily due to incurring lower costs than expected to resolve a contingency on one project, which positively impacted gross margin by $3.6 million during the three months ended June 30, 2017, and a reduction in scope on a loss project negotiated during the current year period that positively impacted gross margin by $1.3 million.

Costs and Expenses
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
Selling, general and administrative	$46,084	$40,648	13%
Depreciation and amortization	29,447	27,417	7%
Restatement related charges (recoveries), net	(1,158)	7,851	(115)%
Restructuring and other charges	310	10,636	(97)%
Interest expense	12,382	8,879	39%
Equity in income of non-consolidated affiliates	—	(5,229)	(100)%
Other (income) expense, net	3,701	(5,394)	(169)%

Selling, general and administrative
SG&A expense during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 increased primarily due to the reinstitution of certain incentive compensation that was suspended in 2016, partially offset by cost savings resulting from the portions of our cost reduction plan previously implemented. SG&A expense as a percentage of revenue was 14% and 16% during the three months ended June 30, 2017 and 2016, respectively.

Depreciation and amortization
Depreciation and amortization expense during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 increased primarily due to an increase in depreciation expense of $2.1 million on a contract operations project in Brazil that started in August 2016. The depreciation expense recognized on this project in the current year period primarily related to capitalized installation costs, which included, among other things, civil engineering, piping, electrical instrumentation and project management costs.

Restatement related charges (recoveries), net
As discussed in Note 10 to the Financial Statements, during the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. During the three months ended June 30, 2017, we incurred $1.6 million of external costs associated with the current SEC investigation and remediation activities related to the restatement and recorded recoveries from Archrock pursuant to the separation and distribution agreement of $2.8 million for previously incurred restatement related costs. During the three months ended June 30, 2016, we incurred $7.9 million of costs associated with the restatement of our financial statements, which primarily related to $4.8 million of external accounting costs and $2.7 million of external legal costs.

Restructuring and other charges
In the second quarter of 2015, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities. These actions were in response to unfavorable market conditions in North America combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices. As a result of this plan, during the three months ended June 30, 2017, we incurred restructuring and other charges of $0.4 million primarily related to employee termination benefits. During the three months ended June 30, 2016, we incurred $9.5 million of restructuring and other charges as a result of this plan, which primarily related to $6.7 million of employee termination benefits and a $2.7 million charge for the exit of a corporate building under an operating lease. During the three months ended June 30, 2016, we incurred $1.2 million of costs associated with the Spin-off, of which $0.6 million related to retention awards to certain employees. The charges incurred in conjunction with the cost reduction plan and Spin-off are included in restructuring and other charges in our statements of operations. See Note 11 to the Financial Statements for further discussion of these charges.

Interest expense
The increase in interest expense during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to an increase in the effective rate on our debt, interest expense of $2.4 million recorded for the settling of non-income-based tax debt during the current year period in connection with the Brazilian Tax Regularization Program and $1.7 million of unamortized deferred financing costs expensed in the current period, partially offset by a lower average balance of long-term debt and amortization expense related to deferred financing costs associated with the term loan facility in the prior year period. As discussed in Note 7 to the Financial Statements, the proceeds received in April 2017 from the issuance of $375.0 million aggregate principal amount of 8.125% senior unsecured notes due 2025 (the “2017 Notes”) were used to repay all of the borrowings outstanding under the term loan facility and revolving credit facility. For further discussion on the Brazilian Tax Regularization Program, see Note 12 to the Financial Statements included elsewhere in this Quarterly Report.

Equity in income of non-consolidated affiliates
In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received an installment payment, including an annual charge of $5.2 million during the three months ended June 30, 2016. As of June 30, 2017, the remaining principal amount due to us was approximately $4 million. Payments we receive from the sale are recognized as equity in income of non-consolidated affiliates in our statements of operations in the periods such payments are received.

Other (income) expense, net
The change in other (income) expense, net, was primarily due to foreign currency losses of $3.2 million during the three months ended June 30, 2017 compared to foreign currency gains, net of foreign currency derivatives, of $1.4 million during the three months ended June 30, 2016. Our foreign currency gains and losses included translation losses of $1.4 million during the three months ended June 30, 2017 compared to translation gains, net of foreign currency derivatives, of $2.4 million during the three months ended June 30, 2016 related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. The change in other (income) expense, net, was also due to penalties of $1.5 million incurred for the settling of non-income-based tax debt during the current year period in connection with the Brazilian Tax Regularization Program discussed above and a decrease of $1.0 million in gain on sale of property, plant and equipment.

Income Taxes
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
Provision for (benefit from) income taxes	$(1,814)	$100,335	(102)%
Effective tax rate	(103)%	(1,606)%	1,503%

Our income tax expense for the three months ended June 30, 2017 included an $11.9 million income tax benefit attributable to the reversal of valuation allowances against certain deferred tax assets related to income tax loss carryforwards that were utilized under the Brazilian Tax Regularization Program and a $5.7 million valuation allowance recorded against U.S. deferred tax assets. Our income tax expense for the three months ended June 30, 2016 included an $88.0 million charge for valuation allowances recorded against our U.S. deferred tax assets and a $12.7 million charge incurred by one of our subsidiaries in Nigeria for settlement of a foreign tax audit ($7.4 million) and valuation allowances recorded against its remaining deferred tax assets ($5.3 million). Additionally, the change in income tax expense was impacted by an increase in income before income taxes of $8.0 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The valuation allowances recorded against our U.S. deferred tax assets related to carryforwards for U.S. federal net operating losses, foreign tax credits, research and development credits and alternative minimum tax credits.

Discontinued Operations
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
Income (loss) from discontinued operations, net of tax	$(32)	$11,036	(100)%

Income (loss) from discontinued operations, net of tax, during the three months ended June 30, 2017 and 2016 includes our Venezuelan subsidiary’s operations that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding, and our Belleli CPE business.

As discussed in Note 2 to the Financial Statements, in August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas. We received an installment payment, including an annual charge of $19.3 million during the three months ended June 30, 2016. As of June 30, 2017, the remaining principal amount due to us was approximately $17 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

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

The Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Contract Operations
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
Revenue	$187,386	$199,448	(6)%
Cost of sales (excluding depreciation and amortization expense)	65,489	74,899	(13)%
Gross margin	$121,897	$124,549	(2)%
Gross margin percentage (1)	65%	62%	3%

(1) Defined as gross margin divided by revenue.

The decrease in revenue during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to a $9.2 million decrease in revenue in Mexico, which was primarily driven by projects that terminated operations in 2016 and a reduction of recognized deferred revenue resulting from contract extensions, and a decrease in revenue of $7.7 million resulting from an early termination of a project in the Eastern Hemisphere in January 2016 that had been operating since the third quarter of 2009. These decreases were partially offset by a $7.2 million increase in revenue in Brazil primarily driven by the start-up of a project during the second half of 2016. Gross margin decreased during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the revenue decrease explained above. Gross margin percentage during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 increased primarily due to demobilization expenses of $5.4 million incurred in the prior year period on the early termination of a project in the Eastern Hemisphere discussed above. The early termination of a project in the Eastern Hemisphere resulted in additional costs during the six months ended June 30, 2016 in the form of depreciation expense, which is excluded from gross margin.

Aftermarket Services
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
Revenue	$46,768	$64,909	(28)%
Cost of sales (excluding depreciation and amortization expense)	33,890	46,437	(27)%
Gross margin	$12,878	$18,472	(30)%
Gross margin percentage	28%	28%	—%

The decrease in revenue during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to decreases in parts sales and operations and maintenance services, most notably a decrease in parts sales of $5.5 million in China and a decrease in operations and maintenance services of $4.7 million in Colombia. Additionally, the sale of our North America refurbishment and services business in the first quarter of 2017 led to a $1.7 million decrease in revenue for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Gross margin decreased during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the revenue decrease explained above. Gross margin percentage during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 remained flat.

Oil and Gas Product Sales
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
Revenue	$328,972	$240,999	37%
Cost of sales (excluding depreciation and amortization expense)	297,562	220,091	35%
Gross margin	$31,410	$20,908	50%
Gross margin percentage	10%	9%	1%

The increase in revenue during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to increases of $68.9 million and $17.3 million in North America and the Eastern Hemisphere, respectively. The increase in revenue in North America was primarily due to a significant increase in North America booking activities in recent quarters. In North America, compression equipment revenue and processing and treating equipment revenue increased by $71.3 million and $18.2 million, respectively, partially offset by a decrease of $18.6 million in production equipment revenue. The increase in the Eastern Hemisphere revenue was primarily due to an increase of $24.8 million in processing and treating equipment revenue, partially offset by a decrease of $8.8 million in compression equipment revenue. Gross margin increased during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the revenue increase explained above. Gross margin percentage during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 remained relatively flat.

Belleli EPC Product Sales
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
Revenue	$48,159	$63,421	(24)%
Cost of sales (excluding depreciation and amortization expense)	26,063	64,849	(60)%
Gross margin	$22,096	$(1,428)	1,647%
Gross margin percentage	46%	(2)%	48%

The decrease in revenue during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to decreased activities resulting from executing our exit of the Belleli EPC product sales business, partially offset by recoveries of $12.8 million and $5.6 million in the current year period resulting from our release of liquidated damages by a customer in exchange for us releasing them from certain extension of time claims and the obtainment of customer approved change orders, respectively. We currently expect to have substantially exited this business by the end of 2017. The increases in gross margin and gross margin percentage were primarily caused by the release of liquidated damages and customer approved change orders discussed above, a reduction in scope on a loss project negotiated during the current year period that positively impacted gross margin by $1.3 million and cost savings realized from subcontractors during the current year period.

Costs and Expenses
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
Selling, general and administrative	$91,481	$86,386	6%
Depreciation and amortization	55,327	78,350	(29)%
Long-lived asset impairment	—	651	(100)%
Restatement related charges, net	1,014	7,851	(87)%
Restructuring and other charges	2,178	23,203	(91)%
Interest expense	19,469	17,342	12%
Equity in income of non-consolidated affiliates	—	(10,403)	(100)%
Other (income) expense, net	1,368	(9,811)	(114)%

Selling, general and administrative
SG&A expense increased during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the reinstitution of certain incentive compensation that was suspended in 2016, partially offset by cost savings resulting from the portions of our cost reduction plan previously implemented. During the six months ended June 30, 2017 and 2016, SG&A expense as a percentage of revenue was 15% in each period.

Depreciation and amortization
Depreciation and amortization expense during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 decreased primarily due to depreciation expense of $22.2 million recognized during the six months ended June 30, 2016 on a contract operations project in the Eastern Hemisphere that early terminated operations in January 2016. The depreciation expense recognized on this project in the prior year period primarily related to capitalized installation costs, which included, among other things, civil engineering, piping, electrical instrumentation and project management costs. The project had been operating since the third quarter of 2009.

Long-lived asset impairment
As discussed in Note 2 to the Financial Statements, in the first quarter of 2016, we began executing a plan to exit our Belleli EPC business to focus on our core oil and gas businesses. Based on our decision to cease the booking of new orders for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants, the customer relationship intangible assets related to our Belleli EPC business were assessed to have no future benefit to us. As a result, we recorded a long-lived asset impairment charge of $0.7 million during the six months ended June 30, 2016.

Restatement related charges, net
As discussed in Note 10 to the Financial Statements, during the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. During the six months ended June 30, 2017, we incurred $3.8 million of external costs associated with the current SEC investigation and remediation activities related to the restatement and recorded recoveries from Archrock pursuant to the separation and distribution agreement of $2.8 million for previously incurred restatement related costs. During the six months ended June 30, 2016, we incurred $7.9 million of costs associated with the restatement of our financial statements, which primarily related to $4.8 million of external accounting costs and $2.7 million of external legal costs.

Restructuring and other charges
In the second quarter of 2015, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities. These actions were in response to unfavorable market conditions in North America combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices. As a result of this plan, during the six months ended June 30, 2017, we incurred restructuring and other charges of $1.9 million primarily related to employee termination benefits. During the six months ended June 30, 2016, we incurred $20.4 million of restructuring and other charges as a result of this plan, which primarily related to $17.5 million of employee termination benefits and a $2.7 million charge for the exit of a corporate building under an operating lease. Additionally, during the six months ended June 30, 2017, we incurred $0.3 million of costs associated with the Spin-off primarily related to retention awards to certain employees. During the six months ended June 30, 2016, we incurred $2.8 million of costs associated with the Spin-off, of which $1.9 million related to retention awards to certain employees. The charges incurred in conjunction with the cost reduction plan and Spin-off are included in restructuring and other charges in our statements of operations. See Note 11 to the Financial Statements for further discussion of these charges.

Interest expense
The increase in interest expense during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to an increase in the effective rate on our debt, interest expense of $2.4 million recorded for the settling of non-income-based tax debt during the current year period in connection with the Brazilian Tax Regularization Program and $1.7 million of unamortized deferred financing costs expensed in the current period, partially offset by a lower average balance of long-term debt and a decrease in the amortization expense related to deferred financing costs associated with the term loan facility. As discussed in Note 7 to the Financial Statements, the proceeds received in April 2017 from the issuance of the 2017 Notes were used to repay all of the borrowings outstanding under the term loan facility and revolving credit facility. For further discussion on the Brazilian Tax Regularization Program, see Note 12 to the Financial Statements included elsewhere in this Quarterly Report.

Equity in income of non-consolidated affiliates
In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received installment payments, including an annual charge of $10.4 million during the six months ended June 30, 2016. As of June 30, 2017, the remaining principal amount due to us was approximately $4 million. Payments we receive from the sale are recognized as equity in income of non-consolidated affiliates in our statements of operations in the periods such payments are received.

Other (income) expense, net
The change in other (income) expense, net, was primarily due to foreign currency losses of $1.9 million during the six months ended June 30, 2017 compared to foreign currency gains, net of foreign currency derivatives, of $5.0 million during the six months ended June 30, 2016. Foreign currency gains during the six months ended June 30, 2016 included translation gains, net of foreign currency derivatives, of $7.0 million related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. The change in other (income) expense, net, was also due to penalties of $1.5 million incurred for the settling of non-income-based tax debt during the current year period in connection with the Brazilian Tax Regularization Program discussed above and a decrease of $0.5 million in gain on sale of property, plant and equipment.

Income Taxes
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
Provision for income taxes	$13,185	$104,344	(87)%
Effective tax rate	76%	(336)%	412%

Our income tax expense for the six months ended June 30, 2017 included an $11.9 million income tax benefit attributable to the reversal of valuation allowances against certain deferred tax assets related to income tax loss carryforwards that were utilized under the Brazilian Tax Regularization Program and a $15.4 million valuation allowance recorded against U.S. deferred tax assets. Our income tax expense for the six months ended June 30, 2016 included an $88.0 million charge for valuation allowances recorded against our U.S. deferred tax assets and a $12.7 million charge incurred by one of our subsidiaries in Nigeria for settlement of a foreign tax audit ($7.4 million) and valuation allowances recorded against its remaining deferred tax assets ($5.3 million). Additionally, the change in income tax expense was impacted by an increase in income before income taxes of $48.5 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The valuation allowances recorded against our U.S. deferred tax assets related to carryforwards for U.S. federal net operating losses, foreign tax credits, research and development credits and alternative minimum tax credits.

Discontinued Operations
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
Income (loss) from discontinued operations, net of tax	$19,606	$(53,091)	137%

Income (loss) from discontinued operations, net of tax, during the six months ended June 30, 2017 and 2016 includes our Venezuelan subsidiary’s operations that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding, and our Belleli CPE business.

As discussed in Note 2 to the Financial Statements, in August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas. We received an installment payment, including an annual charge, of $19.7 million and $19.3 million during the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the remaining principal amount due to us was approximately $17 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

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

Liquidity and Capital Resources

Our unrestricted cash balance was $45.4 million at June 30, 2017 compared to $35.7 million at December 31, 2016. Working capital increased to $179.7 million at June 30, 2017 from $177.8 million at December 31, 2016. The increase in working capital was primarily due to a decrease in accrued liabilities and increases in account receivables and costs and estimated earnings in excess of billings on uncompleted contracts, partially offset by increases in billings on uncompleted contracts in excess of costs and estimated earnings and accounts payables. The increases in account receivables, costs and estimated earnings in excess of billings on uncompleted contracts, billings on uncompleted contracts in excess of costs and estimated earnings and accounts payable were primarily driven by higher oil and gas product sales activity in North America. The decrease in accrued liabilities was primarily due to a decrease in accrued loss contract provisions resulting from the negotiated release of liquidated damages and receipt of customer approved change orders on a significant Belleli EPC product sales project.

Our cash flows from operating, investing and financing activities as reflected in the statements of cash flows are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in) continuing operations:
Operating activities	$55,861	$174,297
Investing activities	(36,331)	(19,538)
Financing activities	(30,643)	(159,301)
Effect of exchange rate changes on cash and cash equivalents	(42)	(2,544)
Discontinued operations	20,841	11,474
Net change in cash and cash equivalents	$9,686	$4,388

Operating Activities.  The decrease in net cash provided by operating activities during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily attributable to an increase in working capital during the current year period compared to a decrease in working capital during the prior year period. Working capital changes during the six months ended June 30, 2017 included an increase of $25.7 million in accounts receivable and a decrease of $28.6 million in costs and estimated earnings versus billings on uncompleted contracts. Working capital changes during the six months ended June 30, 2016 included a decrease of $124.9 million in accounts receivable, a decrease of $36.7 million in inventory, a decrease of $36.4 million in accounts payable and other liabilities and an increase of $23.6 million in deferred revenue.

Investing Activities.  The increase in net cash used in investing activities during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily attributable to a $13.4 million increase in capital expenditures and a $10.4 million decrease in proceeds received from the sale of our joint ventures’ previously nationalized assets, partially offset by a $6.1 million increase in proceeds from the sale of property, plant and equipment.

Financing Activities.  The decrease in net cash used in financing activities during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily attributable to an increase in net borrowings of $152.3 million on our long-term debt, partially offset by a $15.1 million increase in cash transferred to Archrock pursuant to the separation and distribution agreement. The transfers of cash to Archrock during the six months ended June 30, 2017 and 2016 were triggered by our receipt of payments from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets and our occurrence of a qualified capital raise.

Discontinued Operations.  The increase in net cash provided by discontinued operations during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily attributable to working capital changes related to our Belleli CPE business in the prior year period and a $0.4 million increase in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas.

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

We generally invest funds necessary to manufacture contract operations fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our targeted return on capital. We currently plan to spend approximately $150 million to $165 million in capital expenditures during 2017, including (1) approximately $125 million to $130 million on contract operations growth capital expenditures and (2) approximately $15 million to $20 million on equipment maintenance capital related to our contract operations business.

Long-Term Debt. We and our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”), have a fourth amended and restated credit agreement (the “Credit Agreement”) consisting of a $680.0 million revolving credit facility expiring in November 2020 and previously included a term loan facility. In April 2017, we paid the remaining principal amount of $232.8 million due under the term loan facility with proceeds from the 2017 Notes (as defined below) issuance.

During the six months ended June 30, 2017 and 2016, the average daily borrowings under the term loan facility and revolving credit facility were $161.4 million and $469.8 million, respectively. The weighted average annual interest rate on outstanding borrowings under the revolving credit facility at June 30, 2016 was 4.3%. The annual interest rate on the outstanding balance of the term loan facility at June 30, 2016 was 6.8%.

As of June 30, 2017, we had $55.8 million in outstanding letters of credit under our revolving credit facility and, taking into account guarantees through letters of credit, we had undrawn capacity of $624.2 million under our revolving credit facility. Our Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $415.4 million of the $624.2 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of June 30, 2017.

The Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Credit Agreement) of 2.75 to 1.00. As of June 30, 2017, Exterran Corporation maintained a 6.4 to 1.0 interest coverage ratio and a 2.1 to 1.0 total leverage ratio. As of June 30, 2017, we were in compliance with all financial covenants under the Credit Agreement.

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued $375.0 million aggregate principal amount of 8.125% senior unsecured notes due 2025 (the “2017 Notes”). The 2017 Notes are guaranteed by us on a senior unsecured basis. The net proceeds of $366.9 million from the 2017 Notes issuance were used to repay all of the borrowings outstanding under the term loan facility and revolving credit facility and for general corporate purposes. Additionally, pursuant to the separation and distribution agreement from the Spin-off, EESLP used proceeds from the issuance of the 2017 Notes to pay a subsidiary of Archrock $25.0 million in satisfaction of EESLP’s obligation to pay that sum following the occurrence of a qualified capital raise. The transfer of cash to Archrock’s subsidiary was recognized as a reduction to additional paid-in capital in the second quarter of 2017.

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

Historically, we have financed capital expenditures primarily with net cash provided by operating activities. Our ability to access the capital markets may be restricted at the time when we would like, or need, to do so, which could have an adverse impact on our ability to maintain our operations and to grow. If any of our lenders become unable to perform their obligations under the Credit Agreement, our borrowing capacity under our revolving credit facility could be reduced. Inability to borrow additional amounts under our revolving credit facility could limit our ability to fund our future growth and operations. Based on current market conditions, we expect that net cash provided by operating activities and borrowings under our revolving credit facility will be sufficient to finance our operating expenditures, capital expenditures and other contractual cash obligations, including our debt obligations. However, if net cash provided by operating activities and borrowings under our revolving credit facility are not sufficient, we may seek additional debt or equity financing.

Contingencies to Archrock. Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries until Archrock’s subsidiary has received an aggregate amount of such payments up to the lesser of (i) $125.8 million, plus the aggregate amount of all reimbursable expenses incurred by Archrock and its subsidiaries in connection with recovering any PDVSA Gas default installment payments following the completion of the Spin-off or (ii) $150.0 million. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. Pursuant to the separation and distribution agreement, we transferred cash of $19.7 million and $29.7 million to Archrock during the six months ended June 30, 2017 and 2016, respectively. The transfers of cash were recognized as reductions to additional paid-in capital in our financial statements. As of June 30, 2017, the remaining principal amount due to us from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets was approximately $21 million.

Unrestricted Cash. Of our $45.4 million unrestricted cash balance at June 30, 2017, $21.0 million was held by our non-U.S. subsidiaries. We have not provided for U.S. federal income taxes on indefinitely (or permanently) reinvested cumulative earnings generated by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to both foreign withholding taxes and U.S. federal income taxes net of allowable foreign tax credits. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S. and the available borrowing capacity under our revolving credit facility, as well as the repayment of intercompany liabilities from our non-U.S. subsidiaries, will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

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

EBITDA, as adjusted, is not a measure of financial performance under GAAP and should not be considered in isolation or as an alternative to net income (loss), cash flows from operating activities or any other measure determined in accordance with GAAP. Items excluded from EBITDA, as adjusted, are significant and necessary components to the operation of our business and therefore, EBITDA, as adjusted, should only be used as a supplemental measure of our operating performance.

The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$3,544	$(95,546)	$23,865	$(188,503)
(Income) loss from discontinued operations, net of tax	32	(11,036)	(19,606)	53,091
Depreciation and amortization	29,447	27,417	55,327	78,350
Long-lived asset impairment	—	—	—	651
Restatement related charges (recoveries), net	(1,158)	7,851	1,014	7,851
Restructuring and other charges	310	10,636	2,178	23,203
Proceeds from sale of joint venture assets	—	(5,229)	—	(10,403)
Interest expense	12,382	8,879	19,469	17,342
(Gain) loss on currency exchange rate remeasurement of intercompany balances	1,436	(2,390)	(26)	(7,000)
Loss on sale of business	—	—	111	—
Brazilian Tax Regularization Program penalties	1,476	—	1,476	—
Provision for (benefit from) income taxes	(1,814)	100,335	13,185	104,344
EBITDA, as adjusted	$45,655	$40,917	$96,993	$78,926

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with changes in foreign currency exchange rates due to our significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We currently do not have any derivative financial instruments outstanding to mitigate foreign currency risk. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency exchange rates related to the potential impact these changes could have on future earnings and forecasted cash flows. We recorded foreign currency gains of $1.9 million and $5.5 million in our statements of operations during the six months ended June 30, 2017 and 2016, respectively. Our foreign currency gains are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Our material exchange rate exposure relates to intercompany loans to a subsidiary whose functional currency is the Brazilian Real, which loans carried balances of $30.2 million U.S. dollars as of June 30, 2017. Foreign currency gains during the six months ended June 30, 2016 included translation gains of $7.5 million related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. Additionally, during the six months ended June 30, 2016, we recognized a loss of $0.5 million on forward currency exchange contracts that offset exchange rate exposure related to intercompany loans to a subsidiary whose functional currency is the Brazilian Real. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our principal executive officer and principal financial officer concluded that, due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures), our disclosure controls and procedures were not effective as of June 30, 2017. Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

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

Remediation of Material Weakness in Internal Control Over Financial Reporting

Our management continues to be committed to the implementation of remediation efforts to address all identified material weaknesses, as well as to foster continuous improvement in our internal controls. These remediation efforts, summarized below, are implemented, in the process of being implemented or are planned for implementation, and are intended to address the identified material weaknesses and enhance our overall financial control environment.

In the first quarter of 2016, our management made a decision to exit the Belleli EPC business, which includes Belleli EPC’s engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants. Accordingly, Belleli EPC has not entered into any new contracts or orders from any new or existing customers relating to the Belleli EPC business. This departure decision is considered in determining the nature and extent of our Belleli EPC remediation efforts. In addition, Belleli EPC’s prior local senior management responsible for the intentional override of controls and misconduct are no longer employees of Belleli EPC or its affiliates.

We have made numerous changes throughout our organization and have taken significant other actions to reinforce the importance of a strong control environment, including training and other steps designed to strengthen and enhance our control culture.

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

Our management continues to believe meaningful progress has been made against remaining remediation efforts; although timetables vary, management regards successful completion as an important priority. Ongoing remediation activities include:

•	Continuing our enhanced review of estimated costs at completion as part of the monthly close process;

•	Reviewing and redesigning internal controls, including spreadsheet controls, to ensure that the control objectives mitigate the identified risks;

•
Continuing to assess and redesign, as necessary, systems and related processes at Belleli EPC to ensure information technology oversight matches the operations of the business. In this regard, the Company’s corporate Information Technology Department migrated the Belleli EPC server from Italy to Hamriyah, United Arab Emirates, and has integrated Belleli EPC’s Enterprise Resource Planning system into the Company’s integrated technology framework;

•	Integrating accounting, manufacturing and operations functions and revising organizational structures to enhance accurate reporting and ensure appropriate review and accountability;

•	Continuing to assess current staffing levels and competencies to ensure the optimal complement of personnel with appropriate backgrounds and skill sets;

•
Enhancing our Sarbanes-Oxley (SOX) compliance procedures, including designing controls to respond to our risk assessment processes, implementing walkthroughs and performing risk responsive testing on our internal controls; and

•	Continuing our corporate review, at least quarterly, of non-income-based tax receivables globally.

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

Contemporaneously with filing the Form 8-K on April 26, 2016, we self-reported the errors and possible irregularities at Belleli EPC to the SEC. Since then, we have been cooperating with the SEC in its investigation of this matter, including responding to a subpoena for documents related to the restatement and of our compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”), which were also provided to the Department of Justice at its request. The FCPA related requests in the SEC subpoena pertain to our policies and procedures, information about our third-party sales agents, and documents related to historical internal investigations completed prior to November 2015.

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table summarizes our repurchases of equity securities during the three months ended June 30, 2017:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
April 1, 2017 - April 30, 2017	880	$29.80	N/A	N/A
May 1, 2017 - May 31, 2017	2,648	28.23	N/A	N/A
June 1, 2017 - June 30, 2017	—	—	N/A	N/A
Total	3,528	$28.62	N/A	N/A
____________________

(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

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

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
________________________________

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exterran Corporation

Date: August 8, 2017	By:	/s/ DAVID A. BARTA
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

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
________________________________

*	Filed herewith.
**	Furnished, not filed.