Form 10-Q
period 2017-09-30
Exterran Corp
filed 2017-11-07
CIK 1635881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017
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

Number of shares of the common stock of the registrant outstanding as of October 31, 2017: 35,788,190 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$71,202	$35,678
Restricted cash	546	671
Accounts receivable, net of allowance of $6,020 and $5,383, respectively	265,315	230,607
Inventory (Note 3)	138,751	157,516
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 4)	40,696	31,956
Other current assets	42,111	55,516
Current assets associated with discontinued operations (Note 2)	4	14
Total current assets	558,625	511,958
Property, plant and equipment, net (Note 5)	812,797	797,809
Deferred income taxes	9,042	6,015
Intangible and other assets, net	76,906	58,996
Total assets	$1,457,370	$1,374,778

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$126,052	$95,959
Accrued liabilities	143,146	162,792
Deferred revenue	36,797	32,154
Billings on uncompleted contracts in excess of costs and estimated earnings (Note 4)	96,789	42,116
Current liabilities associated with discontinued operations (Note 2)	63	1,113
Total current liabilities	402,847	334,134
Long-term debt (Note 7)	367,896	348,970
Deferred income taxes	13,649	11,700
Long-term deferred revenue	100,043	98,964
Other long-term liabilities	24,352	24,237
Long-term liabilities associated with discontinued operations (Note 2)	—	2
Total liabilities	908,787	818,007
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 36,190,463 and 35,641,113 shares issued, respectively	362	356
Additional paid-in capital	736,065	768,304
Accumulated deficit	(230,172)	(257,252)
Treasury stock — 406,332 and 202,430 common shares, at cost, respectively	(5,464)	(2,145)
Accumulated other comprehensive income	47,792	47,508
Total stockholders’ equity (Note 13)	548,583	556,771
Total liabilities and stockholders’ equity	$1,457,370	$1,374,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Contract operations	$92,561	$99,143	$279,947	$298,591
Aftermarket services	29,799	26,590	76,567	91,499
Oil and gas product sales	192,119	73,685	521,091	314,684
Belleli EPC product sales	12,616	29,740	60,775	93,161
	327,095	229,158	938,380	797,935
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	33,640	36,056	99,129	110,955
Aftermarket services	21,903	19,046	55,793	65,483
Oil and gas product sales	171,619	70,074	469,181	290,165
Belleli EPC product sales	9,116	29,104	35,179	93,953
Selling, general and administrative	44,197	37,864	135,678	124,250
Depreciation and amortization	28,314	28,183	83,641	106,533
Long-lived asset impairment (Note 9)	—	5,358	—	6,009
Restatement related charges (Note 10)	1,997	12,298	3,011	20,149
Restructuring and other charges (Note 11)	417	2,239	2,595	25,442
Interest expense	7,860	8,254	27,329	25,596
Equity in income of non-consolidated affiliates (Note 6)	—	—	—	(10,403)
Other (income) expense, net	(2,496)	(3,349)	(1,128)	(13,160)
	316,567	245,127	910,408	844,972
Income (loss) before income taxes	10,528	(15,969)	27,972	(47,037)
Provision for income taxes (Note 12)	7,146	16,343	20,331	120,687
Income (loss) from continuing operations	3,382	(32,312)	7,641	(167,724)
Income (loss) from discontinued operations, net of tax (Note 2)	(29)	19,652	19,577	(33,439)
Net income (loss)	$3,353	$(12,660)	$27,218	$(201,163)

Basic net income (loss) per common share (Note 15):
Income (loss) from continuing operations per common share	$0.09	$(0.93)	$0.22	$(4.85)
Income (loss) from discontinued operations per common share	—	0.56	0.54	(0.97)
Net income (loss) per common share	$0.09	$(0.37)	$0.76	$(5.82)

Diluted net income (loss) per common share (Note 15):
Income (loss) from continuing operations per common share	$0.09	$(0.93)	$0.21	$(4.85)
Income (loss) from discontinued operations per common share	—	0.56	0.54	(0.97)
Net income (loss) per common share	$0.09	$(0.37)	$0.75	$(5.82)

Weighted average common shares outstanding used in net income (loss) per common share (Note 15):
Basic	35,046	34,632	34,937	34,550
Diluted	35,120	34,632	35,019	34,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$3,353	$(12,660)	$27,218	$(201,163)
Other comprehensive income:
Foreign currency translation adjustment	1,310	16,412	284	20,611
Comprehensive income (loss)	$4,663	$3,752	$27,502	$(180,552)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2016	$352	$805,755	$(29,315)	$(54)	$29,198	$805,936
Net loss			(201,163)			(201,163)
Options exercised		694				694
Foreign currency translation adjustment					20,611	20,611
Cash transfer to Archrock, Inc. (Note 16)		(49,176)				(49,176)
Treasury stock purchased				(1,444)		(1,444)
Stock-based compensation, net of forfeitures	4	10,157				10,161
Income tax benefit from stock-based compensation expenses		(27)				(27)
Balance, September 30, 2016	$356	$767,403	$(230,478)	$(1,498)	$49,809	$585,592

Balance, January 1, 2017	$356	$768,304	$(257,252)	$(2,145)	$47,508	$556,771
Cumulative-effect adjustment from adoption of ASU 2016-09		138	(138)			—
Net income			27,218			27,218
Options exercised	1	683				684
Foreign currency translation adjustment					284	284
Cash transfer to Archrock, Inc. (Notes 7 and 16)		(44,720)				(44,720)
Treasury stock purchased				(3,319)		(3,319)
Stock-based compensation, net of forfeitures	5	11,660				11,665
Balance, September 30, 2017	$362	$736,065	$(230,172)	$(5,464)	$47,792	$548,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$27,218	$(201,163)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	83,641	106,533
Long-lived asset impairment	—	6,009
Amortization of deferred financing costs	4,044	3,453
(Income) loss from discontinued operations, net of tax	(19,577)	33,439
Provision for doubtful accounts	1,383	2,101
Gain on sale of property, plant and equipment	(1,956)	(2,354)
Equity in income of non-consolidated affiliates	—	(10,403)
Gain on remeasurement of intercompany balances	(2,473)	(9,922)
Loss on foreign currency derivatives	—	587
Loss on sale of business	111	—
Stock-based compensation expense	11,665	10,161
Deferred income tax provision (benefit)	(2,006)	73,108
Changes in assets and liabilities:
Accounts receivable and notes	(37,709)	127,751
Inventory	9,817	44,861
Costs and estimated earnings versus billings on uncompleted contracts	45,943	16,578
Other current assets	(1,494)	6,470
Accounts payable and other liabilities	5,010	(25,733)
Deferred revenue	2,931	25,083
Other	(9,257)	6,477
Net cash provided by continuing operations	117,291	213,036
Net cash provided by (used in) discontinued operations	2,006	(2,284)
Net cash provided by operating activities	119,297	210,752

Cash flows from investing activities:
Capital expenditures	(79,122)	(47,689)
Proceeds from sale of property, plant and equipment	7,309	972
Proceeds from sale of business	894	—
Return of investments in non-consolidated affiliates	—	10,403
Settlement of foreign currency derivatives	—	(396)
Decrease in restricted cash	125	408
Net cash used in continuing operations	(70,794)	(36,302)
Net cash provided by discontinued operations	18,600	36,734
Net cash provided by (used in) investing activities	(52,194)	432

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	488,000	353,758
Repayments of long-term debt	(463,940)	(508,948)
Cash transfer to Archrock, Inc. (Note 7 and 16)	(44,720)	(49,176)
Payments for debt issuance costs	(7,911)	(779)
Proceeds from stock options exercised	684	694
Purchases of treasury stock	(3,319)	(1,444)
Net cash used in financing activities	(31,206)	(205,895)

Effect of exchange rate changes on cash and cash equivalents	(373)	(2,268)
Net increase in cash and cash equivalents	35,524	3,021
Cash and cash equivalents at beginning of period	35,678	29,032
Cash and cash equivalents at end of period	$71,202	$32,053

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Basis of Presentation

Description of Business

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a global market leader in natural gas processing and treating, compression and production products and services, providing critical midstream infrastructure solutions to customers throughout the world. Outside the United States of America (“U.S.”), we are a leading provider of full-service natural gas contract compression and water treatment solutions, and a supplier of new, used, original equipment manufacturer and aftermarket parts and services. We provide these products and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. We operate in four primary business lines: contract operations, aftermarket services, oil and gas product sales and Belleli EPC product sales.

On November 3, 2015, Archrock, Inc. (named Exterran Holdings, Inc. prior to November 3, 2015) (“Archrock”) completed the spin-off (the ‘‘Spin-off”) of its international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company named Exterran Corporation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Exterran Corporation included herein have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments of a normal recurring nature that are necessary to fairly present our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2016. That report contains a comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The update covers such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. On January 1, 2017, we adopted this update. Upon adoption, we elected to account for forfeitures as they occur rather than applying an estimated forfeiture rate, which resulted in a cumulative-effect adjustment to accumulated deficit and additional paid-in capital of $0.1 million under the modified retrospective transition method. Additionally, as a result of this adoption, cash flows related to excess tax benefits are now presented as operating activities within the statements of cash flows. The impact of this retrospective adoption was immaterial to the results of the prior year period.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The update outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt the updates. We intend to adopt the new guidance on January 1, 2018 using the modified retrospective approach. In preparation for our adoption of the new standard, we have evaluated representative samples of contracts and other forms of agreements with our customers based upon the five-step model specified by the new guidance. We have completed a preliminary assessment of the potential impact the implementation of this new guidance may have on our financial statements. Although our preliminary assessment may change based upon completion of our evaluation, the following summarizes the more significant impacts expected from the adoption of the new standard:

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

Additionally, the new guidance will require us to enhance our disclosures to provide additional information relating to disaggregated revenue, contract assets and liabilities and remaining performance obligations. We are currently evaluating potential changes to our information systems, processes and internal controls to meet the new standard’s reporting and disclosure requirements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations. The update also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting will be similar to the current model except for changes made to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance will be replaced with a new model applicable to both lessees and lessors. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Adoption will require a modified retrospective approach beginning with the earliest period presented. We are currently evaluating the potential impact of the update on our financial statements.

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

Note 2 - Discontinued Operations

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received installment payments, including an annual charge, totaling $19.7 million during the nine months ended September 30, 2017 and $19.5 million and $38.8 million during the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, the remaining principal amount due to us was approximately $17 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In connection with the sale of these assets, we have agreed to suspend the arbitration proceeding previously filed by our Spanish subsidiary against Venezuela pending payment in full by PDVSA Gas of the purchase price for these nationalized assets.

In accordance with the separation and distribution agreement from the Spin-off, a subsidiary of Archrock has the right to receive payments from our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”), based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our previously nationalized assets promptly after such amounts are collected by our subsidiaries. Pursuant to the separation and distribution agreement, we transferred cash of $19.7 million and $38.8 million to Archrock during the nine months ended September 30, 2017 and 2016, respectively. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. See Note 16 for further discussion related to our contingent liability to Archrock.

In the first quarter of 2016, we began executing a plan to exit certain Belleli businesses to focus on our core oil and gas businesses. Specifically, we began marketing for sale the Belleli CPE business comprised of engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities (referred to as “Belleli CPE” or the “Belleli CPE business” herein). In addition, we began executing our exit of the Belleli EPC business that has historically been comprised of engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants in the Middle East (referred to as “Belleli EPC” or the “Belleli EPC business” herein). Belleli CPE met the held for sale criteria and is reflected as discontinued operations in our financial statements for all periods presented. In August 2016, we completed the sale of our Belleli CPE business to Tosto S.r.l. for cash proceeds of $5.5 million. Belleli CPE was previously included in our former product sales segment. In conjunction with the planned disposition of Belleli CPE, we recorded impairments of long-lived assets and current assets that totaled $68.8 million during the nine months ended September 30, 2016. The impairment charges are reflected in income (loss) from discontinued operations, net of tax. In accordance with GAAP, Belleli EPC will be reflected as discontinued operations upon the substantial cessation of the remaining non-oil and gas business, which is expected to occur by the end of 2017. During the first quarter of 2016, we ceased the booking of new orders for our Belleli EPC business. Our plan to exit our Belleli EPC business resulted in a reduction in the remaining useful lives of the assets that are currently used in the Belleli EPC business and a long-lived asset impairment charge of $0.7 million impacting results from continuing operations during the nine months ended September 30, 2016. Belleli EPC is represented by our Belleli EPC product sales segment.

The following table summarizes the operating results of discontinued operations (in thousands):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
	Venezuela	Venezuela	Belleli CPE	Total
Revenue	$—	$—	$4,376	$4,376
Cost of sales (excluding depreciation and amortization expense)	—	—	3,887	3,887
Selling, general and administrative	29	47	788	835
Recovery attributable to expropriation	—	(16,567)	—	(16,567)
Interest expense	—	—	2	2
Other (income) expense, net	—	(2,941)	(492)	(3,433)
Income (loss) from discontinued operations, net of tax	$(29)	$19,461	$191	$19,652

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	Venezuela	Venezuela	Belleli CPE	Total
Revenue	$—	$—	$28,469	$28,469
Cost of sales (excluding depreciation and amortization expense)	—	—	27,323	27,323
Selling, general and administrative	94	125	4,229	4,354
Depreciation and amortization	—	—	861	861
Long-lived asset impairment	—	—	68,780	68,780
Recovery attributable to expropriation	(16,514)	(33,124)	—	(33,124)
Interest expense	—	—	17	17
Other (income) expense, net	(3,157)	(5,962)	(341)	(6,303)
Income (loss) from discontinued operations, net of tax	$19,577	$38,961	$(72,400)	$(33,439)

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	September 30, 2017	December 31, 2016
	Venezuela	Venezuela	Belleli CPE	Total
Cash	$3	$11	$—	$11
Other current assets	1	3	—	3
Total assets associated with discontinued operations	$4	$14	$—	$14

Accrued liabilities	$63	$906	$207	$1,113
Total current liabilities associated with discontinued operations	63	906	207	1,113
Other long-term liabilities	—	2	—	2
Total liabilities associated with discontinued operations	$63	$908	$207	$1,115

Note 3 - Inventory

Inventory consisted of the following amounts (in thousands):

	September 30, 2017	December 31, 2016
Parts and supplies	$96,519	$104,897
Work in progress	28,175	32,167
Finished goods	14,057	20,452
Inventory	$138,751	$157,516

Note 4 - Product Sales Contracts

Costs, estimated earnings (losses) and billings on uncompleted contracts that are recognized using the percentage-of-completion method consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$677,181	$558,274
Estimated earnings (losses) on uncompleted contracts (1)	18,542	(10,370)
	695,723	547,904
Less — billings to date on uncompleted contracts	(751,816)	(558,064)
	$(56,093)	$(10,160)

(1)
Estimated earnings (losses) on uncompleted contracts includes $49.0 million and $56.4 million of cumulative losses realized on uncompleted Belleli EPC product sales contracts as of September 30, 2017 and December 31, 2016, respectively. Estimated earnings (losses) on uncompleted contracts as of September 30, 2017 and December 31, 2016 excludes estimated accrued loss contract provisions on uncompleted Belleli EPC product sales contracts recognized but not realized of $8.3 million and $28.6 million, respectively. Accrued loss contract provisions are included in accrued liabilities in our balance sheets.

Costs, estimated earnings and billings on uncompleted contracts are presented in the accompanying financial statements as follows (in thousands):

	September 30, 2017	December 31, 2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$40,696	$31,956
Billings on uncompleted contracts in excess of costs and estimated earnings	(96,789)	(42,116)
	$(56,093)	$(10,160)

Note 5 - Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Compression equipment, facilities and other fleet assets	$1,544,390	$1,480,568
Land and buildings	106,708	110,378
Transportation and shop equipment	140,080	140,128
Other	98,001	95,817
	1,889,179	1,826,891
Accumulated depreciation	(1,076,382)	(1,029,082)
Property, plant and equipment, net	$812,797	$797,809

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

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received installment payments, including an annual charge, totaling $10.4 million during the nine months ended September 30, 2016. As of September 30, 2017, the remaining principal amount due to us was approximately $4 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as equity in income of non-consolidated affiliates in our statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

In accordance with the separation and distribution agreement, a subsidiary of Archrock has the right to receive payments from EESLP based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries. Pursuant to the separation and distribution agreement, we transferred cash of $10.4 million to Archrock during the nine months ended September 30, 2016. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. See Note 16 for further discussion related to our contingent liability to Archrock.

Note 7 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Revolving credit facility due November 2020	$—	$118,000
Term loan facility due November 2017	—	232,750
8.125% senior notes due May 2025	375,000	—
Other, interest at various rates, collateralized by equipment and other assets	393	583
Unamortized deferred financing costs of 8.125% senior notes	(7,497)	—
Unamortized deferred financing costs of term loan facility	—	(2,363)
Long-term debt	$367,896	$348,970

Revolving Credit Facility and Term Loan

We and our wholly owned subsidiary, EESLP, are parties to an amended and restated credit agreement (the “Credit Agreement”) consisting of a $680.0 million revolving credit facility expiring in November 2020 and previously included a term loan facility. In April 2017, we paid the remaining principal amount of $232.8 million due under the term loan facility with proceeds from the 2017 Notes (as defined below) issuance. As a result of the repayment of the term loan facility, we expensed $1.7 million of unamortized deferred financing costs during the nine months ended September 30, 2017, which is reflected in interest expense in our statements of operations.

As of September 30, 2017, we had $52.8 million in outstanding letters of credit under our revolving credit facility and, taking into account guarantees through letters of credit, we had undrawn capacity of $627.2 million under our revolving credit facility. Our Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $452.9 million of the $627.2 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of September 30, 2017.

During the nine months ended September 30, 2016, we incurred transaction costs of approximately $0.8 million related to amending the Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized over the term of the revolving credit facility.

8.125% Senior Notes Due May 2025

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued $375.0 million aggregate principal amount of 8.125% senior unsecured notes due 2025 (the “2017 Notes”). The 2017 Notes are guaranteed by us on a senior unsecured basis. The net proceeds of $367.1 million from the 2017 Notes issuance were used to repay all of the borrowings outstanding under the term loan facility and revolving credit facility and for general corporate purposes. Additionally, pursuant to the separation and distribution agreement from the Spin-off, EESLP used proceeds from the issuance of the 2017 Notes to pay a subsidiary of Archrock $25.0 million in satisfaction of EESLP’s obligation to pay that sum following the occurrence of a qualified capital raise. The transfer of cash to Archrock’s subsidiary was recognized as a reduction to additional paid-in capital in the second quarter of 2017.

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

During nine months ended September 30, 2017, we incurred transaction costs of $7.9 million related to the issuance of the 2017 Notes. These costs are presented as a direct deduction from the carrying value of the 2017 Notes and are being amortized over the term of the 2017 Notes.

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

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2016, with pricing levels as of the date of valuation (in thousands):

	Nine Months Ended September 30, 2016
	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets (1)	$—	$—	$684
Impaired assets—Discontinued operations (2)	—	—	13,859
Note receivable from the sale of a plant (3)	—	—	7,037
Liability to exit the use of a corporate operating lease—restructuring and other charges (4)	—	—	3,580

(1)
Our estimate of the fair value of the impaired long-lived assets during the nine months ended September 30, 2016 was primarily based on either the expected net sale proceeds compared to other fleet units we sold and/or a review of other units offered for sale by third parties during that time, or the estimated component value of the equipment we planned for use at that time.

(2)
Our estimate of the fair value of the impaired assets of Belleli CPE, which were classified as discontinued operations, during the nine months ended September 30, 2016 was based on the proceeds received from the sale of Belleli CPE, net of selling costs.

(3)
Our estimate of the fair value of the note receivable, including annual payments, from the sale of our plant in Argentina during the nine months ended September 30, 2016 was discounted based on a settlement period of 2.6 years and a discount rate of 5%.

(4)
The fair value of our liability to exit the use of a corporate operating lease relating to restructuring activities during the second quarter of 2016 was estimated based on an incremental borrowing rate of 3% and remaining lease payments, net of estimated sublease rentals, through February 2018.

We did not have any assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2017.

Fair Value of Debt

The fair value of the 2017 Notes was estimated based on model derived calculations using market yields observed in active markets, which are Level 2 inputs. As of September 30, 2017, the carrying amount of the 2017 Notes, excluding unamortized deferred financing costs, of $375.0 million was estimated to have a fair value of $392.8 million. Due to the variable rate nature of our revolving credit facility and term loan facility, the carrying values as of December 31, 2016 approximated their fair values as the rates were comparable to then-current market rates at which debt with similar terms could have been obtained.

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

We regularly review the future deployment of our idle compression assets used in our contract operations segment for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. During the three months ended September 30, 2016, we determined that 25 idle compressor units totaling approximately 31,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $5.4 million asset impairment to reduce the book value of each unit to its estimated fair value during the three and nine months ended September 30, 2016. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we sold and/or a review of other units offered for sale by third parties during that time or the estimated component value of the equipment on each compressor unit that we planned to use at that time.

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

Note 10 - Restatement Related Charges

During the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. During the three and nine months ended September 30, 2017, we incurred $2.0 million and $5.8 million, respectively, of external costs associated with an ongoing SEC investigation and remediation activities related to the restatement. During the nine months ended September 30, 2017, we recorded recoveries from Archrock pursuant to the separation and distribution agreement of $2.8 million for previously incurred restatement related costs. During the three months ended September 30, 2016, we incurred $12.3 million of costs associated with the restatement of our financial statements, which primarily related to $10.0 million of external accounting costs and $1.7 million of external legal costs. During the nine months ended September 30, 2016, we incurred $20.1 million of costs associated with the restatement of our financial statements, which primarily related to $14.8 million of external accounting costs and $4.4 million of external legal costs. We expect that we will continue to incur additional cash expenditures related to external legal counsel costs associated with an ongoing SEC investigation surrounding the restatement of our financial statements, of which a portion may be recoverable from Archrock.

The following table summarizes the changes to our accrued liability balance related to restatement charges for the nine months ended September 30, 2016 and 2017 (in thousands):

Restatement Related Charges
Beginning balance at January 1, 2016	$—
Additions for costs expensed	20,149
Reductions for payments	(11,370)
Ending balance at September 30, 2016	$8,779

Beginning balance at January 1, 2017	$2,212
Additions for costs expensed, net	3,011
Add-back recoveries from Archrock	2,801
Reductions for payments, net	(7,082)
Ending balance at September 30, 2017	$942

The following table summarizes the components of charges included in restatement related charges in our statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
External accounting costs	$317	$10,046	$1,071	$14,827
External legal costs	1,409	1,665	4,101	4,387
Other	271	587	640	935
Recoveries from Archrock	—	—	(2,801)	—
Total restatement related charges	$1,997	$12,298	$3,011	$20,149

Note 11 - Restructuring and Other Charges

We incurred restructuring and other charges associated with the Spin-off of $0.2 million and $0.7 million during the three months ended September 30, 2017 and 2016, respectively, and $0.4 million and $3.5 million during the nine months ended September 30, 2017 and 2016, respectively. These costs incurred were primarily related to retention awards to certain employees, which are being amortized over the required service period of each applicable employee. The charges incurred in conjunction with the Spin-off are included in restructuring and other charges in our statements of operations. We currently estimate that we will incur additional one-time expenditures of approximately $0.1 million related to retention awards to certain employees in the form of cash and stock-based compensation through November 2017.

As a result of unfavorable market conditions in North America, combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices, in the second quarter of 2015, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities. We incurred restructuring and other charges associated with the cost reduction plan of $0.2 million and $1.5 million during the three months ended September 30, 2017 and 2016, respectively, and $2.2 million and $21.9 million during the nine months ended September 30, 2017 and 2016, respectively. Costs incurred for employee termination benefits during the three and nine months ended September 30, 2017 were $0.2 million and $1.7 million, respectively. Restructuring and other charges incurred during the three months ended September 30, 2016 were primarily related to employee termination benefits. Costs incurred for employee termination benefits during the three months ended September 30, 2016 were $1.3 million, of which $0.7 million related to our oil and gas product sales business. Restructuring and other charges incurred during the nine months ended September 30, 2016 were primarily related to employee termination benefits and the exit from a leased corporate building. Costs incurred for employee termination benefits during the nine months ended September 30, 2016 were $18.8 million, of which $8.8 million related to our oil and gas product sales business and $4.6 million related to our Belleli EPC product sales business. We ceased the use of a corporate building under an operating lease in the second quarter of 2016, and as a result, recorded net charges of $2.7 million during the nine months ended September 30, 2016. These charges are reflected as restructuring and other charges in our statements of operations. Accrued liabilities related to the cost reduction plan, which are expected to be settled within the next twelve months with cash payments, are based on estimates that may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the nine months ended September 30, 2016 and 2017 (in thousands):

	Spin-off	Cost Reduction Plan	Total
Beginning balance at January 1, 2016	$1,083	$565	$1,648
Additions for costs expensed	3,503	21,939	25,442
Less non-cash income (expense)	(798)	435	(363)
Reductions for payments	(1,488)	(15,431)	(16,919)
Ending balance at September 30, 2016	$2,300	$7,508	$9,808

Beginning balance at January 1, 2017	$934	$7,885	$8,819
Additions for costs expensed	442	2,153	2,595
Less non-cash income (expense)	(212)	771	559
Reductions for payments	—	(8,077)	(8,077)
Ending balance at September 30, 2017	$1,164	$2,732	$3,896

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consulting fees	$—	$—	$—	$22
Start-up of stand-alone functions	—	—	—	887
Retention awards to certain employees	189	725	442	2,616
Employee termination benefits	206	1,298	1,660	18,751
Net charges to exit the use of a corporate operating lease	—	—	—	2,708
Other	22	216	493	458
Total restructuring and other charges	$417	$2,239	$2,595	$25,442

The following table summarizes the components of restructuring and other charges incurred in connection with the Spin-off and since the announcement of the cost reduction plan (in thousands):

	Spin-off	Cost Reduction Plan	Total
Financial advisor fees related to the Spin-off	$4,598	$—	$4,598
Consulting fees	—	1,954	1,954
Start-up of stand-alone functions	2,219	—	2,219
Retention awards to certain employees	6,619	—	6,619
Chief Executive Officer signing bonus	2,000	—	2,000
Non-cash inventory write-downs	4,700	4,007	8,707
Employee termination benefits	—	31,177	31,177
Net charges to exit the use of a corporate operating lease	—	2,904	2,904
Other	—	1,189	1,189
Total restructuring and other charges	$20,136	$41,231	$61,367

Note 12 - Provision for Income Taxes

During the third quarter of 2017, our Brazil subsidiary entered the Tax Special Regularization Program (the “PERT Program”) pursuant to Brazil Provisional Measure No. 783 issued on May 31, 2017. The PERT Program allows for the partial settling of debts, both income tax debts and non-income-based tax debts, due by April 30, 2017 to Brazil’s Federal Revenue Service with the use of tax credits, including income tax loss carryforwards. A $2.9 million income tax benefit was recorded during the three and nine months ended September 30, 2017 attributable to the reversal of valuation allowances against certain deferred tax assets related to income tax loss carryforwards that were utilized under the PERT Program. Additionally, during the three and nine months ended September 30, 2017, we incurred $0.4 million in penalties, which is reflected in other (income) expense, net, in our statements of operations, and $0.1 million in interest expense, which is reflected in interest expense in our statements of operations, attributable to the settling of non-income-based tax debts in connection with the PERT Program.

Also, during the second quarter of 2017, our Brazil subsidiary entered the Tax Regularization Program (the “PRT Program”) pursuant to Brazil Provisional Measure No. 766 issued on January 4, 2017. Similar to the PERT Program, the PRT Program allows for the partial settling of debts, both income tax debts and non-income-based tax debts, due by November 30, 2016 to Brazil’s Federal Revenue Service with the use of tax credits, including income tax loss carryforwards. An $11.9 million income tax benefit was recorded during the nine months ended September 30, 2017 attributable to the reversal of valuation allowances against certain deferred tax assets related to income tax loss carryforwards that were utilized under the PRT Program, including interest income. Additionally, during the nine months ended September 30, 2017, we incurred $1.5 million in penalties, which is reflected in other (income) expense, net, in our statements of operations, and $2.4 million in interest expense, which is reflected in interest expense in our statements of operations, attributable to the settling of non-income-based tax debts in connection with the PRT Program.

Management assesses all available positive and negative evidence to estimate our ability to generate sufficient future taxable income of the appropriate character, and in the appropriate taxing jurisdictions, to permit use of our existing deferred tax assets. A significant piece of objective negative evidence is a cumulative loss incurred over a three-year period in a taxing jurisdiction. Prevailing accounting practice is that such objective evidence would limit the ability to consider other subjective evidence, such as our projections for future growth. Based on information available at June 30, 2016, we expected to incur a three-year cumulative loss in the U.S. by the end of 2016. Due to this significant negative evidence of cumulative losses, which outweighed the positive evidence of firm sales backlog and projected further taxable income, we were no longer able to support that it was more-likely-than-not that we would have sufficient taxable income of the appropriate character in the future that would allow us to realize our U.S. deferred tax assets. During the three and nine months ended September 30, 2016, we recorded valuation allowances against our U.S. deferred tax assets of $13.6 million and $101.7 million, respectively. During the three and nine months ended September 30, 2017, we recorded additional valuation allowances against our U.S. deferred tax assets of $5.7 million and $21.1 million, respectively.

Note 13 - Stockholders' Equity

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in stockholders’ equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income consists of foreign currency translation adjustments.

The following table presents the changes in accumulated other comprehensive income, net of tax, during the nine months ended September 30, 2016 and 2017 (in thousands):

Foreign Currency Translation Adjustment
Accumulated other comprehensive income, January 1, 2016	$29,198
Income recognized in other comprehensive income (loss)	5,452
Loss reclassified from accumulated other comprehensive income (1)	15,159
Accumulated other comprehensive income, September 30, 2016	$49,809

Accumulated other comprehensive income, January 1, 2017	$47,508
Income recognized in other comprehensive income (loss)	284
Accumulated other comprehensive income, September 30, 2017	$47,792

(1)
During the three and nine months ended September 30, 2016, we reclassified a loss of $15.2 million related to foreign currency translation adjustment to income from discontinued operations in our statements of operations. This amount represents cumulative foreign currency translation adjustments associated with our Belleli CPE business that previously had been recognized in accumulated other comprehensive income. See Note 2 for further discussion of the sale of our Belleli CPE business.

Note 14 - Stock-Based Compensation

Stock Options

Stock options are granted at fair market value at the grant date, are exercisable according to the vesting schedule established and generally expire no later than seven years after the grant date. Stock options generally vest one-third per year on each of the first three anniversaries of the grant date. There were no stock options granted during the nine months ended September 30, 2017.

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

The table below presents the changes in restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units for our common stock during the nine months ended September 30, 2017. Non-vested awards granted prior to November 3, 2015 relate to Archrock’s and our employees, directors and consultants. Awards granted subsequent to November 3, 2015 only relate to our employees, directors and consultants.

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2017	1,292	$17.68
Granted	646	29.88
Vested	(573)	20.84
Change in expected vesting of performance units	102	30.87
Cancelled	(186)	18.62
Non-vested awards, September 30, 2017 (1)	1,281	23.33

(1)	Non-vested awards as of September 30, 2017 are comprised of 3,000 cash settled restricted stock units and 1,278,000 restricted shares, restricted stock units and performance units.

As of September 30, 2017, we estimate $19.4 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units issued to our employees to be recognized over the weighted-average vesting period of 2.0 years.

Note 15 - Net Income (Loss) Per Common Share

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

The following table presents a reconciliation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator for basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$3,382	$(32,312)	$7,641	$(167,724)
Income (loss) from discontinued operations, net of tax	(29)	19,652	19,577	(33,439)
Less: Net income attributable to participating securities	(92)	—	(781)	—
Net income (loss) — used in basic and diluted net income (loss) per common share	$3,261	$(12,660)	$26,437	$(201,163)

Weighted average common shares outstanding including participating securities	36,036	35,562	35,969	35,492
Less: Weighted average participating securities outstanding	(990)	(930)	(1,032)	(942)
Weighted average common shares outstanding — used in basic net income (loss) per common share	35,046	34,632	34,937	34,550
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	74	*	82	*
Weighted average common shares outstanding — used in diluted net income (loss) per common share	35,120	34,632	35,019	34,550

Net income (loss) per common share:
Basic	$0.09	$(0.37)	$0.76	$(5.82)
Diluted	$0.09	$(0.37)	$0.75	$(5.82)

*	Excluded from diluted net income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income (loss) per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	39	216	45	232
On exercise of options and vesting of restricted stock units	—	46	—	51
Net dilutive potential common shares issuable	39	262	45	283

Note 16 - Commitments and Contingencies

Guarantees

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of September 30, 2017
Performance guarantees through letters of credit(1)	2017-2021	$74,402
Standby letters of credit	2017	798
Bid bonds and performance bonds(1)	2017-2027	52,380
Maximum potential undiscounted payments		$127,580

(1)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.

Contingencies

See Note 2 and Note 6 for a discussion of our gain contingencies related to assets that were expropriated in Venezuela.

Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries until Archrock’s subsidiary has received an aggregate amount of such payments up to the lesser of (i) $125.8 million, plus the aggregate amount of all reimbursable expenses incurred by Archrock and its subsidiaries in connection with recovering any PDVSA Gas default installment payments following the completion of the Spin-off or (ii) $150.0 million. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. Pursuant to the separation and distribution agreement, we transferred cash of $19.7 million and $49.2 million to Archrock during the nine months ended September 30, 2017 and 2016, respectively. The transfers of cash were recognized as reductions to additional paid-in capital in our financial statements. As of September 30, 2017, the remaining principal amount due to us from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets was approximately $21 million. In subsequent periods, the recognition of a liability, if applicable, resulting from this contingency to Archrock is expected to impact equity, and as such, is not expected to have an impact on our statements of operations.

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2017 and December 31, 2016, we had accrued $2.9 million and $3.1 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income-based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

Contracts Containing Liquidated Damages Provisions

Some of our product sales contracts have schedule dates and performance obligations that could subject us to penalties for liquidated damages if not met. These generally relate to specified activities that must be completed by a set contractual date or by achievement of a specified level of output or throughput. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating or settling claims and closing out the contract. As of September 30, 2017, estimated penalties for liquidated damages of $10.0 million have been recorded in our financial statements based on our actual or projected failure to meet certain specified contractual milestone dates. We believe that we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we do not believe that we will incur any amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements. However, we may not achieve relief on some or all of the issues involved and as a result, we could be subject to higher liquidated damages amounts. Additionally, we have asserted claims, or intend to assert claims, against certain customers that could result in a release of such claims in exchange for release of certain liquidated damages currently recorded in our financial statements if settled. We recognize claims for recovery of incurred cost when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. These requirements are satisfied when the contract or other evidence provides a legal basis for the claim, additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in our performance, claim-related costs are identifiable and considered reasonable in view of the work performed, evidence supporting the claim is objective and verifiable and collection is probable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims.

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

Note 17 - Reportable Segments

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

The following table presents revenues and other financial information by reportable segment during the three and nine months ended September 30, 2017 and 2016 (in thousands):

Three Months Ended	Contract Operations	Aftermarket Services	Oil and Gas Product Sales	Belleli EPC Product Sales	Reportable Segments Total
September 30, 2017:
Revenue	$92,561	$29,799	$192,119	$12,616	$327,095
Gross margin (1)	58,921	7,896	20,500	3,500	90,817
September 30, 2016:
Revenue	$99,143	$26,590	$73,685	$29,740	$229,158
Gross margin (1)	63,087	7,544	3,611	636	74,878

Nine Months Ended	Contract Operations	Aftermarket Services	Oil and Gas Product Sales	Belleli EPC Product Sales	Reportable Segments Total
September 30, 2017:
Revenue	$279,947	$76,567	$521,091	$60,775	$938,380
Gross margin (1)	180,818	20,774	51,910	25,596	279,098
September 30, 2016:
Revenue	$298,591	$91,499	$314,684	$93,161	$797,935
Gross margin (1)	187,636	26,016	24,519	(792)	237,379

(1)	Gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense).

The following table reconciles income (loss) before income taxes to total gross margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income (loss) before income taxes	$10,528	$(15,969)	$27,972	$(47,037)
Selling, general and administrative	44,197	37,864	135,678	124,250
Depreciation and amortization	28,314	28,183	83,641	106,533
Long-lived asset impairment	—	5,358	—	6,009
Restatement related charges	1,997	12,298	3,011	20,149
Restructuring and other charges	417	2,239	2,595	25,442
Interest expense	7,860	8,254	27,329	25,596
Equity in income of non-consolidated affiliates	—	—	—	(10,403)
Other (income) expense, net	(2,496)	(3,349)	(1,128)	(13,160)
Total gross margin	$90,817	$74,878	$279,098	$237,379

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

General

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a global market leader in natural gas processing and treating, compression and production products and services, providing critical midstream infrastructure solutions to customers throughout the world. Outside the United States of America (“U.S.”), we are a leading provider of full-service natural gas contract compression and water treatment solutions, and a supplier of new, used, original equipment manufacturer and aftermarket parts and services. We provide these products and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. We operate in four primary business lines: contract operations, aftermarket services, oil and gas product sales and Belleli EPC product sales. In our contract operations business line, we have operations outside of the U.S. where we own and operate natural gas compression equipment and crude oil and natural gas production and processing equipment on behalf of our customers. In our aftermarket services business line, we have operations outside of the U.S. where we provide operations, maintenance, overhaul and reconfiguration services to customers who own their own compression, production, processing, treating and related equipment. In our oil and gas product sales business line, we manufacture natural gas compression packages and oil and natural gas production and processing equipment for sale to our customers throughout the world and for use in our contract operations business line. In our Belleli EPC product sales business line that we are exiting, we have historically provided engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants. We currently expect to have substantially exited the Belleli EPC product sales business by the end of 2017. We also offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as integrated projects.

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

Global oil and U.S. natural gas prices declined significantly from the third quarter of 2014 through the middle of 2016 but began to improve in the second half of 2016. This price volatility led to declines in U.S. and worldwide capital spending for drilling activity during 2015 and 2016. Given an improvement in commodity prices since the low point in 2016, we currently anticipate the recent increase in industry spending to continue through the end of 2017. However, if oil and natural gas prices decrease materially or return to low levels, we may experience a decline in bookings by our customers.

Our Performance Trends and Outlook

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression and oil and natural gas production and processing and our customers’ decisions to use our products and services, use our competitors’ products and services or own and operate the equipment themselves.

Low commodity prices in 2015 and the first half of 2016 led to reduced energy related capital spending by our customers in North America. The Henry Hub spot price for natural gas was $2.94 per MMBtu at September 30, 2017, which was 21% lower than prices at December 31, 2016 but 4% higher than prices at September 30, 2016, and the U.S. natural gas liquid composite price was $6.27 per MMBtu for the month of July 2017, which was 6% lower than prices for the month of December 2016 but 19% higher than prices for the month of September 2016. In addition, the West Texas Intermediate crude oil spot price as of September 30, 2017 was 4% lower than prices at December 31, 2016 but 8% higher than prices at September 30, 2016, respectively. During periods of lower oil or natural gas prices, our customers typically decrease their capital expenditures, which generally results in lower activity levels. Third party booking activity levels for our manufactured oil and gas products in North America during the three months ended September 30, 2017 were $238.8 million, which represents an increase of 16% and 179% compared to the three months ended December 31, 2016 and September 30, 2016, respectively, and our North America product sales backlog as of September 30, 2017 was $513.7 million, which represents an increase of 116% and 447% compared to December 31, 2016 and September 30, 2016, respectively. We believe recent booking levels reflect the expectation that commodity prices will continue to remain above the low levels experienced in early 2016 as well as the selective deployment of capital by our customers in certain North America basins.

Industry forecasts indicate that U.S. spending is expected to continue at current levels for the remainder of 2017 with a weaker outlook continuing in international markets. As such, we believe international spending will recover more slowly than spending in North America. Despite the anticipated slower recovery internationally, longer-term fundamentals in our international markets depend in part on international oil and gas infrastructure projects, many of which are based on longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based on longer-term fundamentals that may be less tied to near term commodity prices than our North American customers. However, lower oil and natural gas prices in international markets have had some negative impacts on the amount of capital investment in new projects by our customers. Over the long term, we believe the demand for our products and services in international markets will continue, and we expect to have opportunities to grow our international businesses. Third party booking activity levels for our manufactured oil and gas products in international markets during the three months ended September 30, 2017 were $6.7 million, which represents a decrease of 74% and 86% compared to the three months ended December 31, 2016 and September 30, 2016, respectively, and our oil and gas international market product sales backlog as of September 30, 2017 was $46.2 million, which represents a decrease of 33% and 22% compared to December 31, 2016 and September 30, 2016, respectively.

Aggregate third party booking activity levels for our manufactured oil and gas products in North America and international markets during the three months ended September 30, 2017 were $245.5 million, which represents an increase of 6% and 86% compared to the three months ended December 31, 2016 and September 30, 2016, respectively. The aggregate oil and gas product sales backlog for our manufactured products in North America and international markets as of September 30, 2017 was $559.9 million, which represents an increase of 83% and 266% compared to December 31, 2016 and September 30, 2016, respectively. Fluctuations in the size and timing of our customers request for bid proposals and awards of new contracts tend to create variability in booking activity levels from period to period.

Since the first quarter of 2016, we have been executing activities necessary to exit the Belleli EPC business that has historically been comprised of engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants in the Middle East (referred to as “Belleli EPC” or the “Belleli EPC business” herein). We currently expect to have substantially exited the Belleli EPC product sales business by the end of 2017. Based on contractual requirements, the progress on the projects and the status of negotiations with the related customers, a liability for estimated penalties for liquidated damages of $5.6 million has been included in our financial statements as of September 30, 2017, primarily due to our actual or projected failure to meet certain specified contractual milestone dates. We have asserted claims, or intend to assert claims, and are negotiating change orders that, if settled favorably, could result in recoveries for us, including a release of such claims in exchange for release of liquidated damages.

The timing of any change in activity levels by our customers is difficult to predict. As a result, our ability to project the anticipated activity level for our business, and particularly our oil and gas product sales segment, is limited. In the latter part of 2016 and first nine months of 2017, we experienced an increase in oil and gas product sales bookings. However, volatility in commodity prices could delay investments by our customers in significant projects, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

Our level of capital spending depends on our forecast for the demand for our products and services and the equipment required to provide services to our customers. We have invested more capital in our contract operations business in the first nine months of 2017 than we did in the year 2016, and based on current demand, we anticipate this trend continuing in the near term.

Operating Highlights

The following table summarizes our product sales backlog (in thousands):

	September 30, 2017	December 31, 2016	September 30, 2016
Product Sales Backlog (1):
Oil and Gas Product Sales Backlog:
Compressor and Accessory Backlog	$282,372	$160,006	$86,206
Production and Processing Equipment Backlog	277,488	144,252	64,680
Installation Backlog	37	1,964	2,213
Belleli EPC Backlog (2)	22,137	63,578	95,366
Total Product Sales Backlog	$582,034	$369,800	$248,465

(1)	Our product sales backlog consists of unfilled orders based on signed contracts and does not include potential product sales pursuant to letters of intent received from customers.

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

Revenue
Revenue during the three months ended September 30, 2017 increased to $327.1 million compared to $229.2 million during the three months ended September 30, 2016 primarily due to a significant increase in revenue in our oil and gas product sales segment, partially offset by a decrease in revenue in our Belleli EPC product sales segment.

Revenue during the nine months ended September 30, 2017 increased to $938.4 million compared to $797.9 million during the nine months ended September 30, 2016 due to an increase in revenue in our oil and gas product sales segment, partially offset by decreases in revenue in our Belleli EPC product sales, contract operations and aftermarket services segments.

Net income (loss)
We generated net income of $3.4 million compared to net loss of $12.7 million during the three months ended September 30, 2017 and 2016, respectively. The increase in net income during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to an increase in gross margin for our oil and gas product sales segment, a decrease in restatement related charges and non-cash valuation allowances of $13.6 million recorded against U.S. net deferred tax assets during the prior year period. These activities were partially offset by proceeds received during the prior year period of $19.5 million from the sale of our Venezuela subsidiary’s assets to PDVSA Gas, S.A. (“PDVSA Gas”) reflected in income from discontinued operations, net of tax. Net loss during the three months ended September 30, 2016 included income from discontinued operations, net of tax, of $19.7 million.

During the nine months ended September 30, 2017, we generated net income of $27.2 million compared to net loss of $201.2 million during the nine months ended September 30, 2016. The increase in net income during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to non-cash valuation allowances of $101.7 million recorded against U.S. net deferred tax assets during the prior year period, impairment charges reflected in loss from discontinued operations, net of tax, of $68.8 million related to Belleli CPE during the prior year period, increases in gross margin for our oil and gas product sales and Belleli EPC product sales segments, a decrease in depreciation and amortization expense and a decrease in restructuring and other charges. These activities were partially offset by an increase in selling, general and administrative (“SG&A”) expense. Net income (loss) during the nine months ended September 30, 2017 and 2016 included income from discontinued operations, net of tax, of $19.6 million and loss from discontinued operations, net of tax, of $33.4 million, respectively.

EBITDA, as adjusted
Our EBITDA, as adjusted, was $47.1 million and $38.0 million during the three months ended September 30, 2017 and 2016, respectively. EBITDA, as adjusted, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 increased primarily due to an increase in gross margin for our oil and gas product sales segment, partially offset by an increase in SG&A expense.

Our EBITDA, as adjusted, was $144.0 million and $117.0 million during the nine months ended September 30, 2017 and 2016, respectively. EBITDA, as adjusted, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 increased primarily due to increases in gross margin for our oil and gas product sales and Belleli EPC product sales segments, partially offset by decreases in gross margin for our aftermarket services and contract operations segments and an increase in SG&A expense.

EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures” included elsewhere in this Quarterly Report.

The Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Contract Operations
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
Revenue	$92,561	$99,143	(7)%
Cost of sales (excluding depreciation and amortization expense)	33,640	36,056	(7)%
Gross margin	$58,921	$63,087	(7)%
Gross margin percentage (1)	64%	64%	—%

(1) Defined as gross margin divided by revenue.

The decrease in revenue during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to a $4.3 million decrease in revenue in Mexico primarily driven by projects that terminated operations in 2016 and a $2.0 million decrease in Argentina primarily due to a contractual inflationary rate adjustment recognized in the prior year period. Gross margin decreased during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to the revenue decrease explained above. Gross margin percentage during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 remained flat.

Aftermarket Services
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
Revenue	$29,799	$26,590	12%
Cost of sales (excluding depreciation and amortization expense)	21,903	19,046	15%
Gross margin	$7,896	$7,544	5%
Gross margin percentage	26%	28%	(2)%

The increase in revenue during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to a $3.2 million increase in revenue in Brazil driven by increases in parts sales and maintenance services and an increase in parts sales of $2.6 million in China. These increases in revenue were partially offset by a $1.6 million decrease in revenue from the sale of our North America refurbishment and services business in the first quarter of 2017 and a $0.8 million decrease in revenue on a contract in the Eastern Hemisphere resulting from ongoing customer negotiations. Gross margin increased during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to the revenue increase explained above. Gross margin percentage during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 decreased primarily due to ongoing customer negotiations for a contract in the Eastern Hemisphere discussed above.

Oil and Gas Product Sales
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
Revenue	$192,119	$73,685	161%
Cost of sales (excluding depreciation and amortization expense)	171,619	70,074	145%
Gross margin	$20,500	$3,611	468%
Gross margin percentage	11%	5%	6%

The increase in revenue during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to a significant increase in North America booking activities in recent quarters. Revenue in North America increased by $113.8 million, which was primarily related to increases of $62.9 million and $46.2 million in processing and treating equipment revenue and compression equipment revenue, respectively. Gross margin and gross margin percentage increased during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to the revenue increase explained above and a shift in product mix in North America during the current year period.

Belleli EPC Product Sales
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
Revenue	$12,616	$29,740	(58)%
Cost of sales (excluding depreciation and amortization expense)	9,116	29,104	(69)%
Gross margin	$3,500	$636	450%
Gross margin percentage	28%	2%	26%

The decrease in revenue during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to decreased activities resulting from executing our exit of the Belleli EPC product sales business, partially offset by the obtainment of $0.9 million in customer approved change orders during the three months ended September 30, 2017. We currently expect to have substantially exited this business by the end of 2017. The increases in gross margin and gross margin percentage were primarily due to customer approved change orders discussed above and cost savings realized during the three months ended September 30, 2017.

Costs and Expenses
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
Selling, general and administrative	$44,197	$37,864	17%
Depreciation and amortization	28,314	28,183	—%
Long-lived asset impairment	—	5,358	(100)%
Restatement related charges	1,997	12,298	(84)%
Restructuring and other charges	417	2,239	(81)%
Interest expense	7,860	8,254	(5)%
Other (income) expense, net	(2,496)	(3,349)	(25)%

Selling, general and administrative
SG&A expense during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 increased primarily due to the reinstitution of certain incentive compensation that was suspended in 2016 and an increase in third-party professional expenses primarily related to the redesign of our internal controls framework in an effort to remediate identified internal control deficiencies. SG&A expense as a percentage of revenue was 14% and 17% during the three months ended September 30, 2017 and 2016, respectively.

Depreciation and amortization
Depreciation and amortization expense remained relatively flat during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Long-lived asset impairment
We regularly review the future deployment of our idle compression assets used in our contract operations segment for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. During the three months ended September 30, 2016, we determined that 25 idle compressor units totaling approximately 31,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $5.4 million asset impairment to reduce the book value of each unit to its estimated fair value during the three months ended September 30, 2016. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we sold and/or a review of other units offered for sale by third parties during that time.

Restatement related charges
As discussed in Note 10 to the Financial Statements, during the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. During the three months ended September 30, 2017, we incurred $2.0 million of external costs associated with an ongoing SEC investigation and remediation activities related to the restatement. During the three months ended September 30, 2016, we incurred $12.3 million of costs associated with the restatement of our financial statements, which primarily related to $10.0 million of external accounting costs and $1.7 million of external legal costs.

Restructuring and other charges
In the second quarter of 2015, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities. These actions were in response to unfavorable market conditions in North America combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices. As a result of this plan, during the three months ended September 30, 2017, we incurred restructuring and other charges of $0.2 million primarily related to employee termination benefits. During the three months ended September 30, 2016, we incurred $1.5 million of restructuring and other charges as a result of this plan, which primarily related to $1.3 million of employee termination benefits. Additionally, during the three months ended September 30, 2016, we incurred $0.7 million of costs associated with the Spin-off related to retention awards to certain employees. The charges incurred in conjunction with the cost reduction plan and Spin-off are included in restructuring and other charges in our statements of operations. See Note 11 to the Financial Statements for further discussion of these charges.

Interest expense
The decrease in interest expense during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to an increase in capitalized interest resulting from increased construction activities and a decrease in amortizations of deferred financing costs, partially offset by an increase in interest expense primarily due to the increase in the effective interest rate on our debt. As discussed in Note 7 to the Financial Statements, the proceeds received in April 2017 from the issuance of $375.0 million aggregate principal amount of 8.125% senior unsecured notes due 2025 (the “2017 Notes”) were used to repay all of the borrowings outstanding under the term loan facility and revolving credit facility.

Other (income) expense, net
The change in other (income) expense, net, was primarily due to penalties of $0.4 million incurred during the current year period for the settling of non-income-based tax debt in connection with the Brazilian Tax Special Regularization Program (the “PERT Program”) we entered into during the third quarter of 2017. For further discussion on the PERT Program, see Note 12 to the Financial Statements.
Income Taxes
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
Provision for income taxes	$7,146	$16,343	(56)%
Effective tax rate	68%	(102)%	170%

Our income tax expense for the three months ended September 30, 2017 included a $2.9 million income tax benefit attributable to the reversal of valuation allowances against certain deferred tax assets related to income tax loss carryforwards that were utilized under the PERT Program and a $5.7 million valuation allowance recorded against U.S. deferred tax assets. Our income tax expense for the three months ended September 30, 2016 included a $13.6 million charge for valuation allowances recorded against our U.S. deferred tax asset. Additionally, the change in income tax expense was impacted by an increase in income before income taxes of $26.5 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The valuation allowances recorded against our U.S. deferred tax assets related to carryforwards for U.S. federal net operating losses, foreign tax credits, research and development credits and alternative minimum tax credits.

Discontinued Operations
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
Income (loss) from discontinued operations, net of tax	$(29)	$19,652	(100)%

Income (loss) from discontinued operations, net of tax, during the three months ended September 30, 2017 and 2016 includes our Venezuelan subsidiary’s operations that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding, and our Belleli CPE business.

As discussed in Note 2 to the Financial Statements, in August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas. We received an installment payment, including an annual charge of $19.5 million during the three months ended September 30, 2016. As of September 30, 2017, the remaining principal amount due to us was approximately $17 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

The Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Contract Operations
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
Revenue	$279,947	$298,591	(6)%
Cost of sales (excluding depreciation and amortization expense)	99,129	110,955	(11)%
Gross margin	$180,818	$187,636	(4)%
Gross margin percentage (1)	65%	63%	2%

(1) Defined as gross margin divided by revenue.

The decrease in revenue during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to a $13.5 million decrease in revenue in Mexico primarily driven by projects that terminated operations in 2016 and a decrease in revenue of $7.7 million resulting from an early termination of a project in the Eastern Hemisphere in January 2016 that had been operating since the third quarter of 2009. These decreases were partially offset by an $8.4 million increase in revenue in Brazil primarily driven by the start-up of a project during the second half of 2016. Gross margin decreased during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the revenue decrease explained above, partially offset by demobilization expenses of $6.1 million incurred in the prior year period on the early termination of a project in the Eastern Hemisphere discussed above. Gross margin percentage during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 increased primarily due to demobilization expenses incurred in the prior year period on the early termination of a project in the Eastern Hemisphere discussed above. The early termination of a project in the Eastern Hemisphere resulted in additional costs during the nine months ended September 30, 2016 in the form of depreciation expense, which is excluded from gross margin.

Aftermarket Services
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
Revenue	$76,567	$91,499	(16)%
Cost of sales (excluding depreciation and amortization expense)	55,793	65,483	(15)%
Gross margin	$20,774	$26,016	(20)%
Gross margin percentage	27%	28%	(1)%

The decrease in revenue during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to decreases in parts sales and operations and maintenance services, most notably a decrease in operations and maintenance services of $5.1 million in Colombia and a decrease in parts sales of $2.9 million in China. Additionally, revenue decreased $3.3 million due to the sale of our North America refurbishment and services business in the first quarter of 2017 and a $2.5 million decrease in revenue on a contract in the Eastern Hemisphere resulting from ongoing customer negotiations. Gross margin decreased during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the revenue decrease explained above. Gross margin percentage during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 remained relatively flat.

Oil and Gas Product Sales
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
Revenue	$521,091	$314,684	66%
Cost of sales (excluding depreciation and amortization expense)	469,181	290,165	62%
Gross margin	$51,910	$24,519	112%
Gross margin percentage	10%	8%	2%

The increase in revenue during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to increases of $182.6 million and $20.9 million in North America and the Eastern Hemisphere, respectively. The increase in revenue in North America was primarily due to a significant increase in North America booking activities in recent quarters. In North America, compression equipment revenue and processing and treating equipment revenue increased by $117.5 million and $81.0 million, respectively, partially offset by a decrease of $13.3 million in production equipment revenue. The increase in the Eastern Hemisphere revenue was primarily due to an increase of $28.5 million in processing and treating equipment revenue, partially offset by a decrease of $12.2 million in compression equipment revenue. Gross margin and gross margin percentage increased during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the revenue increase explained above and a shift in product mix during the current year period.

Belleli EPC Product Sales
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
Revenue	$60,775	$93,161	(35)%
Cost of sales (excluding depreciation and amortization expense)	35,179	93,953	(63)%
Gross margin	$25,596	$(792)	3,332%
Gross margin percentage	42%	(1)%	43%

The decrease in revenue during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to decreased activities resulting from executing our exit of the Belleli EPC product sales business, partially offset by recoveries of $12.8 million and $6.5 million in the current year period resulting from our release of liquidated damages by a customer in exchange for us releasing them from certain extension of time claims and the obtainment of customer approved change orders, respectively. We currently expect to have substantially exited this business by the end of 2017. The increases in gross margin and gross margin percentage were primarily caused by the release of liquidated damages and customer approved change orders discussed above, a reduction in scope on a loss project negotiated during the current year period that positively impacted gross margin by $1.3 million and cost savings realized during the current year period.

Costs and Expenses
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
Selling, general and administrative	$135,678	$124,250	9%
Depreciation and amortization	83,641	106,533	(21)%
Long-lived asset impairment	—	6,009	(100)%
Restatement related charges	3,011	20,149	(85)%
Restructuring and other charges	2,595	25,442	(90)%
Interest expense	27,329	25,596	7%
Equity in income of non-consolidated affiliates	—	(10,403)	(100)%
Other (income) expense, net	(1,128)	(13,160)	(91)%

Selling, general and administrative
SG&A expense increased during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the reinstitution of certain incentive compensation that was suspended in 2016 and an increase in third-party professional expenses primarily related to the redesign of our internal controls framework in an effort to remediate identified internal control deficiencies, partially offset by cost savings resulting from the portions of our cost reduction plan previously implemented. During the nine months ended September 30, 2017 and 2016, SG&A expense as a percentage of revenue was 14% and 16%, respectively.

Depreciation and amortization
Depreciation and amortization expense during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 decreased primarily due to depreciation expense of $22.2 million recognized during the nine months ended September 30, 2016 on a contract operations project in the Eastern Hemisphere that early terminated operations in January 2016. The depreciation expense recognized on this project in the prior year period primarily related to capitalized installation costs, which included, among other things, civil engineering, piping, electrical instrumentation and project management costs. The project had been operating since the third quarter of 2009.

Long-lived asset impairment
We regularly review the future deployment of our idle compression assets used in our contract operations segment for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. During the nine months ended September 30, 2016, we determined that 25 idle compressor units totaling approximately 31,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $5.4 million asset impairment to reduce the book value of each unit to its estimated fair value during the nine months ended September 30, 2016. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we sold and/or a review of other units recently offered for sale by third parties during that time.

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

Restatement related charges
As discussed in Note 10 to the Financial Statements, during the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. During the nine months ended September 30, 2017, we incurred $5.8 million of external costs associated with an ongoing SEC investigation and remediation activities related to the restatement and recorded recoveries from Archrock pursuant to the separation and distribution agreement of $2.8 million for previously incurred restatement related costs. During the nine months ended September 30, 2016, we incurred $20.1 million of costs associated with the restatement of our financial statements, which primarily related to $14.8 million of external accounting costs and $4.4 million of external legal costs.

Restructuring and other charges
In the second quarter of 2015, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities. These actions were in response to unfavorable market conditions in North America combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices. As a result of this plan, during the nine months ended September 30, 2017, we incurred restructuring and other charges of $2.2 million primarily related to employee termination benefits. During the nine months ended September 30, 2016, we incurred $21.9 million of restructuring and other charges as a result of this plan, which primarily related to $18.8 million of employee termination benefits and a $2.7 million charge for the exit of a corporate building under an operating lease. Additionally, during the nine months ended September 30, 2017, we incurred $0.4 million of costs associated with the Spin-off primarily related to retention awards to certain employees. During the nine months ended September 30, 2016, we incurred $3.5 million of costs associated with the Spin-off, of which $2.6 million related to retention awards to certain employees. The charges incurred in conjunction with the cost reduction plan and Spin-off are included in restructuring and other charges in our statements of operations. See Note 11 to the Financial Statements for further discussion of these charges.

Interest expense
The increase in interest expense during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to an increase in the effective interest rate on our debt and interest expense of $2.4 million recorded for the settling of non-income-based tax debt during the current year period in connection with two Brazilian tax programs we entered into, partially offset by an increase in capitalized interest resulting from increased construction activities and a lower average balance of long-term debt and letters of credit outstanding. As discussed in Note 7 to the Financial Statements, the proceeds received in April 2017 from the issuance of the 2017 Notes were used to repay all of the borrowings outstanding under the term loan facility and revolving credit facility. For further discussion on the two Brazilian tax programs, see Note 12 to the Financial Statements.

Equity in income of non-consolidated affiliates
In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received installment payments, including an annual charge of $10.4 million during the nine months ended September 30, 2016. As of September 30, 2017, the remaining principal amount due to us was approximately $4 million. Payments we receive from the sale are recognized as equity in income of non-consolidated affiliates in our statements of operations in the periods such payments are received.

Other (income) expense, net
The change in other (income) expense, net, was primarily due to a decrease in foreign currency gains, net of foreign currency derivatives, of $6.8 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Foreign currency gains included translation gains of $2.5 million during the nine months ended September 30, 2017 compared to translation gains, net of foreign currency derivatives, of $9.3 million during the nine months ended September 30, 2016 related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. The change in other (income) expense, net, was also due to penalties of $1.9 million incurred for the settling of non-income-based tax debt during the current year period in connection with the two Brazilian tax programs discussed above and a decrease of $0.4 million in gain on sale of property, plant and equipment.

Income Taxes
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
Provision for income taxes	$20,331	$120,687	(83)%
Effective tax rate	73%	(257)%	330%

Our income tax expense for the nine months ended September 30, 2017 included a $14.8 million income tax benefit attributable to the reversal of valuation allowances against certain deferred tax assets related to income tax loss carryforwards that were utilized under two Brazilian tax programs and a $21.1 million valuation allowance recorded against U.S. deferred tax assets. Our income tax expense for the nine months ended September 30, 2016 included a $101.7 million charge for valuation allowances recorded against our U.S. deferred tax assets and a $12.7 million charge incurred by one of our subsidiaries in Nigeria for settlement of a foreign tax audit ($7.4 million) and valuation allowances recorded against its remaining deferred tax assets ($5.3 million). Additionally, the change in income tax expense was impacted by an increase in income before income taxes of $75.0 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The valuation allowances recorded against our U.S. deferred tax assets related to carryforwards for U.S. federal net operating losses, foreign tax credits, research and development credits and alternative minimum tax credits.

Discontinued Operations
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
Income (loss) from discontinued operations, net of tax	$19,577	$(33,439)	159%

Income (loss) from discontinued operations, net of tax, during the nine months ended September 30, 2017 and 2016 includes our Venezuelan subsidiary’s operations that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding, and our Belleli CPE business.

As discussed in Note 2 to the Financial Statements, in August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas. We received installment payments, including an annual charge, of $19.7 million and $38.8 million during the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the remaining principal amount due to us was approximately $17 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

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

Liquidity and Capital Resources

Our unrestricted cash balance was $71.2 million at September 30, 2017 compared to $35.7 million at December 31, 2016. Working capital decreased to $155.8 million at September 30, 2017 from $177.8 million at December 31, 2016. The decrease in working capital was primarily due to increases in billings on uncompleted contracts in excess of costs and estimated earnings and accounts payables and a decrease in inventory, partially offset by increases in cash and account receivables and a decrease in accrued liabilities. The increases in billings on uncompleted contracts in excess of costs and estimated earnings, accounts payable and account receivables were primarily driven by higher oil and gas product sales activity in North America. The decrease in inventory was primarily due to a decrease in oil and gas product sales inventory resulting from recent activities in North America and the utilization of inventory on capital projects during the current year period. The decrease in accrued liabilities was primarily due to a decrease in accrued loss contract provisions resulting from the negotiated release of liquidated damages and receipt of customer approved change orders on a significant Belleli EPC product sales project.

Our cash flows from operating, investing and financing activities as reflected in the statements of cash flows are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in) continuing operations:
Operating activities	$117,291	$213,036
Investing activities	(70,794)	(36,302)
Financing activities	(31,206)	(205,895)
Effect of exchange rate changes on cash and cash equivalents	(373)	(2,268)
Discontinued operations	20,606	34,450
Net change in cash and cash equivalents	$35,524	$3,021

Operating Activities.  The decrease in net cash provided by operating activities during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily attributable to lower current period decreases in working capital, partially offset by improved gross margins for our oil and gas product sales and Belleli EPC product sales segments. Working capital changes during the nine months ended September 30, 2017 included an increase of $37.7 million in accounts receivable and a decrease of $45.9 million in costs and estimated earnings versus billings on uncompleted contracts. Working capital changes during the nine months ended September 30, 2016 included a decrease of $127.8 million in accounts receivable, a decrease of $16.6 million in costs and estimated earnings versus billings in uncompleted contracts, a decrease of $44.9 million in inventory, a decrease of $25.7 million in accounts payable and other liabilities and an increase of $25.1 million in deferred revenue.

Investing Activities.  The increase in net cash used in investing activities during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily attributable to a $31.4 million increase in capital expenditures and a $10.4 million decrease in proceeds received from the sale of our joint ventures’ previously nationalized assets, partially offset by a $6.3 million increase in proceeds from the sale of property, plant and equipment.

Financing Activities.  The decrease in net cash used in financing activities during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily attributable to an increase in net borrowings of $179.3 million on our long-term debt and a $4.5 million decrease in cash transferred to Archrock pursuant to the separation and distribution agreement, partially offset by a $7.1 million increase in debt issuance costs. The transfers of cash to Archrock during the nine months ended September 30, 2017 and 2016 were triggered by our receipt of payments from PDVSA Gas relating to the sale of our and our joint ventures’ previously nationalized assets and our occurrence of a qualified capital raise.

Discontinued Operations.  The decrease in net cash provided by discontinued operations during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily attributable to a $19.1 million decrease in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas, partially offset by working capital changes related to our Belleli CPE business in the prior year period.

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

We generally invest funds necessary to manufacture contract operations fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our targeted return on capital. We currently plan to spend approximately $140 million to $155 million in capital expenditures during 2017, including (1) approximately $115 million to $125 million on contract operations growth capital expenditures and (2) approximately $15 million to $20 million on equipment maintenance capital related to our contract operations business.

Long-Term Debt. We and our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”), are parties to an amended and restated credit agreement (the “Credit Agreement”) consisting of a $680.0 million revolving credit facility expiring in November 2020 and previously included a term loan facility. In April 2017, we paid the remaining principal amount of $232.8 million due under the term loan facility with proceeds from the 2017 Notes (as defined below) issuance.

During the nine months ended September 30, 2017 and 2016, the average daily borrowings under the term loan facility and revolving credit facility were $97.7 million and $441.8 million, respectively. The weighted average annual interest rate on outstanding borrowings under the revolving credit facility at September 30, 2016 was 4.3%. The annual interest rate on the outstanding balance of the term loan facility at September 30, 2016 was 6.8%. As of September 30, 2017, there were no outstanding borrowings under the revolving credit facility.

As of September 30, 2017, we had $52.8 million in outstanding letters of credit under our revolving credit facility and, taking into account guarantees through letters of credit, we had undrawn capacity of $627.2 million under our revolving credit facility. Our Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $452.9 million of the $627.2 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of September 30, 2017.

The Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Credit Agreement) of 2.75 to 1.00. As of September 30, 2017, Exterran Corporation maintained a 6.7 to 1.0 interest coverage ratio and a 2.0 to 1.0 total leverage ratio. As of September 30, 2017, we were in compliance with all financial covenants under the Credit Agreement.

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued $375.0 million aggregate principal amount of 8.125% senior unsecured notes due 2025 (the “2017 Notes”). The 2017 Notes are guaranteed by us on a senior unsecured basis. The net proceeds of $367.1 million from the 2017 Notes issuance were used to repay all of the borrowings outstanding under the term loan facility and revolving credit facility and for general corporate purposes. Additionally, pursuant to the separation and distribution agreement from the Spin-off, EESLP used proceeds from the issuance of the 2017 Notes to pay a subsidiary of Archrock $25.0 million in satisfaction of EESLP’s obligation to pay that sum following the occurrence of a qualified capital raise. The transfer of cash to Archrock’s subsidiary was recognized as a reduction to additional paid-in capital during the nine months ended September 30, 2017.

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

Contingencies to Archrock. Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries until Archrock’s subsidiary has received an aggregate amount of such payments up to the lesser of (i) $125.8 million, plus the aggregate amount of all reimbursable expenses incurred by Archrock and its subsidiaries in connection with recovering any PDVSA Gas default installment payments following the completion of the Spin-off or (ii) $150.0 million. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. Pursuant to the separation and distribution agreement, we transferred cash of $19.7 million and $49.2 million to Archrock during the nine months ended September 30, 2017 and 2016, respectively. The transfers of cash were recognized as reductions to additional paid-in capital in our financial statements. As of September 30, 2017, the remaining principal amount due to us from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets was approximately $21 million.

Unrestricted Cash. Of our $71.2 million unrestricted cash balance at September 30, 2017, $21.2 million was held by our non-U.S. subsidiaries. We have not provided for U.S. federal income taxes on indefinitely (or permanently) reinvested cumulative earnings generated by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to both foreign withholding taxes and U.S. federal income taxes net of allowable foreign tax credits. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S. and the available borrowing capacity under our revolving credit facility, as well as the repayment of intercompany liabilities from our non-U.S. subsidiaries, will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

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

The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$3,353	$(12,660)	$27,218	$(201,163)
(Income) loss from discontinued operations, net of tax	29	(19,652)	(19,577)	33,439
Depreciation and amortization	28,314	28,183	83,641	106,533
Long-lived asset impairment	—	5,358	—	6,009
Restatement related charges	1,997	12,298	3,011	20,149
Restructuring and other charges	417	2,239	2,595	25,442
Proceeds from sale of joint venture assets	—	—	—	(10,403)
Interest expense	7,860	8,254	27,329	25,596
Gain on currency exchange rate remeasurement of intercompany balances	(2,447)	(2,335)	(2,473)	(9,335)
Loss on sale of business	—	—	111	—
Penalties from Brazilian tax programs	381	—	1,857	—
Provision for income taxes	7,146	16,343	20,331	120,687
EBITDA, as adjusted	$47,050	$38,028	$144,043	$116,954

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with changes in foreign currency exchange rates due to our significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We currently do not have any derivative financial instruments outstanding to mitigate foreign currency risk. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency exchange rates related to the potential impact these changes could have on future earnings and forecasted cash flows. We recorded foreign currency gains of $0.6 million and $8.0 million in our statements of operations during the nine months ended September 30, 2017 and 2016, respectively. Our foreign currency gains are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Our material exchange rate exposure relates to intercompany loans to a subsidiary whose functional currency is the Brazilian Real, which loans carried balances of $24.6 million U.S. dollars as of September 30, 2017. Foreign currency gains during the nine months ended September 30, 2017 and 2016 included translation gains of $2.5 million and $9.9 million, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. Additionally, during the nine months ended September 30, 2016, we recognized a loss of $0.6 million on forward currency exchange contracts that offset exchange rate exposure related to intercompany loans to a subsidiary whose functional currency is the Brazilian Real. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our principal executive officer and principal financial officer concluded that, due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures), our disclosure controls and procedures were not effective as of September 30, 2017. Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weaknesses as reported in our Annual Report on Form 10-K for the year ended December 31, 2016:

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

Remediation of Material Weakness in Internal Control Over Financial Reporting

Our management continues to be committed to the implementation of remediation efforts to address all identified material weaknesses, as well as to foster continuous improvement in our internal controls. These remediation efforts, summarized below, are implemented or are in the process of being implemented, and are intended to address the identified material weaknesses and enhance our overall financial control environment.

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

We have made numerous changes throughout our organization and have taken significant other actions to reinforce the importance of a strong control environment, including enhancing our documentation related to our business processes, global on-site and group training and other steps designed to strengthen and enhance our control culture. We are also in the final steps of enhancing our Code of Conduct and have implemented web-based technology to allow our employees an additional method to report concerns regarding potential violations of our Code of Conduct, policies or applicable laws and regulations.

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

•
Provided enhanced training on our policies and ethical requirements in English, and in Italian where necessary, including the emphasis of our helpline, the importance of reporting unethical actions and our zero tolerance for retaliation of any kind;

•
Provided enhanced trainings on internal controls, assisted management in enhancing process documentation related to key business processes, and worked with local management on the testing of these new or enhanced internal controls;

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

Our management continues to believe meaningful progress has been made against remaining remediation efforts; although timetables vary, management regards successful completion as an important priority. Ongoing remediation activities include:

•	Continuing our enhanced review of estimated costs at completion as part of the monthly close process;

•	Continuing to review and redesign internal controls, including spreadsheet controls, to ensure that the control objectives mitigate the identified risks;

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

•	Continuing to integrate accounting, manufacturing and operations functions and revise organizational structures to enhance accurate reporting and ensure appropriate review and accountability;

•
Continuing to enhance our Sarbanes-Oxley (SOX) compliance procedures, including designing controls to respond to our risk assessment processes, implementing walkthroughs and performing risk responsive testing on our internal controls; and

•	Continuing our corporate review, at least quarterly, of non-income-based tax receivables globally.

Our management believes the measures, when fully implemented and operational, will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We continue to be committed to improving our internal control processes and intend to continue to review and improve our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table summarizes our repurchases of equity securities during the three months ended September 30, 2017:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
July 1, 2017 - July 31, 2017	—	$—	N/A	N/A
August 1, 2017 - August 31, 2017	7,347	25.47	N/A	N/A
September 1, 2017 - September 30, 2017	259	30.33	N/A	N/A
Total	7,606	$25.64	N/A	N/A

(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The information required by this Part II. Item 6 is set forth in the Exhibit Index accompanying this quarterly report on Form 10-Q and is incorporated by reference into this Part II. Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exterran Corporation

Date: November 7, 2017	By:	/s/ DAVID A. BARTA
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