Form 10-K
period 2017-12-31
Exterran Corp
filed 2018-02-28
CIK 1635881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the common stock of the registrant held by non-affiliates, based on the closing price on the New York Stock Exchange, as of June 30, 2017 was $834,134,700.
Number of shares of the common stock of the registrant outstanding as of February 20, 2018: 35,741,033 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2018 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, are incorporated by reference into Part III of this Form 10-K.

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

•	changes in currency exchange rates, including the risk of currency devaluations by foreign governments, and restrictions on currency repatriation;

•	risks associated with our operations, such as equipment defects, equipment malfunctions and natural disasters;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment and workforce factors, including our ability to hire, train and retain key employees;

•	our ability to implement our business and financial objectives, including:

•	winning profitable new business;

•	timely and cost-effective execution of projects;

•	enhancing our asset utilization, particularly with respect to our fleet of compressors;

•	integrating acquired businesses;

•	generating sufficient cash to satisfy our operating needs, existing capital commitments and other contractual cash obligations, including our debt obligations; and

•	accessing the financial markets at an acceptable cost;

•	our ability to accurately estimate our costs and time required under our fixed price contracts;

•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures;

•	the effectiveness of our internal control environment, including the identification of control deficiencies;

•	the results of governmental actions relating to current investigations;

•	the agreements related to the spin-off (see “Spin-off” below under Part I, Item 1 “Business”) and the anticipated effects of restructuring our business; and

•	our level of indebtedness and ability to fund our business.

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
Item 1.  Business

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a global systems and process company offering solutions in the oil, gas, water and power markets. We are a market leader in natural gas processing and treatment and compression products and services, providing critical midstream infrastructure solutions to customers throughout the world. Outside the United States of America (“U.S.”), we are a leading provider of full-service natural gas contract compression, and a supplier of aftermarket parts and services. Our manufacturing facilities are located in the U.S., Singapore and the United Arab Emirates.

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

General

We provide our products and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. We operate in three primary business lines: contract operations, aftermarket services and product sales. The nature and inherent interactions between and among our business lines provide us with opportunities to cross-sell or offer integrated product and service solutions to our customers.

For financial data relating to our reportable business segments or countries that accounted for 10% or more of our revenue in any of the last three fiscal years or 10% or more of our property, plant and equipment, net, as of December 31, 2017, 2016 or 2015, see Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and Note 23 to our Consolidated and Combined Financial Statements included in Part IV, Item 15 (collectively referred to as “Financial Statements,” and individually referred to as “balance sheets,” “statements of operations,” “statements of comprehensive income (loss),” “statements of stockholders’ equity” and “statements of cash flows” herein). We are currently in the process of transitioning into four regional structures to more effectively and efficiently serve our customer needs. We do not anticipate that this will fundamentally change how we deploy capital.

Contract Operations

In our contract operations business, we own and operate natural gas compression equipment and crude oil and natural gas production and processing equipment on behalf of our customers outside of the U.S. We provide comprehensive contract operations services to our customers based on each customer’s needs and operating specifications. Our services include the provision of personnel, equipment, tools, materials and supplies to meet our customers’ natural gas compression or oil and natural gas production and processing service needs. Activities we may perform in meeting our customer’s needs include engineering, designing, sourcing, constructing, installing, operating, servicing, repairing, maintaining and decommissioning equipment owned by us necessary to provide these services.

We generally enter into contracts with our contract operations customers with initial terms ranging between three to five years, and in some cases, in excess of 10 years. In many instances, we are able to renew those contracts prior to the expiration of the initial term and in other instances, we may sell the underlying assets to our customers pursuant to purchase options or negotiated sale. If a contract is not renewed or a customer does not purchase the underlying assets, our equipment is returned to our premises for future redeployment. These contracts may require us to make significant investments in equipment, facilities and related installation costs. These projects may include several compressor units on one site or entire facilities designed to process and treat oil or natural gas to make it suitable for end use. Our commercial contracts generally require customers to pay a monthly service fee even during periods of limited or disrupted oil or natural gas flows, which we believe provide us with relatively stable and predictable cash flows. Additionally, because we typically do not take title to the oil or natural gas we compress, process or treat, and because the natural gas we use as fuel for our equipment is supplied by our customers, we have limited direct exposure to short-term commodity price fluctuations.

Our equipment is maintained in accordance with established maintenance schedules. These maintenance procedures are updated as technology changes and as our operations team develops new techniques and procedures. In addition, because our field technicians provide maintenance on our contract operations equipment, they are familiar with the condition of our equipment and can readily identify potential problems. In our experience, these maintenance procedures maximize equipment life and unit availability, minimize avoidable downtime and lower the overall maintenance expenditures over the equipment life. We believe our contract operations services generally allow our customers to achieve higher production rates than they would achieve with their own operations, resulting in increased revenue for our customers. In addition, outsourcing these services allows our customers flexibility for their compression and production and processing needs while limiting their capital requirements.

During the year ended December 31, 2017, approximately 31% of our revenue and 70% of our gross margin was generated from contract operations. Our contract operations business is capital intensive. As of December 31, 2017, the net book value of property, plant and equipment associated with our contract operations business was $745.9 million.

Aftermarket Services

In our aftermarket services business, we sell parts and components and provide operations, maintenance, overhaul, upgrade, commissioning and reconfiguration services to customers outside of the U.S. who own their own compression, production, processing, treating and related equipment. Our services range from routine maintenance services and parts sales to the full operation and maintenance of customer-owned equipment.

We generally enter into contracts with our operation and maintenance customers with initial terms ranging between two to four years, and in some cases, in excess of six years. In many instances, we are able to renew those contracts prior to the expiration of the initial term. We believe that we are particularly well qualified to provide these services because of our highly experienced operating personnel and technical and engineering expertise gained through providing similar services as part of our contract operations business. In addition, our aftermarket services business compliments our strategy to provide integrated infrastructure solutions to our customers because it enables us to continue to serve our customers after the sale of any assets or facilities manufactured through our product sales business. We seek to couple our aftermarket services with our product sales business to provide ongoing services to customers who buy equipment from us and also seek to sell those services to customers who have bought equipment from other companies.

During the year ended December 31, 2017, approximately 9% of our revenue and 8% of our gross margin was generated from aftermarket services.

Product Sales

In our product sales business, we design, engineer, manufacture, install and sell natural gas compression packages as well as equipment used in the production, treating and processing of crude oil and natural gas primarily to major and independent oil and natural gas producers as well as national oil and natural gas companies in the countries where we operate. We offer a broad range of equipment designed to make crude oil and natural gas suitable for end use. We believe the broad range of products we sell through our global platform enables us to take advantage of the ongoing, worldwide energy infrastructure build-out.

Our products include line heaters, oil and natural gas separators, glycol dehydration units, condensate stabilizers, dew point control plants, water treatment, mechanical refrigeration and cryogenic plants and skid-mounted production packages designed for both onshore and offshore production facilities. We sell standard production and processing equipment, which is used for processing wellhead production from onshore or shallow-water offshore platform production. In addition, we sell custom-engineered, built-to-specification production and processing equipment, including designing facilities comprised of a combination of our products integrated into a solution that meets our customers’ needs. Some of these projects are in remote areas and in developing countries with limited oil and natural gas industry infrastructure. To meet most customers’ rapid response requirements and minimize customer downtime, we maintain an inventory of standard products and longer lead-time components used to manufacture our products to our customers’ specifications. Typically, we expect our production and processing equipment backlog to be produced within a three to 24 month period.

We also design, engineer, manufacture, sell and, in certain cases, install, skid-mounted natural gas compression equipment to meet standard or unique customer specifications. Generally, we assemble compressors sold to third parties according to each customer’s specifications. We purchase components for these compressors from third party suppliers including several major engine and compressor manufacturers in the industry. We also sell pre-engineered compressor units designed to maximize value and fast delivery to our customers. Typically, we expect our compressor equipment backlog to be produced within a three to 12 month period.

During the year ended December 31, 2017, approximately 60% of our revenue and 22% of our gross margin was generated from product sales. As of December 31, 2017, our backlog in product sales was $461.0 million, all of which is expected to be recognized as revenue before December 31, 2018. Our product sales backlog consists of unfilled orders based on signed contracts and does not include potential product sales pursuant to letters of intent received from customers.

Competitive Strengths

We believe we have the following key competitive strengths:

•
Global platform and expansive service and product offerings positioned to capitalize on the global energy infrastructure build-out.  Global oil and natural gas infrastructure continues to be built out, which provides us with opportunities for growth. We are well positioned to capitalize on increased opportunities in the U.S. and international markets. We believe our global customer base continues to invest in infrastructure projects based on longer-term fundamentals that are less tied to near-term commodity prices and that our size, geographic scope and broad customer base provide us with a unique advantage in meeting our customers’ needs and will allow us to capture future opportunities. We provide our customers with a broad variety of products and services in approximately 30 countries worldwide, including outsourced compression, production and processing services, natural gas compression, oil and natural gas production and processing equipment, water treatment solutions, installation services and integrated power generation. By offering a broad range of products and services that leverage our core strengths, we believe we provide unique integrated solutions that meet our customers’ needs. We believe the breadth and quality of our products and services, the depth of our customer relationships and our presence in many major oil and natural gas producing regions place us in a position to capture additional business on a global basis.

•
Complementary businesses enable us to offer customers integrated infrastructure solutions.  We aim to provide our customers with a single source to meet their energy infrastructure needs and we believe we have the ability to serve our customers’ changing needs in a variety of ways. For customers that seek to manage their capital spending on energy infrastructure projects, we offer our full operations services through our contract operations business. For customers that prefer to develop and acquire their own infrastructure assets, we are able to sell equipment and facilities for their operations and, following the sale of our equipment, we can also provide commissioning, operations, maintenance, overhaul, upgrade and reconfiguration services through our aftermarket services. Furthermore, we combine our products into an integrated solution that we design, engineer, procure and, in some cases, construct on-site for sale to our customers. Because of the breadth of our products and our ability to deliver those products through our different delivery models, we believe we are able to provide the solution that is most suitable to our customers in the markets in which they operate. We believe this ability to provide our customers with a variety of products and services provides us with more business opportunities, as we are able to adjust the products and services we provide to reflect our customers’ changing needs.

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

•
Cash flows from our contract operations business are supported by long-term contracts.  We provide contract operations services to customers located in approximately 15 countries. Within our contract operations business, we seek to enter into long-term contracts with a diverse collection of customers, including large integrated oil and natural gas companies and national energy companies. These contracts generally involve initial terms ranging from three to five years, and in some cases, in excess of 10 years, and typically require our customers to pay our monthly service fee even during periods of limited or disrupted oil or natural gas flows. Furthermore, our customer base includes several companies that are among the largest and most well-known companies within their respective regions throughout our global platform.

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

•
Well-balanced capital structure with sufficient liquidity.  We intend to maintain a capital structure with an appropriate amount of leverage and the financial flexibility to invest in our operations and pursue attractive growth opportunities that we believe will increase the overall earnings and cash flow generated by our business. As of December 31, 2017, taking into account guarantees through letters of credit, we had undrawn capacity of $640.3 million under our revolving credit facility, of which $585.2 million was available for additional borrowings as a result of a covenant restriction included in our credit agreement. In addition, as of December 31, 2017, we had $49.1 million of cash and cash equivalents on hand.

Business Strategies

We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:

•
Strategically grow our business.  Our primary strategic focus involves the growth of our business through expanding our product and services offerings by leveraging our portfolio of products and services. We intend to infuse technology and innovation into our existing midstream products and services while developing new product and service offerings in water treatment and integrated power generation. Additionally, our strategic focus includes targeting redevelopment opportunities in the U.S. energy market and expansions into new international markets benefiting from the global energy infrastructure build-out. We believe our diverse product and service portfolio allows us to readily respond to changes in industry and economic conditions and that our global footprint allows us to provide the prompt product availability our customers require. We have the ability to construct projects in new locations as needed to meet customer demand and to readily deploy our capital to construct new or supplemental projects that we build, own and operate on behalf of our customers through our contract operations business. In addition, we seek to provide our customers with integrated infrastructure solutions by combining product and service offerings across our businesses. We plan to supplement our organic growth with select acquisitions, partnerships and other commercial arrangements in key markets to further enhance our geographic reach, product offerings and other capabilities. We believe these arrangements will allow us to generate incremental revenues from existing and new customers and obtain greater market share.

•
Expand customer base and deepen relationships with existing customers.  We believe the unique, broad range of services we offer, the quality of our products and services and our diverse geographic footprint position us to attract new customers and cross-sell our products and services to existing customers. In addition, we have significant experience and a long history of providing our products and services to our customers which, coupled with the technical expertise of our experienced personnel, enables us to understand and meet our customers’ needs, particularly as those needs develop and change over time. We intend to continue to devote significant business development resources to market our products and services, leverage existing relationships and expedite our growth potential. Additionally, we seek to evolve our products and services offerings by developing new technologies that will allow us to provide solutions to the critical midstream infrastructure needs of our customers.

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

•
Continue to optimize our global platform, products and services and enhance our profitability.  We regularly review and evaluate the quality of our operations, products and services and portfolio of our product and service offerings. This process includes assessing the quality of our performance and potential opportunities to create value for our customers. We believe the development and introduction of new technology into our existing products and services will create more value for us in the market place, which we believe will further differentiate us from our competitors. Additionally, we believe our ongoing focus on improving the quality of our operations, products and services results in greater satisfaction among our customers, which we believe results in greater profitability and value for our shareholders.

Industry Overview

Natural Gas Compression

Our international compression business is comprised primarily of large horsepower compressors that are typically deployed in facilities comprised of several compressors on one site. A significant portion of this business involves comprehensive projects that require the design, engineering, manufacture, delivery and installation of several compressors on one site coupled with related natural gas treating and processing equipment. We are able to serve our customers’ needs for such projects through our product sales business and with follow-on services from our aftermarket services business, or through the provision of our contract operations services.

Natural gas compression is a mechanical process whereby the pressure of a given volume of natural gas is increased to a desired pressure for transportation from one point to another and is essential to the production and transportation of natural gas. Compression is typically required several times during the natural gas production and transportation cycle, including (i) at the wellhead, (ii) throughout gathering and distribution systems, (iii) into and out of processing and storage facilities and (iv) along pipelines. Natural gas compression can also be used to re-inject associated gas into producing wells to provide enhanced oil recovery.

Production and Processing

Crude oil and natural gas are generally not marketable as produced at the wellhead and must be processed or treated before they can be transported to market. Production and processing equipment is used to separate and treat oil and natural gas as they are produced to achieve a marketable quality of product. Production processing typically involves the separation of oil and natural gas and the removal of contaminants or the separation of marketable liquids from the gas stream prior to transportation. The end result is “pipeline” or “sales” quality oil and natural gas. Further processing or refining is almost always required before oil or natural gas is suitable for use as fuel or feedstock for petrochemical production. Production processing normally takes place in the “upstream” and “midstream” segments, while refining and petrochemical processing is referred to as the “downstream” segment. Wellhead or upstream production and processing equipment include a wide and diverse range of products.

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

Seasonal Fluctuations

Our results of operations have not historically reflected material seasonal tendencies and we do not believe that seasonal fluctuations will have a material impact on us in the foreseeable future.

Markets, Customers and Competition

Our global customer base consists primarily of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national energy companies, independent producers and natural gas processors, gatherers and pipeline operators.

During the years ended December 31, 2017 and 2015, Archrock and its affiliates accounted for approximately 12% and 11% of our total revenue, respectively. During the year ended December 31, 2016, Petroleo Brasileiro S.A. (“Petrobras”) accounted for approximately 10% of our total revenue. No other customer accounted for more than 10% of our revenue in 2017, 2016 and 2015. The loss of our business with Petrobras or Archrock, unless offset by additional sales to other customers, or the inability or failure of Petrobras or Archrock to meet its payment obligations could have an adverse effect on our business, results of operations and financial condition. See Note 17 to the Financial Statements for further discussion on transactions with affiliates.

We currently operate in approximately 30 countries. We have manufacturing facilities in the U.S., Singapore and the United Arab Emirates and offices in the major oil and gas regions around the world.

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

The separation and distribution agreement from the Spin-off contains certain noncompetition provisions addressing restrictions on our ability to provide compression contract operations and aftermarket services in the U.S. and on Archrock’s ability to provide compression contract operations and aftermarket services outside of the U.S. and product sales to customers worldwide that expire on November 3, 2018, subject to certain exceptions.

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

Compliance with these environmental laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory and remedial obligations, and the issuance of injunctions delaying or prohibiting operations. In certain circumstances, laws may impose strict, joint and several liability without regard to fault or the legality of the original conduct on classes of persons who are considered to be responsible for the release of hazardous substances into the environment. In addition, it is not uncommon for third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by hazardous substances or other pollutants released into the environment. We currently own or lease, and in the past have owned or leased, a number of properties that have been used in support of our operations for a number of years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons, hazardous substances, or other regulated wastes may have been disposed of, or released, on or under the properties owned by us, leased by us or other locations where such materials have been taken for disposal by companies sub-contracted by us. In addition, many of these properties have been previously owned or operated by third parties whose treatment and disposal or release of hydrocarbons, hazardous substances or other regulated wastes were not under our control. These properties and the materials released or disposed thereon may be subject to various laws that could require us to remove or remediate historical property contamination, or to perform certain operations to prevent future contamination. We are not currently under any order requiring that we undertake or pay for any cleanup activities. However, we cannot provide any assurance that we will not receive any such order in the future.

The clear trend in environmental regulation is to place more restrictions on activities that may affect the environment, and thus, any changes in these laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal, emission or remediation requirements could have a material adverse effect on our results of operations and financial position.

Employees

As of December 31, 2017, we had approximately 4,500 employees. Many of our employees outside of the U.S. are covered by collective bargaining agreements. We generally consider our relationships with our employees to be satisfactory.

Available Information

Our website address is www.exterran.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website, without charge, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (the “SEC”). Information on our website is not incorporated by reference in this report or any of our other securities filings. Paper copies of our filings are also available, without charge, from Exterran Corporation, 4444 Brittmoore Road, Houston, Texas 77041, Attention: Investor Relations. Alternatively, the public may read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549.

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

Risks Related to Our Business and Industry

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

Oil and natural gas prices and the level of drilling and exploration activity can be volatile. In periods of volatile commodity prices, the timing of any change in activity levels by our customers is difficult to predict. As a result, our ability to project the anticipated activity level for our business, and particularly our product sales segment may be limited.

During periods of lower oil or natural gas prices, our customers typically decrease their capital expenditures, which generally results in lower activity levels. A reduction in demand for our products and services could force us to reduce our pricing substantially, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, due to the low oil and natural gas price environment during 2015 and the majority of 2016, our customers sought to reduce their capital and operating expenditure requirements, and as a result, the demand and pricing for the equipment we manufacture was adversely impacted. Moreover, a reduction in demand for our products and services could result in our customers seeking to preserve capital by canceling contracts, canceling or delaying scheduled maintenance of their existing natural gas compression and oil and natural gas production and processing equipment, ceasing commitments for new contract operations service contracts or new compression and oil and natural gas production and processing equipment, or canceling or delaying orders for our products and services, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The erosion of the financial condition of our customers could adversely affect our business.

Many of our customers finance their exploration and development activities through cash flows from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. A reduction in borrowing bases under reserve-based credit facilities, the lack of availability of debt or equity financing or other factors that negatively impact our customers’ financial condition could result in our customers seeking to preserve capital by reducing prices under existing contracts or cancelling contracts with us, determining not to renew contracts with us, cancelling or delaying scheduled maintenance of their existing natural gas compression and oil and natural gas production and processing equipment, determining not to enter into contract operations agreements or not to purchase new compression and oil and natural gas production and processing equipment, or determining to cancel or delay orders for our products and services. Any such action by our customers would reduce demand for our products and services. Reduced demand for our products and services could adversely affect our business, financial condition, results of operations and cash flows. In addition, in the event of the financial failure of a customer, we could experience a loss on all or a portion of our outstanding accounts receivable associated with that customer.

Failure to timely and cost-effectively execute on larger projects could adversely affect our business.

Some of our projects have a relatively larger size and scope than the majority of our projects, which can translate into more technically challenging conditions or performance specifications for our products and services. Contracts with our customers for these projects typically specify delivery dates, performance criteria and penalties for our failure to perform. Any failure to estimate the cost of and execute these larger projects in a timely and cost effective manner could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may incur losses on fixed-price contracts, which constitute a significant portion of our business.

In connection with projects and services performed under fixed-price contracts, we generally bear the risk of cost over-runs, operating cost inflation, labor availability and productivity, and supplier and subcontractor pricing and performance, unless additional costs result from customer-requested change orders. Under both our fixed-price contracts and our cost-reimbursable contracts, we may rely on third parties for many support services, and we could be subject to liability for their failures. Any failure to accurately estimate our costs and the time required for a fixed-price project at the time we enter into a contract could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations in international markets are subject to many risks.

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

Our contract operations segment is dependent on companies that are controlled by the government in which it operates.

The countries with our largest contract operations businesses include Mexico, Brazil and Argentina. We generate a significant portion of our revenue in these countries from national oil companies, including Yacimientos Petroliferos Fiscales in Argentina, Petroleos Mexicanos in Mexico and Petrobras in Brazil. Contracts with national oil companies may expose us to greater commercial, political and operational risks than we assume in other contracts. Our ability to resolve disputes or enforce contractual provisions may be negatively impacted by the significant bargaining leverage that national oil companies have over us. If our national oil company customers cancel some of our contracts and we are unable to secure new contracts on a timely basis and on substantially similar terms, or if a number of our contracts are renegotiated, it could adversely affect our business, financial position, results of operations or cash flows.

We are exposed to exchange rate fluctuations in the international markets in which we operate.

We operate in many international countries and anticipate that there will be instances in which costs and revenues will not be exactly matched with respect to currency denomination. Gains and losses from the remeasurement of assets and liabilities that are receivable or payable in currencies other than our subsidiaries’ functional currency are included in our statements of operations. In addition, currency fluctuations cause the U.S. dollar value of our international results of operations and net assets to vary with exchange rate fluctuations. A decrease in the value of any of these currencies relative to the U.S. dollar could have a negative impact on our business, financial condition, results of operations or cash flows. As we expand geographically, we may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency exchange rates that could potentially impact our future earnings and forecasted cash flows. However, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against some or all of these risks.

See further discussion of foreign exchange risks under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” included elsewhere in this Annual Report.

We are involved in governmental and internal investigations, which are costly to conduct, may result in substantial financial and other penalties, and could adversely affect our business, financial condition and results of operations.

In March 2016, the Audit Committee of the Board of Directors retained legal counsel to conduct an internal investigation related to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. Our Belleli EPC business had historically been comprised of engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants in the Middle East (referred to as “Belleli EPC” or the “Belleli EPC business” herein). On April 26, 2016, we filed a Form 8-K reporting the errors and possible irregularities at Belleli EPC. Contemporaneously with filing the Form 8-K, we self-reported these issues to the SEC. We continue to cooperate with the SEC in its ongoing investigation of this matter, which has included responding to a subpoena for documents related to the circumstances giving rise to the restatement as well as documents related to our compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”), which were also provided to the Department of Justice (“DOJ”) at its request. We also have made the SEC and DOJ aware of our internal investigation regarding previously restated non-income-based tax receivables due to us from the Brazilian government. We could be subject to stockholder or other actions, or further regulatory actions, in connection with these issues in the future.

The SEC staff has notified us that they have concluded their investigation concerning our compliance with the FCPA and that they do not intend to recommend an enforcement action concerning our compliance with the FCPA. The DOJ has similarly informed us that it does not intend to proceed with any further investigation or enforcement. The SEC’s investigation related to the circumstances giving rise to the restatement is continuing, and we are presently unable to predict the duration, scope or results or whether the SEC will commence any legal action. If we are found to have violated securities laws or other federal statutes, we may be subject to criminal and civil penalties and other remedial measures, including, but not limited to injunctive relief, disgorgement, civil and criminal fines and penalties, modifications to business practices including the termination or modification of existing business relationships, modifications of compliance programs and the retention of a monitor to oversee compliance. The imposition of any of these sanctions or remedial measures could have a material adverse impact on our reputation, business, results of operations, financial condition, liquidity and stock price.

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

The revenues projected in our product sales backlog may not be realized or, if realized, may not result in profits. Due to potential project cancellations or changes in project scope and schedule, we cannot predict with certainty when or if backlog will be performed. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us or poor project performance could increase the cost associated with a project. Delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce the revenues and reduce or eliminate profits that we actually realize from projects in backlog. We may be at greater risk of delays, suspensions and cancellations during periods of low oil and natural gas prices.

Reductions in our product sales backlog due to cancellation or modification by a customer or for other reasons may adversely affect, potentially to a material extent, the revenues and earnings we actually receive from contracts included in our backlog. Many of the contracts in our product sales backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues for work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed. However, we typically have no contractual right upon cancellation to the total revenue reflected in our backlog. Projects may remain in our backlog for extended periods of time. If we experience significant project terminations, suspensions or scope adjustments to contracts reflected in our backlog, our financial condition, results of operations and cash flows may be adversely impacted.

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

In addition, we could face significant competition from new entrants into the compression services and product sales businesses. Some of our existing competitors or new entrants may expand or develop new processing, treating and compression equipment that would create additional competition for the products, equipment or services we provide to our customers.

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

Our employees work on projects that are inherently dangerous. If we fail to maintain safe work sites, we can be exposed to significant financial losses and reputational harm.

Safety is a leading focus of our business, and our safety record is critical to our reputation and is of paramount importance to our employees, customers and stockholders. However, we often work on large-scale and complex projects which can place our employees and others near large mechanized equipment, moving vehicles, dangerous processes and in challenging environments. Although we have a functional group whose primary purpose is to implement effective quality, health, safety, environmental and security procedures throughout our company, if we fail to implement effective safety procedures, our employees and others may become injured, disabled or lose their lives, our projects may be delayed and we may be exposed to litigation or investigations.

Unsafe conditions at project work sites also have the potential to increase employee turnover, increase project costs and raise our operating costs. Additionally, many of our customers require that we meet certain safety criteria to be eligible to bid for contracts and our failure to maintain adequate safety standards could result in reduced profitability, or lost project awards or customers. Any of the foregoing could result in financial losses or reputational harm, which could have a material adverse impact on our business, financial condition and results of operations.

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

We may be subject to risks arising from changes in technology.

The supply chains in which we operate are subject to technological changes and changes in customer requirements. We may not successfully develop or implement new or modified types of products or technologies that may be required by our customers in the future. Further, the development of new technologies by competitors that may compete with our technologies could reduce demand for our products and affect our financial performance. Should we not be able to maintain or enhance the competitive values of our products or develop and introduce new products or technologies successfully, or if new products or technologies fail to generate sufficient revenues to offset research and development costs, our business, financial condition and operating results could be materially adversely affected.

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

In addition, our assets may be targets of terrorist activities that could disrupt our ability to service our customers. We may be required by our regulators or by the future terrorist threat environment to make investments in security that we cannot currently predict. The implementation of security guidelines and measures and maintenance of insurance, to the extent available, could increase costs. These types of events could have a material adverse effect on our business and results of operations. In addition, these types of events could require significant management attention and resources, and could adversely affect our reputation among customers and the public.

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

We operate in many parts of the world that experience high levels of corruption, and our business brings us in frequent contact with foreign officials. Our compliance policies and programs mandate compliance with all applicable anti-corruption laws but may not be completely effective in ensuring our compliance. Our training and compliance program and our internal control policies and procedures may not always protect us from violations committed by our employees or agents. If we undergo an investigation of potential violations of anti-corruption laws or if we fail to comply with these laws, we may incur significant legal expenses or be subject to criminal and civil penalties and other sanctions and remedial measures, which could have a material adverse impact on our reputation, business, financial condition, results of operations and liquidity.

We also are subject to other laws and regulations governing our operations, including regulations administered by the U.S. Department of Treasury’s Office of Foreign Asset Control and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries and persons and customs requirements. Trade control laws are complex and constantly changing. Our compliance policies and programs increase our cost of doing business and may not work effectively to ensure our compliance with trade control laws. If we undergo an investigation of potential violations of trade control laws by U.S. or foreign authorities or if we fail to comply with these laws, we may incur significant legal expenses or be subject to criminal and civil penalties and other sanctions and remedial measures, which could have a material adverse impact on our reputation, business, financial condition and results of operations.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The Tax Reform Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax, a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. Guidance under U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Reform Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

While we recorded provisional estimates of the impact of the Tax Reform Act, the final impact may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the government and actions we may take as a result of these enacted tax laws. We are continuing to analyze additional information to determine the final impact as well as other impacts of the Tax Reform Act. Any adjustments recorded to the provisional amounts will be included in income from operations as an adjustment to our 2018 financial statements.

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

The inability to acquire adequate supplies of water for our or our customers’ operations or the inability to dispose of or recycle the water we or our customers’ use economically and in an environmentally safe manner could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells, and adversely affect demand for our products.

Oil and gas development activities require the use of water. For example, the hydraulic fracturing process to produce commercial quantities of oil and natural gas from many reservoirs requires the use and disposal of significant quantities of water. In certain areas, there may be a scarcity of water for drilling activities due to various factors, including insufficient local aquifer capacity or government regulations restricting the use of water. Our customers’ inability to secure sufficient amounts of water, or our or our customers’ inability to dispose of or recycle the water used in operations, could adversely impact our or our customers’ operations in certain areas. The imposition of new environmental initiatives and regulations, could further restrict our or our customers’ ability to conduct certain operations disposal of waste, including, but not limited to, produced water, drilling fluids and other materials associated with the exploration, development or production of oil and natural gas. Any such restrictions could reduce demand for our products, and as a result could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Global climate change is an increased international concern and could increase operating costs or reduce the demand for our products and services.

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

Further, some scientists have concluded that increasing greenhouse gas concentrations in the atmosphere may produce physical effects, such as increased severity and frequency of storms, droughts, floods and other climate events. To the extent there are significant changes in the Earth’s climate in the markets we serve or the areas where our assets reside, we could incur increased expenses, our operations could be materially impacted, and demand for our products could fall. Demand for our products may also be adversely affected by conservation plans and efforts undertaken in response to global climate change, including plans developed in connection with the Paris climate conference in December 2015. Many governments also provide, or may in the future provide, tax advantages and other subsidies to support the use and development of alternative energy technologies. Our operations and the demand for our products or our customers’ products could be materially impacted by the development and adoption of these technologies.

Risks Related to Our Level of Indebtedness

Our outstanding debt obligations could limit our ability to fund future growth and operations and increase our exposure to risk during adverse economic conditions.

At December 31, 2017, we had approximately $375.0 million under our 8.125% senior unsecured notes due 2025 (the “2017 Notes”). We did not have any borrowings under our revolving credit facility as of December 31, 2017. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors and those listed in the Disclosure Regarding Forward-Looking Statements section included in Part I of this Annual report.

Our debt and associated commitments could have important adverse consequences. For example, these commitments could:

•	make it more difficult for us to satisfy our contractual obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, investments, acquisitions or other corporate requirements;

•
increase our vulnerability to interest rate fluctuations because the interest payments on borrowings under our revolving credit facility are based upon variable interest rates and can adjust based upon our credit statistics;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a disadvantage compared to our competitors that have less debt or less restrictive covenants in such debt; and

•	limit our ability to borrow additional funds in the future.

Covenants in our debt agreements may restrict our ability to operate our business.

Our credit agreement, consisting of a $680.0 million revolving credit facility expiring in November 2020, contains various covenants with which we, Exterran Energy Solutions, L.P. (“EESLP”), our wholly owned subsidiary, and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. Additionally, we are required to maintain certain financial covenant ratios. If we fail to remain in compliance with these restrictions and financial covenants, we would be in default under our credit agreement. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impact our ability to perform our obligations under our credit agreement, this could lead to a default. A default under one of our debt agreements might trigger cross-default provisions under our other debt agreement, which would accelerate our obligation to repay our indebtedness under those agreements. If the repayment obligations on any of our indebtedness were to be accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and our financial position would be materially adversely affected. As of December 31, 2017, we were in compliance with all financial covenants under our credit agreement.

As a result of a covenant restriction included in our credit agreement, $585.2 million of the $640.3 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of December 31, 2017.

We may increase our debt or raise additional capital in the future, which could affect our financial condition, may decrease our profitability or could dilute our shareholders.

We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of preferred stock, the terms of the debt or preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, our shareholders’ ownership in us would be diluted. If we are unable to raise additional capital when needed, it could affect our financial health, which could negatively affect our shareholders.

Risks Related to the Spin-off

As a result of the Spin-off, we and Archrock are subject to certain noncompetition restrictions, which may limit our ability to grow our business.

In connection with the completion of the Spin-off, we entered into a separation and distribution agreement with Archrock that contains certain noncompetition provisions addressing restrictions on our ability to provide compression contract operations and aftermarket services in the U.S. and on Archrock’s ability to provide compression contract operations and aftermarket services outside of the U.S. and product sales to customers worldwide that expire on November 3, 2018, subject to certain exceptions. These restrictions limit our ability to attract new compression contract operations and aftermarket services customers in the U.S., which will limit our ability to grow our business.

In addition, if we are unable to enforce the limitations on Archrock’s ability to provide certain contract operations, aftermarket services and product sales, we may lose prospective customers to Archrock, which could affect our financial condition, results of operations and cash flows to suffer.

We provide Archrock and its affiliates with certain manufactured products and we depend on Archrock and its affiliates for a significant amount of our product sales revenues.

Archrock and its affiliates are among our largest customers. During the year ended December 31, 2017, Archrock and its affiliates accounted for approximately 12% of our total revenue. Therefore, we are indirectly subject to the operational and business risks of Archrock and its affiliates. If Archrock and its affiliates are unable to satisfy its obligations or reduces its demand for any reason, our revenues would decline and our financial condition, results of operations and cash flows could be adversely affected. Further, we have no control over Archrock and its affiliates, and Archrock and its affiliates may elect to pursue a business strategy that does not favor us or our business.

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

Pursuant to the separation and distribution agreement and other agreements with Archrock, Archrock has agreed to indemnify us for certain liabilities, and we have agreed to indemnify Archrock for certain liabilities, in each case for uncapped amounts, as discussed further in our Registration Statement. Under the separation and distribution agreement, we and Archrock will generally release the other party from all claims arising prior to the Spin-off that relate to the other party’s business, subject to certain exceptions. Also pursuant to the separation and distribution agreement, we have agreed to use our commercially reasonable efforts to remove Archrock as a party to certain of our contracts with third parties. In the event that Archrock remains as a party, we expect to indemnify Archrock for any liabilities relating to such contracts. Indemnities that we may be required to provide Archrock will not be subject to any cap, may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the Spin-off.

With respect to Archrock’s agreement to indemnify us, there can be no assurance that the indemnity from Archrock will be sufficient to protect us against the full amount of such liabilities, or that Archrock will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Archrock any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, cash flows, results of operations and financial condition.

Risks Related to Our Common Stock

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following table describes the material facilities we owned or leased as of December 31, 2017:

Location	Status	Square Feet	Uses
Houston, Texas	Owned	261,600	Corporate office and product sales
Camacari, Brazil	Owned	86,112	Contract operations and aftermarket services
Neuquen, Argentina	Owned	43,233	Contract operations and aftermarket services
Reynosa, Mexico	Owned	28,912	Contract operations and aftermarket services
Santa Cruz, Bolivia	Leased	22,017	Contract operations and aftermarket services
Bangkok, Thailand	Leased	36,611	Aftermarket services
Port Harcourt, Nigeria	Leased	19,031	Aftermarket services
Houston, Texas	Owned	343,750	Product sales
Hamriyah Free Zone, UAE	Leased	212,742	Product sales
Broken Arrow, Oklahoma	Owned	141,549	Product sales
Singapore, Singapore	Leased	111,693	Product sales

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

Contemporaneously with filing the Form 8-K on April 26, 2016, we self-reported the errors and possible irregularities at Belleli EPC to the SEC. Since then, we have been cooperating with the SEC in its investigation of this matter, which has included responding to a subpoena for documents related to the restatement and of our compliance with the FCPA, which were also provided to the Department of Justice at its request. The SEC staff has notified us that they have concluded their investigation concerning our compliance with the FCPA and that they do not intend to recommend an enforcement action concerning our compliance with the FCPA. The DOJ has similarly informed us that it does not intend to proceed with any further investigation or enforcement. The SEC’s investigation related to the circumstances giving rise to the restatement is continuing, and we are presently unable to predict the duration, scope or results or whether the SEC will commence any legal action.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange under the stock symbol “EXTN.” The following table sets forth the range of high and low sale prices for our common stock for the period indicated.

	Years Ended December 31,
	2017		2016
	High	Low	High	Low
First Quarter	$34.05	$24.13	$16.99	$12.07
Second Quarter	$31.93	$24.83	$17.13	$10.83
Third Quarter	$32.78	$23.29	$15.90	$11.87
Fourth Quarter	$33.69	$28.34	$24.84	$14.51

On February 20, 2018, the closing price of our common stock was $27.07 per share. As of February 20, 2018, there were approximately 1,012 holders of record of our common stock.

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

Comparison of Cumulative Total Return

The performance graph below shows the cumulative total stockholder return on our common stock, compared with the S&P 500 Composite Stock Price Index (the “S&P 500 Index”) and the Oilfield Service Index (the “OSX Index”) over the period from November 4, 2015, the first day of trading volume, to December 31, 2017. The results are based on an investment of $100 in each of our common stock, the S&P 500 Index and the OSX Index. The graph assumes the reinvestment of dividends and adjusts all closing prices and dividends for stock splits.

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchase of Equity Securities

The following table summarizes our repurchases of equity securities during the three months ended December 31, 2017:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
October 1, 2017 - October 31, 2017	—	$—	N/A	N/A
November 1, 2017 - November 30, 2017	45,559	31.58	N/A	N/A
December 1, 2017 - December 31, 2017	1,155	29.34	N/A	N/A
Total	46,714	$31.52	N/A	N/A

(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

Item 6.  Selected Financial Data

The table below presents certain selected historical consolidated and combined financial information as of and for each of the years in the five-year period ended December 31, 2017. The selected historical consolidated financial data as of December 31, 2017 and 2016 and the selected historical consolidated and combined financial data for the years ended December 31, 2017, 2016 and 2015 has been derived from our audited Financial Statements included elsewhere in this report. The selected historical consolidated and combined financial data as of December 31, 2015, 2014 and 2013 and for the years ended December 31, 2014 and 2013 has been derived from our financial statements not included in this report.

Our Spin-off from Archrock was completed on November 3, 2015. Selected financial data for periods prior to the Spin-off represent the combined results of Archrock’s international services and product sales businesses. The combined financial data may not be indicative of our future performance and does not necessarily reflect the financial condition and results of operations we would have realized had we operated as a separate, stand-alone entity during the periods presented, including changes in our operations as a result of our Spin-off from Archrock. As discussed in Note 3 to our Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations business, Canadian contract operations and aftermarket services businesses (“Canadian Operations”), Belleli CPE business (the manufacture of critical process equipment for refinery and petrochemical facilities) and Belleli EPC business (the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants). Those results are reflected in discontinued operations for all periods presented. The selected financial data presented below should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements contained in this report.

	Years Ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenues	$1,215,294	$905,397	$1,687,264	$1,986,184	$2,247,778
Cost of sales (excluding depreciation and amortization expense)	868,154	596,406	1,189,361	1,395,007	1,676,661
Selling, general and administrative	176,318	157,485	210,483	252,130	248,336
Depreciation and amortization	107,824	132,886	146,318	163,538	131,904
Long-lived asset impairment	5,700	14,495	20,788	3,851	11,941
Restatement related charges	3,419	18,879	—	—	—
Restructuring and other charges	3,189	22,038	31,315	—	—
Interest expense	34,826	34,181	7,272	1,878	3,523
Equity in income of non-consolidated affiliates	—	(10,403)	(15,152)	(14,553)	(19,000)
Other (income) expense, net	(975)	(13,046)	35,516	5,572	(2,855)
Income (loss) before income taxes	16,839	(47,524)	61,363	178,761	197,268
Provision for income taxes	22,695	124,242	39,438	79,210	89,557
Income (loss) from continuing operations	(5,856)	(171,766)	21,925	99,551	107,711
Income (loss) from discontinued operations, net of tax	39,736	(56,171)	4,723	15,741	16,006
Net income (loss)	33,880	(227,937)	26,648	115,292	123,717
Income (loss) from continuing operations per common share: (1)
Basic	$(0.17)	$(4.97)	$0.64	$2.90	$3.14
Diluted	(0.17)	(4.97)	0.64	2.90	3.14
Weighted average common shares outstanding used in income (loss) from continuing operations per common share: (1)
Basic	34,959	34,568	34,288	34,286	34,286
Diluted	34,959	34,568	34,304	34,286	34,286
Other Financial Data:
Total gross margin (2)	$347,140	$308,991	$497,903	$591,177	$571,117
EBITDA, as adjusted (2)	173,155	155,993	282,031	338,050	329,949
Capital expenditures:
Contract Operations Equipment:
Growth (3)	$104,909	$53,005	$105,169	$97,931	$36,468
Maintenance (4)	15,691	14,440	27,282	24,377	21,591
Other	11,073	6,225	22,893	24,164	31,992
Balance Sheet Data:
Cash and cash equivalents	$49,145	$35,678	$29,032	$39,361	$35,194
Working capital (5) (6)	134,048	177,824	408,488	366,135	305,848
Property, plant and equipment, net	822,279	790,922	846,977	890,627	897,396
Total assets (6)	1,460,807	1,374,778	1,788,396	1,999,303	1,973,622
Long-term debt (7)	368,472	348,970	525,593	1,107	1,539
Total stockholders’ equity (6) (7)	554,786	556,771	805,936	1,364,335	1,321,160

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

(5)	Working capital is defined as current assets minus current liabilities.

(6)	Amounts include balance sheet data for discontinued operations.

(7)
Pursuant to the separation and distribution agreement with Archrock and certain of our and Archrock’s respective affiliates, on November 3, 2015, we transferred $532.6 million of net proceeds from borrowings under our credit facility to Archrock to allow it to repay a portion of its indebtedness in connection with the Spin-off.

Non-GAAP Financial Measures

We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). We evaluate the performance of each of our segments based on gross margin. Total gross margin is included as a supplemental disclosure because it is a primary measure used by our management to evaluate the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our selling, general and administrative (“SG&A”) activities, the impact of our financing methods and income taxes. Depreciation and amortization expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. As an indicator of our operating performance, total gross margin should not be considered an alternative to, or more meaningful than, income (loss) before income taxes as determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”). Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

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

The following table reconciles our net income (loss) before income taxes to total gross margin (in thousands):

	Years Ended December 31,
	2017	2016	2015	2014	2013
Income (loss) before income taxes	$16,839	$(47,524)	$61,363	$178,761	$197,268
Selling, general and administrative	176,318	157,485	210,483	252,130	248,336
Depreciation and amortization	107,824	132,886	146,318	163,538	131,904
Long-lived asset impairment	5,700	14,495	20,788	3,851	11,941
Restatement related charges	3,419	18,879	—	—	—
Restructuring and other charges	3,189	22,038	31,315	—	—
Interest expense	34,826	34,181	7,272	1,878	3,523
Equity in income of non-consolidated affiliates	—	(10,403)	(15,152)	(14,553)	(19,000)
Other (income) expense, net	(975)	(13,046)	35,516	5,572	(2,855)
Total gross margin	$347,140	$308,991	$497,903	$591,177	$571,117

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

The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Years Ended December 31,
	2017	2016	2015	2014	2013
Net income (loss)	$33,880	$(227,937)	$26,648	$115,292	$123,717
(Income) loss from discontinued operations, net of tax	(39,736)	56,171	(4,723)	(15,741)	(16,006)
Depreciation and amortization	107,824	132,886	146,318	163,538	131,904
Long-lived asset impairment	5,700	14,495	20,788	3,851	11,941
Restatement related charges	3,419	18,879	—	—	—
Restructuring and other charges	3,189	22,038	31,315	—	—
Investment in non-consolidated affiliates impairment	—	—	33	197	—
Proceeds from sale of joint venture assets	—	(10,403)	(15,185)	(14,750)	(19,000)
Interest expense	34,826	34,181	7,272	1,878	3,523
(Gain) loss on currency exchange rate remeasurement of intercompany balances	(516)	(8,559)	30,127	3,614	4,313
Loss on sale of businesses	111	—	—	961	—
Penalties from Brazilian tax programs	1,763	—	—	—	—
Provision for income taxes	22,695	124,242	39,438	79,210	89,557
EBITDA, as adjusted	$173,155	$155,993	$282,031	$338,050	$329,949

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

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

Overview

We are a global systems and process company offering solutions in the oil, gas, water and power markets. We are a market leader in natural gas processing and treatment and compression products and services, providing critical midstream infrastructure solutions to customers throughout the world. Outside the U.S., we are a leading provider of full-service natural gas contract compression, and a supplier of aftermarket parts and services. We provide our products and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. We operate in three primary business lines: contract operations, aftermarket services and product sales. In our contract operations business line, we own and operate natural gas compression equipment and crude oil and natural gas production and processing equipment on behalf of our customers outside of the U.S. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul, upgrade, commissioning and reconfiguration services to customers outside of the U.S. who own their own compression, production, processing, treating and related equipment. In our product sales business line, we design, engineer, manufacture, install and sell natural gas compression packages as well as equipment used in the production, treating and processing of crude oil and natural gas to our customers throughout the world and for use in our contract operations business line. We also offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as integrated projects.

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

•	Our consolidated balance sheets at December 31, 2017 and 2016 consist entirely of our consolidated balances.

The combined financial statements were derived from the accounting records of Archrock and reflect the combined historical results of operations, financial position and cash flows of Archrock’s international services and product sales businesses. The combined financial statements were presented as if such businesses had been combined for periods prior to November 4, 2015. All intercompany transactions and accounts within these statements have been eliminated. Affiliate transactions between the international services and product sales businesses of Archrock and the other businesses of Archrock have been included in the combined financial statements, with the exception of product sales within our wholly owned subsidiary, EESLP. Prior to the closing of the Spin-off, EESLP also had a fleet of compression units used to provide compression services in the U.S. services business of Archrock. Revenue has not been recognized in the combined statements of operations for the sale of compressor units by us that were used by EESLP to provide compression services to customers of the U.S. services business of Archrock. See Note 17 to the Financial Statements for further discussion on transactions with affiliates.

The combined statements of operations for periods prior to the Spin-off include expense allocations for certain functions historically performed by Archrock and not allocated to its operating segments, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology. See Note 17 to the Financial Statements for further discussion regarding the allocation of corporate expenses. Additionally, third party debt of Archrock, other than debt attributable to capital leases, was not allocated to us for any of the periods prior to the Spin-off as we were not the legal obligor of the debt and Archrock’s borrowings were not directly attributable to our business.

We refer to the consolidated and combined financial statements collectively as “financial statements,” and individually as “balance sheets,” “statements of operations,” “statements of comprehensive income (loss),” “statements of stockholders’ equity” and “statements of cash flows” herein.

Industry Conditions and Trends

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. Although we believe our contract operations business, and to a lesser extent our product sales business, is typically less impacted by short-term commodity prices than certain other energy products and service providers, changes in oil and natural gas exploration and production spending normally result in changes in demand for our products and services.

After a period of significant declines in commodity prices, which resulted in reduced investment on the part of our customers, commodity prices started to increase which led to increased customer spending in 2017, primarily in North America. As such, we experienced higher activity levels in North America, which resulted in higher demand for gas processing and treating plants and compression equipment within our product sales business. Oil prices rose largely due to OPEC’s agreement to limit production, which incentivized U.S. producers to increase their investments in shale oil. International activity was not meaningfully impacted by higher commodity prices primarily due to uncertainty regarding oil and natural gas supply and demand fundamentals as well as concerns over the effectiveness of the OPEC-led production cuts.

Industry observers anticipate that commodity prices and customer spending should continue to increase in 2018 due to the predicted strong global demand for hydrocarbons, including increased demand for liquefied natural gas. Geographically, North America is expected to see the largest increase in industry spending with international markets anticipated to grow for the first time in four years, albeit at modest levels.

However, customer cash flows and returns on capital could drive customer investment priorities. Industry observers believe shareholders are encouraging management teams of energy producers to focus operational and compensation strategies on returns and cash flow generation rather than solely on production growth. To accomplish these strategies, industry observers believe that energy producers would need to better prioritize capital spending such that cash required for their investments would not exceed cash generated from their operating cash flows. This could impact resource allocation and ultimately the amount of new projects and capital spending by our customers.

Our Performance Trends and Outlook

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression and oil and natural gas production and processing and our customers’ decisions to use our products and services, use our competitors’ products and services or own and operate the equipment themselves.

Low commodity prices in 2015 and the first half of 2016 led to reduced energy related capital spending in those years by our customers in North America. Customer spending and investments in equipment increased in 2017 as commodity prices, primarily oil prices, rebounded from their cyclical lows, leading to a sharp increase in bookings during the year. The Henry Hub spot price for natural gas was $3.69 per MMBtu at December 31, 2017, which was 1% lower and 62% higher than prices at December 2016 and 2015, respectively, and the U.S. natural gas liquid composite price was $8.03 per MMBtu for the month of November 2017, which was 21% and 90% higher than prices for the months of December 2016 and 2015, respectively. In addition, the West Texas Intermediate crude oil spot price as of December 31, 2017 was 12% and 63% higher than prices at December 31, 2016 and 2015, respectively. During periods of lower oil or natural gas prices, our customers typically decrease their capital expenditures, which generally results in lower activity levels. Third party booking activity levels for our manufactured products in North America during the year ended December 31, 2017 were $829.8 million, which represents an increase of 141% and 112% compared to the years ended December 31, 2016 and 2015, respectively, and our North America product sales backlog as of December 31, 2017 was $421.3 million, which represents an increase of 77% and 88% compared to December 31, 2016 and 2015, respectively. We believe recent booking levels reflect the expectation that commodity prices will continue to remain above the low levels experienced in early 2016 as well as the selective deployment of capital by our customers in certain North America basins.

We expect that industry spending in international markets will begin to recover in 2018. Longer-term fundamentals in our international markets partially depends on international oil and gas infrastructure projects, many of which are based on longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based on longer-term fundamentals that may be less tied to near term commodity prices than our North American customers. However, lower oil and natural gas prices in international markets have had some negative impacts on the amount of capital investment in new projects by our customers in recent years. Over the long term, we believe the demand for our products and services in international markets will continue, and we expect to have opportunities to grow our international businesses. Third party booking activity levels for our manufactured products in international markets during the year ended December 31, 2017 were $58.0 million, which represents a decrease of 34% and an increase of 24% compared to the year ended December 31, 2016 and 2015, respectively, and our international product sales backlog as of December 31, 2017 was $39.7 million, which represents a decrease of 42% and 9% compared to December 31, 2016 and 2015, respectively.

Aggregate third party booking activity levels for our manufactured products in North America and international markets during the year ended December 31, 2017 were $887.8 million, which represents an increase of 106% and 103% compared to the years ended December 31, 2016 and 2015, respectively. The aggregate product sales backlog for our manufactured products in North America and international markets as of December 31, 2017 was $461.0 million, which represents an increase of 51% and 72% compared to December 31, 2016 and 2015, respectively. Fluctuations in the size and timing of customer requests for bid proposals and awards of new contracts tend to create variability in booking activity levels from period to period.

The timing of any change in activity levels by our customers is difficult to predict. As a result, our ability to project the anticipated activity level for our business, and particularly our product sales segment, is limited. In the latter part of 2016 and throughout 2017, we experienced an increase in product sales bookings. However, volatility in commodity prices could delay investments by our customers in significant projects, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

Our level of capital spending depends on our forecast for the demand for our products and services and the equipment required to provide services to our customers. Based on the demand we see for contract operations, we anticipate investing more capital in our contract operations business in 2018 than we did in 2017. The increased investment during 2018 is driven by several large multi-year projects contracted in 2017, or that are expected to be contracted in 2018, that are scheduled or anticipated to start earning revenue in 2018 and 2019.

Certain Key Challenges and Uncertainties

Market conditions and competition in the oil and natural gas industry and the risks inherent in international markets continue to represent key challenges and uncertainties. In addition to these challenges, we believe the following represent some of the key challenges and uncertainties we will face in the future:

Global Energy Markets and Oil and Natural Gas Pricing. Our results of operations depend upon the level of activity in the global energy markets, including oil and natural gas development, production, processing and transportation. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. If oil and natural gas exploration and development activity and the number of well completions decline due to the reduction in oil and natural gas prices or significant instability in energy markets, we would anticipate a decrease in demand and pricing for our natural gas compression and oil and natural gas production and processing equipment and services. For example, unfavorable market conditions or financial difficulties experienced by our customers may result in cancellation of contracts or the delay or abandonment of projects, which could cause our cash flows generated by our product sales and international services to decline and have a material adverse effect on our results of operations and financial condition.

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

Personnel, Hiring, Training and Retention. We believe our ability to grow may be challenged by our ability to hire, train and retain qualified personnel. Although we have been able to satisfy our personnel needs thus far, retaining employees in our industry continues to be a challenge. Our ability to continue our growth will depend in part on our success in hiring, training and retaining these employees.

Summary of Results

As discussed in Note 3 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations, Belleli CPE and Belleli EPC businesses. Those results are reflected in discontinued operations for all periods presented.

Revenue. Revenue during the years ended December 31, 2017, 2016 and 2015 was $1,215.3 million, $905.4 million and $1,687.3 million, respectively. The increase in revenue during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a significant increase in revenue in our product sales segment, partially offset by decreases in revenue in our contract operations and aftermarket services segments. The decrease in revenue during the year ended December 31, 2016 compared to the year ended December 31, 2015 was caused by revenue decreases in our product sales and contract operations segments.

Net income (loss). We generated net income of $33.9 million during the year ended December 31, 2017, net loss of $227.9 million during the year ended December 31, 2016 and net income of $26.6 million during the year ended December 31, 2015. The increase in net income during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to non-cash valuation allowances of $119.8 million recorded against U.S. net deferred tax assets during 2016, an increase in income from discontinued operations, net of tax, an increase in gross margin for our product sales segment, a decrease in depreciation and amortization expense and a decrease in restructuring and other charges. These activities were partially offset by an increase in SG&A expense. Net income (loss) during the years ended December 31, 2017 and 2016 included income from discontinued operations, net of tax, of $39.7 million and loss from discontinued operations, net of tax, of $56.2 million, respectively. Income from discontinued operations, net of tax, for 2017 was positively impacted by recoveries from liquidated damages releases and customer approved change orders related to Belleli EPC. Loss from discontinued operations, net of tax, for 2016 included impairment charges of $68.8 million related to Belleli CPE. The decrease in net income during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in gross margin in our product sales and contract operations segments, non-cash valuation allowances of $119.8 million recorded against U.S. deferred tax assets during 2016 and impairment charges reflected in loss from discontinued operations, net of tax, of $68.8 million related to Belleli CPE during 2016. These activities were partially offset by a decrease in SG&A expense and foreign currency gains of $6.5 million during 2016 compared to foreign currency losses of $35.8 million during 2015. Net loss during the year ended December 31, 2016 included loss from discontinued operations, net of tax, of $56.2 million and net income during the year ended December 31, 2015 included income from discontinued operations, net of tax, of $4.7 million.

EBITDA, as adjusted. Our EBITDA, as adjusted, was $173.2 million, $156.0 million and $282.0 million during the years ended December 31, 2017, 2016 and 2015, respectively. EBITDA, as adjusted, during the year ended December 31, 2017 compared to the year ended December 31, 2016 increased primarily due to an increase in gross margin for our product sales segment, partially offset by an increase in SG&A expense and decreases in gross margin for our aftermarket services and contract operations segments. EBITDA, as adjusted, during the year ended December 31, 2016 compared to the year ended December 31, 2015 decreased primarily due to decreases in gross margin in our product sales and contract operations segments, partially offset by a decrease in SG&A expense. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

Results by Business Segment. The following table summarizes revenue, gross margin and gross margin percentages for each of our business segments (dollars in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenue:
Contract Operations	$375,269	$392,463	$469,900
Aftermarket Services	107,063	120,550	127,802
Product Sales	732,962	392,384	1,089,562
	$1,215,294	$905,397	$1,687,264
Gross Margin: (1)
Contract Operations	$241,889	$248,793	$297,509
Aftermarket Services	28,842	33,208	36,569
Product Sales	76,409	26,990	163,825
	$347,140	$308,991	$497,903
Gross Margin Percentage: (2)
Contract Operations	64%	63%	63%
Aftermarket Services	27%	28%	29%
Product Sales	10%	7%	15%

(1)	Gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense). We evaluate the performance of each of our segments based on gross margin.

(2)	Gross margin percentage is defined as gross margin divided by revenue.

Operating Highlights

The following table summarizes our product sales backlog (in thousands):

	December 31,
	2017	2016	2015
Product Sales Backlog: (1)
Compressor and Accessory Backlog	$254,745	$160,006	$141,059
Production and Processing Equipment Backlog	206,229	144,252	118,914
Installation Backlog	72	1,964	7,445
Total	$461,046	$306,222	$267,418

(1)
Our product sales backlog consists of unfilled orders based on signed contracts and does not include potential product sales pursuant to letters of intent received from customers. We expect that our product sales backlog will be recognized before December 31, 2018.

Results of Operations

The Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Contract Operations
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2017	2016
Revenue	$375,269	$392,463	(4)%
Cost of sales (excluding depreciation and amortization expense)	133,380	143,670	(7)%
Gross margin	$241,889	$248,793	(3)%
Gross margin percentage	64%	63%	1%

The decrease in revenue during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a $15.4 million decrease in revenue in Mexico primarily driven by projects that terminated operations in 2016 and a decrease in revenue of $7.7 million resulting from an early termination of a project in Indonesia in January 2016 that had been operating since the third quarter of 2009. These decreases were partially offset by an $8.0 million increase in revenue in Brazil primarily driven by the start-up of a project during the second half of 2016. Gross margin decreased during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the revenue decrease explained above, partially offset by demobilization expenses of $6.1 million incurred in the prior year period on the early termination of a project in Indonesia discussed above. Gross margin percentage during the year ended December 31, 2017 compared to the year ended December 31, 2016 remained relatively flat.

Aftermarket Services
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2017	2016
Revenue	$107,063	$120,550	(11)%
Cost of sales (excluding depreciation and amortization expense)	78,221	87,342	(10)%
Gross margin	$28,842	$33,208	(13)%
Gross margin percentage	27%	28%	(1)%

The decrease in revenue during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a decrease in operations and maintenance services of $5.2 million in Colombia, a decrease in parts sales of $7.1 million in China, a $3.3 million decrease in revenue due to the sale of our North America refurbishment and services business in the first quarter of 2017 and a $3.5 million decrease in revenue on a contract in the Middle East resulting from ongoing customer negotiations. These decreases were partially offset by a $4.6 million increase in Brazil primarily driven by increased maintenance services. Gross margin decreased during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the revenue decrease explained above. Gross margin percentage during the year ended December 31, 2017 compared to the year ended December 31, 2016 remained relatively flat.

Product Sales
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2017	2016
Revenue	$732,962	$392,384	87%
Cost of sales (excluding depreciation and amortization expense)	656,553	365,394	80%
Gross margin	$76,409	$26,990	183%
Gross margin percentage	10%	7%	3%

The increase in revenue during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to increases of $316.3 million and $32.4 million in North America and in the Middle East and Africa region, respectively, partially offset by a decrease of $16.7 million in the Asia Pacific region. The increase in revenue in North America was primarily due to a significant increase in North America booking activities during 2017 compared to 2016. In North America, compression equipment revenue and processing and treating equipment revenue increased by $168.6 million and $160.6 million, respectively, partially offset by a decrease of $10.3 million in production equipment revenue. The increase revenue in the Middle East and Africa region was primarily due to an increase of $29.6 million in processing and treating equipment revenue. The decrease in revenue in the Asia Pacific region was primarily due to a decrease of $15.1 million in compression equipment revenue. Gross margin and gross margin percentage increased during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the revenue increase explained above and a shift in product mix during the current year period.

Costs and Expenses
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2017	2016
Selling, general and administrative	$176,318	$157,485	12%
Depreciation and amortization	107,824	132,886	(19)%
Long-lived asset impairment	5,700	14,495	(61)%
Restatement related charges	3,419	18,879	(82)%
Restructuring and other charges	3,189	22,038	(86)%
Interest expense	34,826	34,181	2%
Equity in income of non-consolidated affiliates	—	(10,403)	(100)%
Other (income) expense, net	(975)	(13,046)	(93)%

Selling, general and administrative
SG&A expense increased during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the reinstitution of certain incentive compensation that was suspended in 2016 and an increase in third-party professional expenses primarily related to the redesign of our internal controls framework in an effort to remediate previously identified internal control deficiencies, partially offset by cost savings resulting from the portions of our cost reduction plan previously implemented. During the years ended December 31, 2017 and 2016, SG&A expense as a percentage of revenue was 15% and 17%, respectively. The facility previously utilized to manufacture products for our Belleli EPC business has been repurposed to manufacture product sales equipment. As such, certain personnel, buildings, equipment and other assets that were previously related to the Belleli EPC business will remain as part of our continuing operations. As a result, SG&A expense during the years ended December 31, 2017 and 2016 included $2.4 million and $2.3 million, respectively, of costs associated with our ongoing operations at our repurposed facility.

Depreciation and amortization
Depreciation and amortization expense during the year ended December 31, 2017 compared to the year ended December 31, 2016 decreased primarily due to depreciation expense of $22.2 million recognized during the year ended December 31, 2016 on a contract operations project in Indonesia that early terminated operations in January 2016. The depreciation expense recognized on this project in the prior year period primarily related to capitalized installation costs, which included, among other things, civil engineering, piping, electrical instrumentation and project management costs. The project had been operating since the third quarter of 2009.

Long-lived asset impairment
We regularly review the future deployment of our idle compression assets used in our contract operations segment for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. During the years ended December 31, 2017 and 2016, we determined that one idle compressor unit and 62 idle compressor units, respectively, would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment, and as a result, we recorded asset impairments of $0.6 million and $12.7 million, respectively, to reduce the book value of each unit to its estimated fair value.

In the fourth quarter of 2017, we classified certain assets within our product sales business that we expect to sell within the next twelve months as assets held for sale. We also determined that certain other assets within our product sales business were assessed to have no future benefit to our ongoing operations. In conjunction with the planned disposition and assessment of certain other assets, we recorded an impairment of long-lived assets that totaled $5.1 million to write-down these assets to their approximate fair values.

During the year ended December 31, 2016, we evaluated other assets for impairment and recorded long-lived asset impairments of $1.7 million on these assets.

Restatement related charges
As discussed in Note 14 to the Financial Statements, during the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. During the years ended December 31, 2017 and 2016, we incurred $6.2 million and $30.1 million, respectively, of external costs associated with an ongoing SEC investigation and remediation activities related to the restatement of our financial statements, of which $2.8 million and $11.2 million, respectively, was recovered from Archrock pursuant to the separation and distribution agreement.

Restructuring and other charges
In the second quarter of 2015, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities. These actions were in response to unfavorable market conditions in North America combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices. As a result of this plan, during the year ended December 31, 2017, we incurred restructuring and other charges of $2.6 million primarily related to employee termination benefits. During the year ended December 31, 2016, we incurred $18.1 million of restructuring and other charges as a result of this plan, which primarily related to $14.5 million of employee termination benefits and a $2.9 million charge for the exit of a corporate building under an operating lease. Additionally, during the year ended December 31, 2017, we incurred $0.6 million of costs associated with the Spin-off primarily related to retention awards to certain employees. During the year ended December 31, 2016, we incurred $3.9 million of costs associated with the Spin-off, of which $3.1 million related to retention awards to certain employees. The charges incurred in conjunction with the cost reduction plan and Spin-off are included in restructuring and other charges in our statements of operations. We have substantially completed restructuring activities related to the Spin-off and cost reduction plan. See Note 15 to the Financial Statements for further discussion of these charges.

Interest expense
The increase in interest expense during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to an increase in the effective interest rate on our debt and interest expense of $2.4 million recorded for the settling of non-income-based tax debt during the current year period in connection with two Brazilian tax programs we entered into in 2017, partially offset by an increase in capitalized interest resulting from increased construction activities and a lower average balance of long-term debt and letters of credit outstanding. As discussed in Note 11 to the Financial Statements, the proceeds received in April 2017 from the issuance of the 2017 Notes were used to repay all of the borrowings outstanding under the term loan facility and revolving credit facility. For further discussion on the Brazilian tax programs, see Note 16 to the Financial Statements.

Equity in income of non-consolidated affiliates
In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas, S.A. (“PDVSA Gas”). We received installment payments, including an annual charge of $10.4 million during the year ended December 31, 2016. As of December 31, 2017, the remaining principal amount due to us was approximately $4 million. Payments we receive from the sale are recognized as equity in income of non-consolidated affiliates in our statements of operations in the periods such payments are received.

Other (income) expense, net
The change in other (income) expense, net, was primarily due to foreign currency losses of $0.7 million during the year ended December 31, 2017 compared to foreign currency gains, net of foreign currency derivatives, of $5.8 million during the year ended December 31, 2016. Foreign currency gains and losses included translation gains of $0.5 million during the year ended December 31, 2017 compared to translation gains, net of foreign currency derivatives, of $8.6 million during the year ended December 31, 2016 related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. The change in other (income) expense, net, was also due to penalties of $1.8 million incurred for the settling of non-income-based tax debt during the year ended December 31, 2017 in connection with the two Brazilian tax programs discussed above and a decrease of $0.5 million in gain on sale of property, plant and equipment.

Income Taxes
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2017	2016
Provision for income taxes	$22,695	$124,242	(82)%
Effective tax rate	134.8%	(261.4)%	396.2%

For the year ended December 31, 2017, our provision for income tax and effective tax rate of 134.8% was positively impacted by the reversal of previously recorded valuation allowances of $5.6 million against our U.S. AMT carryforwards due to the Tax Reform Act which provided for the cancellation of the AMT and allows for a future refund and/or credit against regular income tax carryforwards. In addition, as a result of the reduction in the U.S. corporate tax rate from 35% to 21%, we recorded a provisional estimate of $15.5 million due to the re-measurement of deferred tax assets and liabilities and recorded a provisional estimate of $10.1 million due to the transition tax on undistributed earnings. Both of these were offset by a tax benefit from the reduction of the valuation allowance previously recorded against our U.S. deferred tax assets. Our effective tax rate was negatively impacted by a $17.1 million additional valuation allowance we recorded on our net U.S. deferred tax assets because beginning in 2016, we were no longer able to support that it was more likely-than-not that we would have sufficient taxable income in the future to realize our U.S. deferred tax assets.

In addition, we recorded a $3.1 million benefit for the change in tax rates due to tax legislation enacted and signed into law in 2017 in Argentina. For further discussion on these new tax laws, see Note 16 to the Financial Statements. Our income tax expense for the year ended December 31, 2017 included benefits related to the reversal of valuation allowances previously recorded against deferred tax assets of $15.2 million related to income tax loss carryforwards that were utilized under two Brazilian tax programs.

For the year ended December 31, 2016, our provision for income tax and effective tax rate of (261.4)% was adversely impacted by valuation allowances recorded against U.S. deferred tax assets and activity at our non-U.S. subsidiaries, which included valuation allowances against certain deferred tax assets, foreign currency devaluations and the settlement of a foreign audit. These negative impacts were partially offset by nontaxable Venezuelan joint venture proceeds and a net nontaxable capital contribution related to the Spin-off.

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

For the year ended December 31, 2017:

•
A $48.1 million reduction (285.4% reduction) resulting from the release of valuation allowances primarily recorded against certain deferred tax assets of our foreign subsidiaries and federal net operating losses and credits in the U.S.

•
A $44.9 million increase (266.5% increase) resulting primarily from foreign withholding taxes, negative impacts of foreign currency devaluations in Argentina, and deemed distributions to the U.S. from certain of our non-U.S. subsidiaries. The increase includes a reduction resulting from rate differences between U.S. and foreign jurisdictions.

•	A $15.5 million increase (92.2% increase) resulting from changes to the tax rates at which certain deferred taxes are recorded due to U.S. tax reform legislation enacted and signed into law in 2017.

•
An $11.2 million reduction (66.7% reduction) resulting from claiming foreign taxes as credits primarily for foreign withholding taxes. The foreign tax credits are available to offset future payments of U.S. federal income taxes.

•	A $10.1 million increase (59.7% increase) resulting from transition tax charges related to U.S. tax reform legislation enacted and signed into law in 2017.

For the year ended December 31, 2016:

•	A $124.9 million increase (262.7% reduction) resulting from valuation allowances primarily recorded against U.S. deferred tax assets and certain deferred tax assets of our subsidiary in Nigeria.

•
A $29.4 million increase (61.9% reduction) resulting primarily from foreign withholding taxes, negative impacts of foreign currency devaluations in Argentina and Mexico, settlement of a Nigeria tax audit and deemed distributions to the U.S. from certain of our non-U.S. subsidiaries. The increase includes a reduction resulting from rate differences between U.S. and foreign jurisdictions primarily related to income we earned in Oman and Mexico where the rates are 12.0% and 30.0%, respectively.

•
A $9.5 million reduction (20.0% increase) resulting from claiming foreign taxes as credits primarily for foreign withholding taxes. The foreign tax credits are available to offset future payments of U.S. federal income taxes.

•	A $3.6 million increase (7.6% reduction) resulting from unrecognized tax benefits primarily from additions based on tax positions related to 2016.

•	A $3.6 million reduction (7.7% increase) due to $10.4 million of nontaxable proceeds from sale of joint venture assets in Venezuela.

•
A $2.9 million reduction (6.1% increase) primarily due to $11.2 million of cash recovered from Archrock with respect to our restatement related charges. Payments between Archrock and us are treated as nontaxable capital contributions or distributions pursuant to the tax matters agreement.

Discontinued Operations
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2017	2016
Income (loss) from discontinued operations, net of tax	$39,736	$(56,171)	171%

Income (loss) from discontinued operations, net of tax, includes our Venezuelan subsidiary’s operations that were expropriated in June 2009, including compensation for expropriation, and our Belleli CPE and Belleli EPC businesses.

Income from discontinued operations, net of tax, during the year ended December 31, 2017 compared to the year ended December 31, 2016 increased primarily due to asset impairment charges totaling $68.8 million recorded during the year ended December 31, 2016 for the planned disposition of Belleli CPE and a $42.8 million increase in income from Belleli EPC in 2017 compared to 2016 primarily due to recoveries in 2017 resulting from our release of liquidated damages by a customer in exchange for us releasing them from certain extension of time claims and the obtainment of customer approved change orders. These increases were partially offset by a $19.5 million decrease in income from our Venezuelan subsidiary. During the years ended December 31, 2017 and 2016, we received installment payments, including an annual charge, of $19.7 million and $38.8 million, respectively. As of December 31, 2017, the remaining principal amount due to us was approximately $17 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as income from discontinued operations in the periods such payments are received.

For further details on our discontinued operations, see Note 3 to the Financial Statements.

Results of Operations

The Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Contract Operations
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2016	2015
Revenue	$392,463	$469,900	(16)%
Cost of sales (excluding depreciation and amortization expense)	143,670	172,391	(17)%
Gross margin	$248,793	$297,509	(16)%
Gross margin percentage	63%	63%	—%

The decrease in revenue during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in revenue of $34.3 million resulting from an early termination of a project in Indonesia in January 2016 that had been operating since the third quarter of 2009, a $33.0 million decrease in revenue in Mexico primarily driven by projects that terminated operations in 2015 and a reduction of recognized deferred revenue resulting from contract extensions and a $17.7 million decrease in revenue in Argentina primarily due to a devaluation of the Argentine peso since 2015. These decreases were partially offset by an $18.3 million increase in revenue in Brazil primarily driven by the start-up of a project during the second half of 2015. Gross margin decreased during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the revenue decrease described above, excluding the devaluation of the Argentine peso as the impact on gross margin was insignificant. Gross margin percentage during the year ended December 31, 2016 compared to the year ended December 31, 2015 remained flat. The early termination of a project in Indonesia resulted in additional costs during the years ended December 31, 2016 and 2015 in the form of depreciation expense, which is excluded from gross margin. Additionally, excluded from cost of sales and recorded to restructuring and other charges in our statements of operations during the year ended December 31, 2015 were non-cash inventory write-downs of $4.2 million associated with the Spin-off primarily related to the decentralization of shared inventory components between Archrock’s North America contract operations business and our international contract operations business.

Aftermarket Services
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2016	2015
Revenue	$120,550	$127,802	(6)%
Cost of sales (excluding depreciation and amortization expense)	87,342	91,233	(4)%
Gross margin	$33,208	$36,569	(9)%
Gross margin percentage	28%	29%	(1)%

The decrease in revenue during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in revenue of $7.1 million in Gabon driven by our cessation of activities in the Gabon market during the first quarter of 2015. Gross margin decreased during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the revenue decrease discussed above. Gross margin percentage during the year ended December 31, 2016 compared to the year ended December 31, 2015 decreased primarily due to the receipt of a settlement from a customer in Gabon during the year ended December 31, 2015, which positively impacted revenue and gross margin by $3.7 million and $2.2 million, respectively.

Product Sales
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2016	2015
Revenue	$392,384	$1,089,562	(64)%
Cost of sales (excluding depreciation and amortization expense)	365,394	925,737	(61)%
Gross margin	$26,990	$163,825	(84)%
Gross margin percentage	7%	15%	(8)%

Overall, declines in our product sales bookings and backlog during driven by the market downturn resulted in revenue decreases during 2016 in each of the regions where we operate. During the year ended December 31, 2016 compared to the year ended December 31, 2015, revenue decreased by $528.2 million, $101.4 million and $67.6 million in North America, the Eastern Hemisphere and Latin America, respectively. The decrease in revenue in North America was due to decreases of $270.8 million, $212.1 million and $45.3 million in production and processing equipment revenue, compression equipment revenue and installation revenue, respectively. The decrease in the Eastern Hemisphere revenue was due to decreases of $40.4 million, $31.3 million and $29.7 million in installation revenue, compression equipment revenue and production and processing equipment revenue, respectively. The decrease in Latin America revenue was due to decreases of $35.6 million, $24.2 million and $7.8 million in compression equipment revenue, installation revenue and production and processing equipment revenue, respectively. The decreases in gross margin and gross margin percentage were primarily caused by the revenue decrease explained above, continued weakening market conditions resulting in a competitive pricing environment and an increase in under-absorption caused by reduced activities and management’s decision to maintain a certain level of manufacturing capacity. Excluded from cost of sales and recorded to restructuring and other charges in our statements of operations during the year ended December 31, 2015 were non-cash inventory write-downs of $4.5 million primarily related to our decision to exit the manufacturing of cold weather packages, which had historically been performed at a product sales facility in North America we decided to close.

Costs and Expenses
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2016	2015
Selling, general and administrative	$157,485	$210,483	(25)%
Depreciation and amortization	132,886	146,318	(9)%
Long-lived asset impairment	14,495	20,788	(30)%
Restatement related charges	18,879	—	N/A
Restructuring and other charges	22,038	31,315	(30)%
Interest expense	34,181	7,272	370%
Equity in income of non-consolidated affiliates	(10,403)	(15,152)	(31)%
Other (income) expense, net	(13,046)	35,516	(137)%

Selling, general and administrative
The decrease in SG&A expense during the year ended December 31, 2016 compared to the year ended December 31, 2015 was driven by our cost reduction plan and included a $14.7 million decrease in international compensation and benefits costs and a $13.1 million decrease in corporate expenses. SG&A expense as a percentage of revenue was 17% and 12% during the years ended December 31, 2016 and 2015, respectively. The increase in SG&A expense as a percentage of revenue was primarily due to a significant decrease in product sales revenue during the year ended December 31, 2016 compared to the year ended December 31, 2015. For the periods prior to the Spin-off, SG&A expense includes expense allocations for certain functions, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology services performed by Archrock on a centralized basis that historically have not been recorded at the segment level. These costs were allocated to us systematically based on specific department function and revenue. Included in SG&A expense during the year ended December 31, 2015 was $46.9 million of allocated corporate expenses incurred by Archrock. The actual costs we would have incurred if we had been a stand-alone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

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

Long-lived asset impairment
We regularly review the future deployment of our idle compression assets used in our contract operations segment for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. During the years ended December 31, 2016 and 2015, we determined that 62 idle compressor units and 93 idle compressor units, respectively, would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded asset impairments of $12.7 million and $19.4 million during the years ended December 31, 2016 and 2015, respectively, to reduce the book value of each unit to its estimated fair value.

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

Restatement related charges
As discussed in Note 14 to the Financial Statements, during the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. As a result, the Audit Committee of the Company’s Board of Directors initiated an internal investigation, including the use of services of a forensic accounting firm. Management also engaged a consulting firm to assist in accounting analysis and compilation of restatement adjustments. During the year ended December 31, 2016, we incurred $30.1 million of costs associated with the restatement of our financial statements and related SEC investigation, of which $11.2 million of cash was recovered from Archrock in the fourth quarter of 2016 pursuant to the separation and distribution agreement.

Restructuring and other charges
In the second quarter of 2015, we announced a cost reduction plan, primarily focused on workforce reductions and the reorganization of certain facilities. These actions were in response to unfavorable market conditions in North America combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices. During the year ended December 31, 2016, we incurred $18.1 million of restructuring and other charges as a result of this plan, which were primarily related to $14.5 million of employee termination benefits and a $2.9 million charge for the exit of a corporate building under an operating lease. During the year ended December 31, 2015, we incurred $15.6 million of restructuring and other charges as a result of this plan, which were primarily related to $9.6 million of employee termination benefits and $4.0 million of non-cash write-downs of inventory. The non-cash inventory write-downs were the result of our decision to exit the manufacturing of cold weather packages, which had historically been performed at a product sales facility in North America we decided to close in 2015. Additionally, we incurred restructuring and other charges associated with the Spin-off. During the year ended December 31, 2016, we incurred $3.9 million of costs associated with the Spin-off, which were primarily related to expenses of $3.1 million for retention awards to certain employees. During the year ended December 31, 2015, we incurred $15.7 million of costs associated with the Spin-off, which were primarily related to non-cash inventory write-downs of $4.7 million, financial advisor fees of $4.6 million paid at the completion of the Spin-off, expenses of $3.1 million for retention awards to certain employees and a one-time cash signing bonus of $2.0 million paid to our Chief Executive Officer. Non-cash inventory write-downs were primarily related to the decentralization of shared inventory components between Archrock’s North America contract operations business and our international contract operations business. The charges incurred in conjunction with the cost reduction plan and Spin-off are included in restructuring and other charges in our statements of operations. See Note 15 to the Financial Statements for further discussion of these charges.

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

Other (income) expense, net
The change in other (income) expense, net, during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to foreign currency gains, net of losses on foreign currency derivatives, of $5.8 million during the year ended December 31, 2016 compared to foreign currency losses of $35.8 million during the year ended December 31, 2015. Our foreign currency gains and losses included translation gains, net of losses on foreign currency derivatives, of $8.6 million during the year ended December 31, 2016 compared to translation losses of $30.1 million during the year ended December 31, 2015 related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. Of the foreign currency losses recognized during the year ended December 31, 2015, $29.7 million was attributable to our Brazil subsidiary’s U.S. dollar denominated intercompany obligations and were the result of a currency devaluation in Brazil and increases in our Brazil subsidiary’s intercompany payables 2015. The change in other (income) expense, net, was also due to a $4.9 million loss recognized during 2015 on short-term investments related to the purchase of $18.4 million of Argentine government issued U.S. dollar denominated bonds using Argentine pesos.

Income Taxes
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2016	2015
Provision for income taxes	$124,242	$39,438	215%
Effective tax rate	(261.4)%	64.3%	(325.7)%

For the year ended December 31, 2016, our effective tax rate of (261.4)% was adversely impacted by valuation allowances recorded against U.S. deferred tax assets and activity at our non-U.S. subsidiaries, which included valuation allowances against certain deferred tax assets, foreign currency devaluations and the settlement of a foreign audit. These negative impacts were partially offset by nontaxable Venezuelan joint venture proceeds and a net nontaxable capital contribution related to the Spin-off.

For the year ended December 31, 2015, our effective tax rate of 64.3% was adversely impacted by activity at our non-U.S. subsidiaries, which included valuation allowances recorded against certain net operating losses, foreign currency devaluations, foreign dividend withholding taxes and deemed distributions to the U.S. These negative impacts were partially offset by tax benefits related to claiming the research and development credit (the “R&D Credit”) and nontaxable Venezuelan joint venture proceeds.

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

For the year ended December 31, 2016:

•	A $124.9 million increase (262.7% reduction) resulting from valuation allowances primarily recorded against U.S. deferred tax assets and certain deferred tax assets of our subsidiary in Nigeria.

•
A $29.4 million increase (61.9% reduction) resulting primarily from foreign withholding taxes, negative impacts of foreign currency devaluations in Argentina and Mexico, settlement of a Nigeria tax audit and deemed distributions to the U.S. from certain of our non-U.S. subsidiaries. The increase includes a reduction resulting from rate differences between U.S. and foreign jurisdictions primarily related to income we earned in Oman and Mexico where the rates are 12.0% and 30.0%, respectively.

•
A $9.5 million reduction (20.0% increase) resulting from claiming foreign taxes as credits primarily for foreign withholding taxes. The foreign tax credits are available to offset future payments of U.S. federal income taxes.

•	A $3.6 million increase (7.6% reduction) resulting from unrecognized tax benefits primarily from additions based on tax positions related to 2016.

•	A $3.6 million reduction (7.7% increase) due to $10.4 million of nontaxable proceeds from sale of joint venture assets in Venezuela.

•
A $2.9 million reduction (6.1% increase) primarily due to $11.2 million of cash recovered from Archrock with respect to our restatement related charges. Payments between Archrock and us are treated as nontaxable capital contributions or distributions pursuant to the tax matters agreement.

For the year ended December 31, 2015:

•
A $39.0 million increase (63.5% increase) resulting primarily from foreign withholding taxes, negative impacts of foreign currency devaluations in Argentina and Mexico and deemed distributions to the U.S. from certain of our non-U.S. subsidiaries. The increase includes a reduction resulting from rate differences between U.S. and foreign jurisdictions primarily related to income we earned in Oman, Mexico and Thailand where the rates are 12.0%, 30.0% and 20.0%, respectively.

•	A $20.0 million increase (32.5% increase) resulting from valuation allowances primarily recorded against deferred tax assets of our subsidiaries in Brazil and the Netherlands.

•	A $24.9 million reduction (40.6% reduction) resulting from claiming the R&D Credit for years 2009 through 2013. The R&D Credits are available to offset future payments of U.S. federal income taxes.

•
A $17.4 million reduction (28.4% reduction) resulting from claiming foreign taxes as credits primarily for foreign withholding taxes. The foreign tax credits are available to offset future payments of U.S. federal income taxes.

•	A $6.0 million increase (9.8% increase) resulting from unrecognized tax benefits primarily related to additions based on tax positions related to 2015.

•	A $5.3 million reduction (8.7% reduction) due to $15.2 million of nontaxable proceeds from sale of joint venture assets in Venezuela.

Discontinued Operations
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2016	2015
Income (loss) from discontinued operations, net of tax	$(56,171)	$4,723	(1,289)%

Income (loss) from discontinued operations, net of tax, includes our Venezuelan subsidiary’s operations that were expropriated in June 2009, including compensation for expropriation, and our Belleli CPE and Belleli EPC businesses.

Loss from discontinued operations, net of tax, during the year ended December 31, 2016 compared to the year ended December 31, 2015 increased primarily due to asset impairment charges totaling $68.8 million recorded during the year ended December 31, 2016 for the planned disposition of Belleli CPE and a $17.1 million decrease in income from our Venezuelan subsidiary in 2016 compared to 2015, partially offset by a $27.5 million decrease in loss from Belleli EPC in 2016 compared to 2015 primarily caused by estimated loss contract provisions of $30.1 million recorded on significant projects during 2015 that were driven by project execution delays. The reduction in income from our Venezuelan subsidiary was primarily related to payments from PDVSA Gas to our Venezuelan subsidiary. During the years ended December 31, 2016 and 2015, we received installment payments, including an annual charge, totaling $38.8 million and $56.6 million, respectively.

For further details on our discontinued operations, see Note 3 to the Financial Statements.

Liquidity and Capital Resources

Our unrestricted cash balance was $49.1 million at December 31, 2017 compared to $35.7 million at December 31, 2016. Working capital decreased to $134.0 million at December 31, 2017 from $177.8 million at December 31, 2016. The decrease in working capital was primarily due to increases in accounts payable and billings on uncompleted contracts in excess of costs and estimated earnings and a decrease in inventory, partially offset by increases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts and a decrease in current liabilities associated with discontinued operations. The increases in accounts payable, billings on uncompleted contracts in excess of costs and estimated earnings, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts were primarily driven by higher product sales activity in North America. The decrease in current liabilities associated with discontinued operations was primarily due to substantially exiting our Belleli EPC business in the fourth quarter of 2017. The decrease in inventory was primarily due to the reclassification of inventory to current assets held for sale related to certain inventory within our products sales business that we expect to sell within the next twelve months, a decrease in product sales inventory resulting from recent activities in North America and the utilization of inventory on capital projects during the current year period.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the table below (in thousands):

	Years Ended December 31,
	2017	2016
Net cash provided by (used in) continuing operations:
Operating activities	$150,420	$262,489
Investing activities	(121,788)	(60,343)
Financing activities	(32,154)	(230,763)
Effect of exchange rate changes on cash and cash equivalents	(792)	(1,832)
Discontinued operations	17,781	37,095
Net change in cash and cash equivalents	$13,467	$6,646

Operating Activities.  The decrease in net cash provided by operating activities during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily attributable to lower current period decreases in working capital, partially offset by improved gross margins for our product sales segment. Working capital changes during the year ended December 31, 2017 included an increase of $62.0 million in accounts payable and other liabilities, an increase of $65.3 million in accounts receivable and a decrease of $40.9 million in costs and estimated earnings versus billings on uncompleted contracts. Working capital changes during the year ended December 31, 2016 included a decrease of $126.3 million in accounts receivable, a decrease of $49.7 million in inventory, a decrease of $24.6 million in costs and estimated earnings versus billings on uncompleted contracts.

Investing Activities.  The increase in net cash used in investing activities during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily attributable to a $58.0 million increase in capital expenditures and a $10.4 million decrease in proceeds received from the sale of our joint ventures’ previously nationalized assets, partially offset by a $6.1 million increase in proceeds from the sale of property, plant and equipment.

Financing Activities.  The decrease in net cash used in financing activities during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily attributable to a decrease in net repayments of $204.1 million and a $4.5 million decrease in cash transferred to Archrock pursuant to the separation and distribution agreement, partially offset by a $7.1 million increase in debt issuance costs. The transfers of cash to Archrock during the years ended December 31, 2017 and 2016 were triggered by our receipt of payments from PDVSA Gas relating to the sale of our and our joint ventures’ previously nationalized assets and the repayment of $25.0 million after our occurrence of a qualified capital raise as required under the separation and distribution agreement.

Discontinued Operations.  The decrease in net cash provided by discontinued operations during the year ended December 31, 2017 compared to year ended December 31, 2016 was primarily attributable to a $19.1 million decrease in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas and cash proceeds of $5.5 million received from the sale of our Belleli CPE business in August 2016, partially offset by working capital changes related to our Belleli CPE business in 2016.

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

The majority of our growth capital expenditures are related to installation costs on integrated projects and acquisition costs of new compressor units and processing and treating equipment that we add to our contract operations fleet. In addition, growth capital expenditures can include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor unit is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications for which it previously was not suited. Maintenance capital expenditures are related to major overhauls of significant components of a compressor unit, such as the engine, compressor and cooler, that return the components to a “like new” condition, but do not modify the applications for which the compressor unit was designed.

Growth capital expenditures were $104.9 million, $53.0 million and $105.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. The increase in growth capital expenditures during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to an increase in installation expenditures on integrated projects in Oman during 2017. The decrease in growth capital expenditures during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in installation expenditures on integrated projects in Bolivia and Brazil.

Maintenance capital expenditures were $15.7 million, $14.4 million and $27.3 million during the years ended December 31, 2017, 2016 and 2015, respectively. The increase in maintenance capital expenditures during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily driven by increased overhaul activities. The decrease in maintenance capital expenditures during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to delayed discretionary spending as a result of the market downturn. Historically, maintenance capital expenditures have remained relatively flat from year to year primarily as a result of routine scheduled overhaul activities. We intend to grow our business both organically and through third-party acquisitions. If we are successful in growing our business in the future, we would expect our maintenance capital expenditures to increase over the long term.

We generally invest funds necessary to manufacture contract operations fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. We currently plan to spend approximately $240 million to $300 million in capital expenditures during 2018, including (1) approximately $200 million to $250 million on contract operations growth capital expenditures and (2) approximately $20 million to $40 million on equipment maintenance capital related to our contract operations business.

Long-Term Debt. We and our wholly owned subsidiary, EESLP, are parties to an amended and restated credit agreement (the “Credit Agreement”) consisting of a $680.0 million revolving credit facility expiring in November 2020 and previously included a term loan facility. In April 2017, we paid the remaining principal amount of $232.8 million due under the term loan facility with proceeds from the 2017 Notes (as described below) issuance.

During the years ended December 31, 2017 and 2016, the average daily borrowings under the term loan facility and revolving credit facility were $87.9 million and $422.9 million, respectively. The weighted average annual interest rate on outstanding borrowings under the revolving credit facility at December 31, 2016 was 5.0%. The annual interest rate on the outstanding balance of the term loan facility at December 31, 2016 was 6.8%. As of December 31, 2017, there were no outstanding borrowings under the revolving credit facility.

As of December 31, 2017, we had $39.7 million in outstanding letters of credit under our revolving credit facility and, taking into account guarantees through letters of credit, we had undrawn capacity of $640.3 million under our revolving credit facility. Our Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $585.2 million of the $640.3 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of December 31, 2017.

The Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Credit Agreement) of 2.75 to 1.00. As of December 31, 2017, Exterran Corporation maintained an 8.3 to 1.0 interest coverage ratio and a 1.7 to 1.0 total leverage ratio. As of December 31, 2017, we were in compliance with all financial covenants under the Credit Agreement.

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued the 2017 Notes, which consists of $375.0 million aggregate principal amount of senior unsecured notes. The 2017 Notes are guaranteed by us on a senior unsecured basis. The net proceeds of $367.1 million from the 2017 Notes issuance were used to repay all of the borrowings outstanding under the term loan facility and revolving credit facility and for general corporate purposes. Additionally, pursuant to the separation and distribution agreement from the Spin-off, EESLP used proceeds from the issuance of the 2017 Notes to pay a subsidiary of Archrock $25.0 million in satisfaction of EESLP’s obligation to pay that sum following the occurrence of a qualified capital raise. The transfer of cash to Archrock’s subsidiary was recognized as a reduction to additional paid-in capital during the year ended December 31, 2017.

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

Contingencies to Archrock. Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries until Archrock’s subsidiary has received an aggregate amount of such payments up to the lesser of (i) $125.8 million, plus the aggregate amount of all reimbursable expenses incurred by Archrock and its subsidiaries in connection with recovering any PDVSA Gas default installment payments following the completion of the Spin-off or (ii) $150.0 million. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. Pursuant to the separation and distribution agreement, we transferred cash of $19.7 million and $49.2 million to Archrock during the years ended December 31, 2017 and 2016, respectively. The transfers of cash were recognized as reductions to additional paid-in capital in our financial statements. As of December 31, 2017, the remaining principal amount due to us from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets was approximately $21 million.

Unrestricted Cash. Of our $49.1 million unrestricted cash balance at December 31, 2017, $25.0 million was held by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to foreign withholding taxes. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S., the available borrowing capacity under our revolving credit facility and the repayment of intercompany liabilities from our non-U.S. subsidiaries will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

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

Contractual Obligations.  The following table summarizes our cash contractual obligations as of December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt:(1)
8.125% senior notes due May 2025 (2)	$375,000	$—	$—	$—	$375,000
Other	722	—	722	—	—
Total long-term debt	375,722	—	722	—	375,000
Interest on long-term debt	238,713	34,840	69,309	60,938	73,626
Purchase commitments	364,776	364,670	106	—	—
Facilities and other operating leases	23,852	4,759	4,628	3,785	10,680
Total contractual obligations	$1,003,063	$404,269	$74,765	$64,723	$459,306

(1)	For more information on our long-term debt, see Note 11 to the Financial Statements.

(2)	Amounts represent the full face value of the 2017 Notes and do not include unamortized debt financing costs of $7.3 million as of December 31, 2017.

As of December 31, 2017, $20.5 million of unrecognized tax benefits (including discontinued operations) have been recorded as liabilities in accordance with the accounting standard for income taxes related to uncertain tax positions, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest (including discontinued operations) of $4.3 million.

Indemnifications. In conjunction with, and effective as of the completion of, the Spin-off, we entered into the separation and distribution agreement with Archrock, which governs, among other things, the treatment between Archrock and us of aspects relating to certain aspects of indemnification, insurance, confidentiality and cooperation. Generally, the separation and distribution agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of Archrock’s business with Archrock. Pursuant to the agreement, we and Archrock will generally release the other party from all claims arising prior to the Spin-off that relate to the other party’s business, subject to certain exceptions. Additionally, in conjunction with, and effective as of the completion of, the Spin-off, we entered into the tax matters agreement with Archrock. Under the tax matters agreement and subject to certain exceptions, we are generally liable for, and indemnify Archrock against, taxes attributable to our business, and Archrock is generally liable for, and indemnify us against, all taxes attributable to its business. We are generally liable for, and indemnify Archrock against, 50% of certain taxes that are not clearly attributable to our business or Archrock’s business. Any payment made by us to Archrock, or by Archrock to us, is treated by all parties for tax purposes as a nontaxable distribution or capital contribution, respectively, made immediately prior to the Spin-off.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Effects of Inflation

Our revenues and results of operations have not been materially impacted by inflation in the past three fiscal years.

Critical Accounting Policies, Practices and Estimates

This discussion and analysis of our financial condition and results of operations is based upon the Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and accounting policies, including those related to bad debt, inventories, fixed assets, intangible assets, income taxes, revenue recognition, contingencies and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances. The results of this process form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences can be material to our financial condition, results of operations and liquidity. See Note 2 to our Financial Statement for a summary of significant accounting policies.

Allowances and Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2017, 2016 and 2015, we recorded bad debt expense of $0.9 million, $3.0 million and $3.3 million, respectively. Our allowance for doubtful accounts was approximately 2% and 3% of our gross accounts receivable balance at December 31, 2017 and 2016, respectively.

Inventory is a significant component of current assets and is stated at the lower of cost and net realizable value. This requires us to record provisions and maintain reserves for obsolete and slow moving inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions and production requirements. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. During 2017, 2016 and 2015, we recorded $1.3 million, $0.8 million and $15.6 million, respectively, in inventory write-downs and reserves for inventory which was obsolete or slow moving. As discussed further in Note 15 to the Financial Statements, during the year ended December 31, 2015, we recorded restructuring and other charges of $8.7 million related to inventory write-downs associated with restructuring activities. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for obsolete or slow moving inventory that may be required. Our reserve for obsolete and slow moving inventory was approximately 11% of our gross raw materials inventory balance at December 31, 2017 and 2016.

Depreciation

Property, plant and equipment is carried at cost. Depreciation for financial reporting purposes is computed on a straight-line basis using estimated useful lives and salvage values, including idle assets in our active fleet. The assumptions and judgments we use in determining the estimated useful lives and salvage values of our property, plant and equipment reflect both historical experience and expectations regarding future use of our assets. We periodically analyze our estimates of useful lives of our property, plant and equipment to determine if the depreciable periods and salvage values continue to be appropriate. The use of different estimates, assumptions and judgments in the establishment of property, plant and equipment accounting policies, especially those involving their useful lives, would likely result in significantly different net book values of our assets and results of operations. In the fourth quarter of 2017, we evaluated the estimated useful lives and salvage values of our property, plant and equipment. As a result of this evaluation, we changed the useful lives and salvage values for our compression equipment from a maximum useful life of 30 years to 23 years and a maximum salvage value of 20% to 15% based on expected future use. During the year ended December 31, 2017, we recorded a $1.2 million increase in depreciation expense as a result of these changes in useful lives and salvage values. Additionally, these policy changes are expected to increase our depreciation expense, relative to the previous depreciation schedule of the impacted compression equipment, for the year ended December 31, 2018 by approximately $9.0 million.

Long-Lived Assets

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable. Compressor units in our active fleet that were idle as of December 31, 2017 comprise a net book value of approximately $77.7 million. The determination that the carrying amount of an asset may not be recoverable requires us to make judgments regarding long-term forecasts of future revenue and costs related to the assets subject to review. For idle compression units that are removed from the active fleet and that will be sold to third parties as working compression units, significant assumptions include forecasted sale prices based on future market conditions and demand, forecasted costs to maintain the assets until sold and the forecasted length of time necessary to sell the assets. These forecasts are uncertain as they require significant assumptions about future market conditions. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation. The Tax Reform Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate AMT and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax, a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. Guidance under U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Reform Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

While we recorded provisional estimates of the impact of the Tax Reform Act, the final impact may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the government and actions we may take as a result of these enacted tax laws. We are continuing to analyze additional information to determine the final impact as well as other impacts of the Tax Reform Act. Any adjustments recorded to the provisional amounts will be included in income from operations as an adjustment to our 2018 financial statements. For further information on the tax impacts of the Tax Reform Act, see Note 16 to the Financial Statements.

Revenue Recognition — Percentage-of-Completion Accounting

We recognize revenue and profit for our product sales operations as work progresses on long-term contracts using the percentage-of-completion method when the applicable criteria are met. During the years ended December 31, 2017, 2016 and 2015, we recognized approximately 87%, 80% and 70%, respectively, of our total product sales revenues from third parties using the percentage-of-completion method. The percentage-of-completion method depends largely on the ability to make reasonably dependable estimates related to the extent of progress toward completion of the contract, contract revenues and contract costs. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. The typical duration of these projects is three to 24 months. If we determine that a contract will result in a loss, we record a provision for the entire amount of the estimated loss in the period in which the loss is identified. Due to the long-term nature of some of our projects, developing the estimates of costs often requires significant judgment.

We estimate percentage-of-completion for compressor and production and processing equipment product sales on a direct labor hour to total labor hour basis. This calculation requires management to estimate the number of total labor hours required for each project and to estimate the profit expected on the project. Because we have many product sales projects in process at any given time, we do not believe that materially different results would be achieved if different estimates, assumptions or conditions were used for any single project.

Factors that must be considered in estimating the work to be completed and ultimate profit include labor productivity and availability, the nature and complexity of work to be performed, the impact of change orders, availability of raw materials and the impact of delayed performance. Although we continually strive to accurately estimate our progress toward completion and profitability, adjustments to overall contract revenue and contract costs could be significant in future periods due to several factors including but not limited to, settlement of claims against customers, vendor claims by or against us, customer change orders, changes in cost estimates, changes in project contingencies and settlement of customer claims against us, such as liquidated damage claims. If the aggregate combined cost estimates for uncompleted contracts that are recognized using the percentage-of-completion method in our product sales business had been higher or lower by 5% in 2017, our income before income taxes would have decreased or increased by approximately $15.7 million. Accrued loss contract provisions are included in accrued liabilities in our balance sheets.

Contingencies and Litigation

We are substantially self-insured for workers’ compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We review these estimates quarterly and believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the timeliness of reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known. As of December 31, 2017 and 2016, we had recorded approximately $1.3 million and $1.1 million, respectively, in insurance claim reserves.

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

We regularly assess and, if required, establish accruals for income tax as well as non-income-based tax contingencies pursuant to the applicable accounting standards that could result from assessments of additional tax by taxing jurisdictions in countries where we operate. Tax contingencies are subject to a significant amount of judgment and are reviewed and adjusted on a quarterly basis in light of changing facts and circumstances considering the outcome expected by management. As of December 31, 2017 and 2016, we had recorded approximately $27.6 million and $24.3 million, respectively, of accruals for tax contingencies (including penalties and interest and discontinued operations). Of these amounts, $24.8 million and $21.2 million are accrued for income taxes as of December 31, 2017 and 2016, respectively, and $2.8 million and $3.1 million are accrued for non-income-based taxes as of December 31, 2017 and 2016, respectively. Furthermore, as of December 31, 2017 and 2016, we had an indemnification receivable from Archrock related to non-income-based taxes of $1.5 million and $1.7 million, respectively. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with changes in foreign currency exchange rates due to our significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We currently do not have any derivative financial instruments outstanding to mitigate foreign currency risk. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency exchange rates that could potentially impact our future earnings and forecasted cash flows. We recorded foreign currency losses of $0.7 million and foreign currency gains of $6.5 million in our statements of operations during the years ended December 31, 2017 and 2016, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Our material exchange rate exposure relates to intercompany loans to a subsidiary whose functional currency is the Brazilian Real, which loans carried balances of $27.7 million U.S. dollars as of December 31, 2017. Foreign currency gains and losses during the years ended December 31, 2017 and 2016 included translation gains of $0.5 million and $9.3 million, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. Additionally, during the year ended December 31, 2016, we recognized a loss of $0.7 million on forward currency exchange contracts that offset exchange rate exposure related to intercompany loans to a subsidiary whose functional currency is the Brazilian Real. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

Item 8.  Financial Statements and Supplementary Data

The consolidated and combined financial statements and supplementary information specified by this Item are presented in Part IV, Item 15 (“Exhibits and Financial Statement Schedules”) of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

This Item 9A includes information concerning the controls and controls evaluation referred to in the certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) required by Rule 13a-14 of the Exchange Act included in this Annual Report as Exhibits 31.1 and 31.2.

Management’s Evaluation of Disclosure Controls and Procedures

The CEO and CFO have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the fiscal year for which this annual report on Form 10-K is filed. Based on that evaluation, the CEO and CFO have concluded that the current disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management, including our CEO (principal executive officer) and CFO (principal financial officer), believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2017.

Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting which is below.

Overview of Previously Reported Material Weaknesses

In our Form 10-K for the fiscal year ended December 31, 2016, we disclosed that the Company did not maintain effective internal control over financial reporting and reported material weaknesses. Refer to Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2016 for a description of these material weaknesses. To remediate the previously identified deficiencies, our leadership team, including the CEO and CFO, reaffirmed and reemphasized the importance of internal controls and an effective control environment. During 2017, the Company made significant changes and improvements to our internal controls over financial reporting that resulted in remediation of the previously reported material weaknesses. The Company’s remediation efforts included: restructuring our Executive Leadership Team, hiring experienced professionals into key positions, enhanced training for our personnel on our policies and internal control procedures and engaging external consultants to assist management in our efforts to strengthen our internal controls framework, enhancing or redesigning systems and related processes and increasing management oversight. At December 31, 2017, we completed the testing necessary to conclude that the material weaknesses previously identified have been remediated.

Changes in Internal Control over Financial Reporting

Other than those noted above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their attestation report that follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Exterran Corporation
Houston, Texas

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Exterran Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of operations, comprehensive income (loss), stockholders’ equity, cash flows, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”) for the year ended December 31, 2017, of the Company and our report dated February 27, 2018, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 2018

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

We have adopted a Code of Business Conduct, which is available on our website at http://www.exterran.com under the “Investors — Governance Highlights” section. Any amendments to, or waivers of, the Code of Business Conduct will be disclosed on our website promptly following the date of such amendment or waiver.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2017, with respect to the Exterran Corporation compensation plans under which our common stock is authorized for issuance, aggregated as follows:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(#)	($)	(#)
Equity compensation plans approved by security holders (1)	210,411	$15.61	1,673,875
Equity compensation plans not approved by security holders	—	—	—
Total	210,411		1,673,875

(1)
Comprised of (i) the Exterran Corporation 2015 Stock Incentive Plan, the (“2015 Plan”) and (ii) the Exterran Corporation 2015 Directors’ Stock and Deferral Plan. The 2015 Plan also governs awards originally granted by Archrock under the Archrock, Inc. 2013 Stock Incentive Plan. In addition to the outstanding options, as of December 31, 2017, there were 458,289 restricted stock units outstanding, payable in common stock upon vesting, under the 2015 Plan.

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

Exhibit No.	Description
10.5	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
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

10.15†	Exterran Corporation Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, as filed on November 2, 2015
10.16†	Form of Employment Letter, incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
10.17†	Form of Severance Benefit Agreement, incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form 10-12B, as filed on August 5, 2015
10.18†	Form of Change of Control Agreement, incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Company’s Registration Statement on Form 10-12B, as filed on August 5, 2015
10.19†	Exterran Corporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
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

Exhibit No.	Description
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

10.27†	2016 Form of Severance Benefit Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on January 4, 2017
10.28†	2016 Form of Change of Control Agreement, incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on January 4, 2017
10.29†
Form of Award Notice and Agreement for Performance Units pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 10, 2017

10.30†
Form of Award Notice and Agreement for Restricted Stock pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 10, 2017

10.31†
Form of Award Notice and Agreement for Cash-Settled Restricted Stock Units pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 10, 2017

10.32†
Form of Award Notice and Agreement for Stock-Settled Restricted Stock Units pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 10, 2017

10.33†
Form of Award Notice and Agreement for Common Stock Award for Non-Employee Directors pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 10, 2017

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

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exterran Corporation

/s/ ANDREW J. WAY
Name: Andrew J. Way
Title: President and Chief Executive Officer

Date: February 27, 2018

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew J. Way, David A. Barta, Valerie L. Banner and Michael W. Sanders, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2018.

Signature	Title

/s/ ANDREW J. WAY	President and Chief Executive Officer and Director
Andrew J. Way	(Principal Executive Officer)

/s/ DAVID A. BARTA	Senior Vice President and Chief Financial Officer
David A. Barta	(Principal Financial Officer)

/s/ MICHAEL W. SANDERS	Vice President and Chief Accounting Officer
Michael W. Sanders	(Principal Accounting Officer)

/s/ WILLIAM M. GOODYEAR	Director
William M. Goodyear

/s/ JOHN P. RYAN	Director
John P. Ryan

/s/ CHRISTOPHER T. SEAVER	Director
Christopher T. Seaver

/s/ RICHARD R. STEWART	Director
Richard R. Stewart

/s/ IEDA GOMES YELL	Director
Ieda Gomes Yell

/s/ JAMES C. GOUIN	Director
James C. Gouin

/s/ MARK R. SOTIR	Director
Mark R. Sotir

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Exterran Corporation
Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Exterran Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated and combined statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 2018

We have served as the Company’s auditor since 2014.

EXTERRAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	December 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$49,145	$35,678
Restricted cash	546	671
Accounts receivable, net of allowance of $5,388 and $5,383, respectively	266,052	203,778
Inventory, net (Note 4)	107,909	157,485
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 5)	40,695	21,299
Other current assets	38,707	51,772
Current assets held for sale (Note 8)	15,761	—
Current assets associated with discontinued operations (Note 3)	23,751	41,275
Total current assets	542,566	511,958
Property, plant and equipment, net (Note 6)	822,279	790,922
Deferred income taxes (Note 16)	10,550	6,015
Intangible and other assets, net (Note 7)	76,980	57,344
Long-term assets held for sale (Note 8)	4,732	—
Long-term assets associated with discontinued operations (Note 3)	3,700	8,539
Total assets	$1,460,807	$1,374,778

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$148,744	$75,701
Accrued liabilities (Note 10)	114,336	119,455
Deferred revenue	23,902	32,154
Billings on uncompleted contracts in excess of costs and estimated earnings (Note 5)	89,565	29,185
Current liabilities associated with discontinued operations (Note 3)	31,971	77,639
Total current liabilities	408,518	334,134
Long-term debt (Note 11)	368,472	348,970
Deferred income taxes (Note 16)	9,746	11,700
Long-term deferred revenue	92,485	98,964
Other long-term liabilities	20,272	16,986
Long-term liabilities associated with discontinued operations (Note 3)	6,528	7,253
Total liabilities	906,021	818,007
Commitments and contingencies (Note 22)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 36,193,930 and 35,641,113 shares issued, respectively	362	356
Additional paid-in capital	739,164	768,304
Accumulated deficit	(223,510)	(257,252)
Treasury stock — 453,178 and 202,430 common shares, at cost, respectively	(6,937)	(2,145)
Accumulated other comprehensive income	45,707	47,508
Total stockholders’ equity (Note 18)	554,786	556,771
Total liabilities and stockholders’ equity	$1,460,807	$1,374,778
The accompanying notes are an integral part of these consolidated and combined financial statements.

EXTERRAN CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Contract operations	$375,269	$392,463	$469,900
Aftermarket services	107,063	120,550	127,802
Product sales—third parties	732,962	392,384	935,295
Product sales—affiliates (Note 17)	—	—	154,267
	1,215,294	905,397	1,687,264
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	133,380	143,670	172,391
Aftermarket services	78,221	87,342	91,233
Product sales	656,553	365,394	925,737
Selling, general and administrative	176,318	157,485	210,483
Depreciation and amortization	107,824	132,886	146,318
Long-lived asset impairment (Note 13)	5,700	14,495	20,788
Restatement related charges (Note 14)	3,419	18,879	—
Restructuring and other charges (Note 15)	3,189	22,038	31,315
Interest expense	34,826	34,181	7,272
Equity in income of non-consolidated affiliates (Note 9)	—	(10,403)	(15,152)
Other (income) expense, net	(975)	(13,046)	35,516
	1,198,455	952,921	1,625,901
Income (loss) before income taxes	16,839	(47,524)	61,363
Provision for income taxes (Note 16)	22,695	124,242	39,438
Income (loss) from continuing operations	(5,856)	(171,766)	21,925
Income (loss) from discontinued operations, net of tax (Note 3)	39,736	(56,171)	4,723
Net income (loss)	$33,880	$(227,937)	$26,648

Basic net income (loss) per common share (Note 20):
Income (loss) from continuing operations per common share	$(0.17)	$(4.97)	$0.64
Income (loss) from discontinued operations per common share	1.14	(1.62)	0.14
Net income (loss) per common share	$0.97	$(6.59)	$0.78

Diluted net income (loss) per common share (Note 20):
Income (loss) from continuing operations per common share	$(0.17)	$(4.97)	$0.64
Income (loss) from discontinued operations per common share	1.14	(1.62)	0.14
Net income (loss) per common share	$0.97	$(6.59)	$0.78

Weighted average common shares outstanding used in net income (loss) per common share (Note 20):
Basic	34,959	34,568	34,288
Diluted	34,959	34,568	34,304
The accompanying notes are an integral part of these consolidated and combined financial statements.

EXTERRAN CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$33,880	$(227,937)	$26,648
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,801)	18,310	2,453
Comprehensive income (loss)	$32,079	$(209,627)	$29,101
The accompanying notes are an integral part of these consolidated and combined financial statements.

EXTERRAN CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Parent Equity	Accumulated Other Comprehensive Income	Total
	Shares	Amount			Shares	Amount
Balance at January 1, 2015	—	$—	$—	$—	—	$—	$1,337,590	$26,745	$1,364,335
Net income (loss)				(29,315)			55,963		26,648
Foreign currency translation adjustment								2,453	2,453
Net distributions to parent							(57,635)		(57,635)
Cash transfer to Archrock, Inc. (Note 18)							(532,578)		(532,578)
Conversion of parent equity to additional paid-in capital	34,286,267	343	802,997				(803,340)		—
Conversion of stock-based compensation awards at Spin-off	505,512	5	(5)						—
Treasury stock purchased					(3,389)	(54)			(54)
Stock-based compensation, net of forfeitures	361,579	4	2,115		(2,387)				2,119
Income tax benefit from stock-based compensation expenses			648						648
Balance at December 31, 2015	35,153,358	$352	$805,755	$(29,315)	(5,776)	$(54)	$—	$29,198	$805,936
Net loss				(227,937)					(227,937)
Options exercised	61,177		786						786
Foreign currency translation adjustment								18,310	18,310
Cash transfer to Archrock, Inc. (Note 22)			(49,176)						(49,176)
Treasury stock purchased					(196,654)	(2,091)			(2,091)
Stock-based compensation, net of forfeitures	426,578	4	10,962						10,966
Other			(23)						(23)
Balance at December 31, 2016	35,641,113	$356	$768,304	$(257,252)	(202,430)	$(2,145)	$—	$47,508	$556,771
Cumulative-effect adjustment from adoption of ASU 2016-09			138	(138)					—
Net income				33,880					33,880
Options exercised	69,122	1	683						684
Foreign currency translation adjustment								(1,801)	(1,801)
Cash transfer to Archrock, Inc. (Notes 11 and 22)			(44,720)						(44,720)
Treasury stock purchased					(250,748)	(4,792)			(4,792)
Stock-based compensation, net of forfeitures	483,695	5	14,759						14,764
Balance at December 31, 2017	36,193,930	$362	$739,164	$(223,510)	(453,178)	$(6,937)	$—	$45,707	$554,786
The accompanying notes are an integral part of these consolidated and combined financial statements.

EXTERRAN CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$33,880	$(227,937)	$26,648
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	107,824	132,886	146,318
Long-lived asset impairment	5,700	14,495	20,788
Amortization of deferred financing costs	4,714	4,584	702
(Income) loss from discontinued operations, net of tax	(39,736)	56,171	(4,723)
Provision for doubtful accounts	863	2,972	3,326
Gain on sale of property, plant and equipment	(2,517)	(2,986)	(1,805)
Equity in income of non-consolidated affiliates	—	(10,403)	(15,152)
(Gain) loss on remeasurement of intercompany balances	(516)	(9,268)	30,127
Loss on foreign currency derivatives	—	709	—
Loss on sale of business	111	—	—
Stock-based compensation expense	14,764	10,966	8,184
Deferred income tax provision (benefit)	(3,193)	71,090	(25,838)
Changes in assets and liabilities:
Accounts receivable and notes	(65,311)	126,276	34,428
Inventory	20,594	49,736	80,416
Costs and estimated earnings versus billings on uncompleted contracts	40,949	24,637	(24,328)
Other current assets	(1,541)	(7,074)	(162)
Accounts payable and other liabilities	62,029	2,078	(82,595)
Deferred revenue	(13,711)	24,414	(2,428)
Other	(14,483)	(857)	(4,806)
Net cash provided by continuing operations	150,420	262,489	189,100
Net cash provided by (used in) discontinued operations	(1,794)	1,016	(57,404)
Net cash provided by operating activities	148,626	263,505	131,696

Cash flows from investing activities:
Capital expenditures	(131,673)	(73,670)	(155,344)
Proceeds from sale of property, plant and equipment	8,866	2,814	6,609
Proceeds from sale of business	894	—	—
Return of investments in non-consolidated affiliates	—	10,403	15,185
Proceeds received from settlement of note receivable	—	—	5,357
Settlement of foreign currency derivatives	—	(709)	—
Decrease in restricted cash	125	819	—
Cash invested in non-consolidated affiliates	—	—	(33)
Net cash used in continuing operations	(121,788)	(60,343)	(128,226)
Net cash provided by discontinued operations	19,575	36,079	46,112
Net cash used in investing activities	(102,213)	(24,264)	(82,114)

Cash flows from financing activities:
Proceeds from borrowings of debt	501,088	430,758	673,500
Repayments of debt	(476,503)	(610,261)	(143,500)
Cash transfer to Archrock, Inc. (Notes 11, 18 and 22)	(44,720)	(49,176)	(532,578)
Net distributions to parent	—	—	(40,218)
Payments for debt issuance costs	(7,911)	(779)	(13,345)
Proceeds from stock options exercised	684	786	—
Purchases of treasury stock	(4,792)	(2,091)	(54)
Net cash used in financing activities	(32,154)	(230,763)	(56,195)

Effect of exchange rate changes on cash and cash equivalents	(792)	(1,832)	(3,716)
Net increase (decrease) in cash and cash equivalents	13,467	6,646	(10,329)
Cash and cash equivalents at beginning of period	35,678	29,032	39,361
Cash and cash equivalents at end of period	$49,145	$35,678	$29,032

Supplemental disclosure of cash flow information:
Income taxes paid, net	$47,403	$57,580	$64,683
Interest paid, net of capitalized amounts	$28,178	$29,046	$4,141

Supplemental disclosure of non-cash transactions:
Net transfers of property, plant, and equipment from parent prior to the Spin-off	$—	$—	$(7,627)
Transfer of net deferred tax liabilities from parent at Spin-off	$—	$—	$29,203
Accrued capital expenditures	$16,735	$5,985	$2,743
Non-cash proceeds from the sale of a plant	$—	$7,000	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

EXTERRAN CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1. Description of Business, Spin-Off and Basis of Presentation

Description of Business

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a global systems and process company offering solutions in the oil, gas, water and power markets. We are a market leader in natural gas processing and treatment and compression products and services, providing critical midstream infrastructure solutions to customers throughout the world. Outside the United States of America (“U.S.”), we are a leading provider of full-service natural gas contract compression, and a supplier of aftermarket parts and services. We provide these products and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. We operate in three primary business lines: contract operations, aftermarket services and product sales. In our contract operations business line, we own and operate natural gas compression equipment and crude oil and natural gas production and processing equipment on behalf of our customers outside of the U.S. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul, upgrade, commissioning and reconfiguration services to customers outside of the U.S. who own their own compression, production, processing, treating and related equipment. In our product sales business line, we design, engineer, manufacture, install and sell natural gas compression packages as well as equipment used in the production, treating and processing of crude oil and natural gas to our customers throughout the world and for use in our contract operations business line. We also offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as integrated projects.

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

Basis of Presentation

The accompanying consolidated and combined financial statements of Exterran Corporation included herein have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). All financial information presented for periods after the Spin-off represents our consolidated results of operations, financial position and cash flows (referred to as the “consolidated financial statements”) and all financial information for periods prior to the Spin-off represents our combined results of operations, financial position and cash flows (referred to as the “combined financial statements”). Accordingly:

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

•	Our consolidated balance sheets at December 31, 2017 and 2016 consist entirely of our consolidated balances.

The combined financial statements were derived from the accounting records of Archrock and reflect the combined historical results of operations, financial position and cash flows of Archrock’s international services and product sales businesses. The combined financial statements were presented as if such businesses had been combined for periods prior to November 4, 2015. All intercompany transactions and accounts within these statements have been eliminated. Affiliate transactions between the international services and product sales businesses of Archrock and the other businesses of Archrock have been included in the combined financial statements, with the exception of product sales within our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”). Prior to the closing of the Spin-off, EESLP also had a fleet of compression units used to provide compression services in the U.S. services business of Archrock. Revenue has not been recognized in the combined statements of operations for the sale of compressor units by us that were used by EESLP to provide compression services to customers of the U.S. services business of Archrock. See Note 17 for further discussion on transactions with affiliates.

The combined statements of operations for periods prior to the Spin-off include expense allocations for certain functions historically performed by Archrock and not allocated to its operating segments, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology. See Note 17 for further discussion regarding the allocation of corporate expenses. Additionally, third party debt of Archrock, other than debt attributable to capital leases, was not allocated to us for any of the periods prior to the Spin-off as we were not the legal obligor of the debt and Archrock’s borrowings were not directly attributable to our business.

We refer to the consolidated and combined financial statements collectively as “financial statements,” and individually as “balance sheets,” “statements of operations,” “statements of comprehensive income (loss),” “statements of stockholders’ equity” and “statements of cash flows” herein.

Note 2. Significant Accounting Policies

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses, as well as the disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. Significant estimates are required for contracts within our products sales segment that are accounted for under the percentage-of-completed method. As of December 31, 2017, we have estimated costs-to-complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results. Management believes that the estimates and assumptions used are reasonable.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash as of December 31, 2017 and 2016 consists of cash that contractually is not available for immediate use. Restricted cash is presented separately from cash and cash equivalents in our balance sheets and statements of cash flows.

Revenue Recognition

Contract operations revenue is recognized when earned, which generally occurs monthly when service is provided under our customer contracts. Aftermarket services revenue is recognized as products are delivered and title is transferred or services are performed for the customer.

Product sales revenue is recognized using the percentage-of-completion method when the applicable criteria are met. We estimate percentage-of-completion for compressor and production and processing equipment product sales on a direct labor hour to total labor hour basis. The duration of these projects is typically between three and 24 months. Product sales revenue is recognized using the completed contract method when the applicable criteria of the percentage-of-completion method are not met. Product sales revenue under the completed contract method is recognized upon either delivery to the customer or achievement of substantial completion in accordance with the specifications within the underlying contract, which generally occurs when all significant attributes and components of the product are completed. Prior to the Spin-off, product sales revenue from affiliates was recognized using the completed contract method as the equipment was not guaranteed to be sold to the affiliate until the entities entered into a bill of sale for such equipment which occurred at the completion of the manufacturing process. Subsequent to November 3, 2015, sales to Archrock and Archrock Partners, L.P. (named Exterran Partners, L.P. prior to November 3, 2015) (“Archrock Partners”) are considered sales to third parties. Product sales revenue from a claim is recognized to the extent that costs related to the claim have been incurred, when collection is probable and can be reliably estimated. We estimate the future costs and gross margin on uncompleted contracts related to our product sales contracts. If we determine that a contract will result in a loss, we record a provision for the entire amount of the estimated loss in the period in which the loss is identified.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We believe that the credit risk in temporary cash investments is limited because our cash is held in accounts with multiple financial institutions. We record trade accounts receivable at the amount we invoice our customers, net of allowance for doubtful accounts. Trade accounts receivable are due from companies of varying sizes engaged principally in oil and natural gas activities throughout the world. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of products and services we provide and the terms of our contract operations customer service agreements.

We maintain allowances for doubtful accounts for estimated losses resulting from our customers’ inability to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2017, 2016 and 2015, we recorded bad debt expense of $0.9 million, $3.0 million and $3.3 million, respectively.

Inventory

Inventory consists of parts used for manufacturing or maintenance of natural gas compression equipment and facilities, parts for processing and production equipment, new compression units and production equipment that are held for sale. Inventory is stated at the lower of cost and net realizable value using the average cost method. A reserve is recorded against inventory balances for estimated obsolescence and slow moving items based on specific identification and historical experience.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over their estimated useful lives as follows:

Compression equipment, facilities and other fleet assets	3 to 23 years	(1)
Buildings	20 to 35 years
Transportation, shop equipment and other	3 to 10 years

(1)
In the fourth quarter of 2017, we evaluated the estimated useful lives and salvage values of our property, plant and equipment. As a result of this evaluation, we changed the useful lives and salvage values for our compression equipment from a maximum useful life of 30 years to 23 years and a maximum salvage value of 20% to 15% based on expected future use. During the year ended December 31, 2017, we recorded a $1.2 million increase in depreciation expense as a result of these changes in useful lives and salvage values.

Installation costs capitalized on contract operations projects are generally depreciated over the life of the underlying contract. Major improvements that extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. When property, plant and equipment is sold, or otherwise disposed of, the gain or loss is recorded in other (income) expense, net. Interest is capitalized during the construction period on equipment and facilities that are constructed for use in our operations. The capitalized interest is included as part of the cost of the asset to which it relates and is amortized over the asset’s estimated useful life.

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

Long-Lived Assets

We review long-lived assets such as property, plant and equipment and identifiable intangibles subject to amortization for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred. Identifiable intangibles are amortized over the assets’ estimated useful lives.

Deferred Revenue

Deferred revenue is primarily comprised of upfront billings on contract operations projects, milestone billings related to projects where revenue is recognized on the completed contract method and billings related to projects that have not begun where revenue is recognized on the percentage-of-completion method. Upfront payments received from customers on contract operations projects are generally deferred and amortized over the life of the underlying contract.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). We recognize the impact of tax legislation in the period in which the law is enacted. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Reform Act. Consistent with that guidance, we recognized provisional amounts based upon our interpretation of the tax laws and estimates which require significant judgments. The actual impact of these tax laws may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in our interpretations and assumptions, additional guidance that may be issued by the government and actions we may take as a result of these enacted tax laws. Any adjustments recorded to the provisional amounts will be included in income from operations as an adjustment to tax expense.

Foreign Currency Translation

The financial statements of our subsidiaries outside the U.S., except those for which we have determined that the U.S. dollar is the functional currency, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at the balance sheet date. Income and expense items are translated at average monthly exchange rates. The resulting gains and losses from the translation of accounts into U.S. dollars are included in accumulated other comprehensive income in our balance sheets. For all subsidiaries, gains and losses from remeasuring foreign currency accounts into the functional currency are included in other (income) expense, net, in our statements of operations. We recorded foreign currency losses of $0.7 million, foreign currency gains of $6.5 million and foreign currency losses of $35.8 million during the years ended December 31, 2017, 2016 and 2015, respectively. Included in our foreign currency gains and losses were non-cash gains of $0.5 million, $9.3 million and non-cash losses of $30.1 million during the years ended December 31, 2017, 2016 and 2015, respectively, from foreign currency exchange rate changes recorded on intercompany obligations. Of the foreign currency losses recognized during the year ended December 31, 2015, $29.7 million was attributable to our Brazilian subsidiary’s U.S. dollar denominated intercompany obligations and were the result of a currency devaluation in Brazil and increases in our Brazilian subsidiary’s intercompany payables during 2015.

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

Argentina’s regulations have at times restricted foreign exchange, including exchanging Argentine pesos for U.S. dollars, and during these periods we were unable to freely repatriate cash generated in Argentina to fund our other operations. In late 2015, some of the currency restrictions were lifted and we have been able to exchange Argentine pesos for U.S. dollars at market rates. Prior to the currency restrictions being lifted in Argentina in late 2015, we used Argentine pesos to purchase certain short-term investments in Argentine government issued U.S. dollar denominated bonds. The effective peso to U.S. dollar exchange rate embedded in the purchase price of these bonds resulted in our recognition of a loss during the year ended December 31, 2015 of $4.9 million, which is included in other (income) expense, net, in our statements of operations.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The update covers such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. On January 1, 2017, we adopted this update. Upon adoption, we elected to account for forfeitures as they occur rather than applying an estimated forfeiture rate, which resulted in a cumulative-effect adjustment to accumulated deficit and additional paid-in capital of $0.1 million under the modified retrospective transition method. Additionally, as a result of this adoption, cash flows related to excess tax benefits are now presented as operating activities within the statements of cash flows. The impact of this retrospective adoption was immaterial to the results of the prior year periods.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The update outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Furthermore, as part of Topic 606, the FASB introduced ASC 340-40 Other Assets and Deferred Costs, which provides guidance on the capitalization of contract related costs that are not within the scope of other authoritative literature. The update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt the updates. We intend to adopt the new guidance on January 1, 2018 using the modified retrospective approach. In preparation for our adoption of the new standard, we have evaluated representative samples of contracts and other forms of agreements with our customers based upon the five-step model specified by the new guidance. We have completed a preliminary assessment of the potential impact the implementation of this new guidance may have on our financial statements. Although our preliminary assessment may change based upon completion of our evaluation, the following summarizes the more significant impacts expected from the adoption of the new standard:

•
Revenue from installation services within our product sales segment is currently recognized using the completed contract method. Under the new standard, revenue from such services is expected to be recognized over time.

•
Revenue from overhaul and reconfiguration services within our aftermarket services segment is currently recognized at a point in time. Under the new standard, revenue from such services is expected to be recognized over time.

•
Sales commissions associated with long-term service contracts are currently expensed in the period the payment is due to the sales agent. Under the new standard, those costs are expected to be capitalized at the contract inception and amortized over the contract term.

•	Certain costs to fulfill a contract that are currently being expensed as incurred are expected to be capitalized as a contract related costs and amortized over the contract term.

Additionally, the new guidance will require us to enhance our disclosures to provide additional information relating to disaggregated revenue, contract assets and liabilities and remaining performance obligations. As stated above, we have elected to use the modified retrospective approach and the impact of the adoption of Topic 606 that will be recorded as an adjustment to our January 1, 2018 beginning accumulated deficit balance is tentatively estimated to be less than $10.0 million. We are currently evaluating potential changes to our information systems, processes and internal controls to meet the new standard’s reporting and disclosure requirements.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The update requires a reporting entity to recognize the tax expense from intra-entity asset transfers of assets other than inventory in the selling entity’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buying entity’s jurisdiction would also be recognized at the time of the transfer. This update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Adoption will require a modified retrospective approach beginning with the earliest period presented. While we are still evaluating the impact of the new guidance, we currently do not expect the adoption of this update to be material to our financial statements.

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

Note 3. Discontinued Operations

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

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received an initial payment of $176.7 million in cash at closing, of which we remitted $50.0 million to repay the amount we collected in January 2010 under the terms of an insurance policy we maintained for the risk of expropriation. We received installment payments, including an annual charge, totaling $19.7 million, $38.8 million and $56.6 million during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the remaining principal amount due to us was approximately $17 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In connection with the sale of these assets, we have agreed to suspend the arbitration proceeding previously filed by our Spanish subsidiary against Venezuela pending payment in full by PDVSA Gas of the purchase price for these nationalized assets.

In accordance with the separation and distribution agreement from the Spin-off, a subsidiary of Archrock has the right to receive payments from EESLP, based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our previously nationalized assets promptly after such amounts are collected by our subsidiaries. Pursuant to the separation and distribution agreement, we transferred cash of $19.7 million and $38.8 million to Archrock during the years ended December 31, 2017 and 2016, respectively. The transfers of cash were recognized as reductions to additional paid-in capital in our financial statements. See Note 22 for further discussion related to our contingent liability to Archrock.

In the first quarter of 2016, we began executing a plan to exit certain Belleli businesses to focus on our core businesses. Specifically, we began marketing for sale the Belleli CPE business comprised of engineering, procurement and manufacturing services related to the manufacture of critical process equipment for refinery and petrochemical facilities (referred to as “Belleli CPE” or the “Belleli CPE business” herein). Belleli CPE met the held for sale criteria and is reflected as discontinued operations in our financial statements for all periods presented. In August 2016, we completed the sale of our Belleli CPE business to Tosto S.r.l. for cash proceeds of $5.5 million. Belleli CPE was previously included in our product sales segment. In conjunction with the planned disposition of Belleli CPE, we recorded impairments of long-lived assets and current assets that totaled $68.8 million during the year ended December 31, 2016. The impairment charges are reflected in income (loss) from discontinued operations, net of tax.

In addition, in the first quarter of 2016, we began executing our exit of the Belleli EPC business that has historically been comprised of engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants in the Middle East (referred to as “Belleli EPC” or the “Belleli EPC business” herein) by ceasing the bookings of new orders. As of the fourth quarter of 2017, we have substantially exited our Belleli EPC business and, in accordance with GAAP, it is reflected as discontinued operations in our financial statements for all periods presented. Although we have reached mechanical completion on all remaining Belleli EPC contracts, we are still subject to risks and uncertainties potentially resulting from warranty obligations, customer or vendors claims against us, settlement of claims against customers, completion of demobilization activities and litigation developments. The facility previously utilized to manufacture products for our Belleli EPC business has been repurposed to manufacture product sales equipment. As such, certain personnel, buildings, equipment and other assets that were previously related to the Belleli EPC business will remain as part of our continuing operations. As a result, activities associated with our ongoing operations at our repurposed facility are included in continuing operations.

The following table summarizes the operating results of discontinued operations (in thousands):

	Years Ended December 31,
	2017			2016				2015
	Venezuela	Belleli EPC	Total	Venezuela	Belleli EPC	Belleli CPE	Total	Venezuela	Belleli EPC	Belleli CPE	Total
Revenue	$—	$72,693	$72,693	$—	$123,856	$28,469	$152,325	$—	$103,221	$60,138	$163,359
Cost of sales (excluding depreciation and amortization expense)	—	41,329	41,329	—	126,322	27,323	153,645	—	134,846	55,169	190,015
Selling, general and administrative	131	5,262	5,393	54	8,500	1,494	10,048	185	9,913	2,611	12,709
Depreciation and amortization	—	5,653	5,653	—	5,088	861	5,949	—	8,483	3,388	11,871
Long-lived asset impairment	—	—	—	—	651	68,780	69,431	—	—	—	—
Recovery attributable to expropriation	(16,514)	—	(16,514)	(33,124)	—	—	(33,124)	(50,074)	—	—	(50,074)
Restructuring and other charges	—	(439)	(439)	—	5,419	2,735	8,154	—	—	785	785
Interest expense	—	—	—	—	—	17	17	—	—	(1)	(1)
Other (income) expense, net	(3,157)	539	(2,618)	(5,966)	(42)	(191)	(6,199)	(6,243)	(78)	(451)	(6,772)
Provision for (benefit from) income taxes	—	153	153	—	518	57	575	—	108	(5)	103
Income (loss) from discontinued operations, net of tax	$19,540	$20,196	$39,736	$39,036	$(22,600)	$(72,607)	$(56,171)	$56,132	$(50,051)	$(1,358)	$4,723

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	December 31, 2017			December 31, 2016
	Venezuela	Belleli EPC	Total	Venezuela	Belleli EPC	Belleli CPE	Total
Cash	$3	$—	$3	$11	$—	$—	$11
Accounts receivable	—	14,770	14,770	—	26,829	—	26,829
Inventory	—	—	—	—	31	—	31
Costs and estimated earnings in excess of billings on uncompleted contracts	—	7,786	7,786	—	10,657	—	10,657
Other current assets	2	1,190	1,192	3	3,744	—	3,747
Total current assets associated with discontinued operations	5	23,746	23,751	14	41,261	—	41,275
Property, plant and equipment, net	—	1,054	1,054	—	6,887	—	6,887
Intangible and other assets, net	—	2,646	2,646	—	1,652	—	1,652
Total assets associated with discontinued operations	$5	$27,446	$27,451	$14	$49,800	$—	$49,814

Accounts payable	$—	$9,253	$9,253	$—	$20,258	$—	$20,258
Accrued liabilities	59	15,617	15,676	906	43,337	207	44,450
Billings on uncompleted contracts in excess of costs and estimated earnings	—	7,042	7,042	—	12,931	—	12,931
Total current liabilities associated with discontinued operations	59	31,912	31,971	906	76,526	207	77,639
Other long-term liabilities	1	6,527	6,528	2	7,251	—	7,253
Total liabilities associated with discontinued operations	$60	$38,439	$38,499	$908	$83,777	$207	$84,892

Note 4. Inventory, net

Inventory, net of reserves, consisted of the following amounts (in thousands):

	December 31,
	2017	2016
Parts and supplies	$79,803	$104,897
Work in progress	21,853	32,136
Finished goods	6,253	20,452
Inventory, net	$107,909	$157,485

During the years ended December 31, 2017, 2016 and 2015, we recorded $1.3 million, $0.8 million and $15.6 million, respectively, in inventory write-downs and reserves for obsolete or slow moving inventory. As of December 31, 2017 and 2016, we had inventory reserves of $10.4 million and $12.9 million, respectively. As discussed further in Note 15, during the year ended December 31, 2015, we recorded restructuring and other charges of $8.7 million related to inventory write-downs associated with restructuring activities.

Note 5. Product Sales Contracts

Costs, estimated earnings and billings on uncompleted contracts that are recognized using the percentage-of-completion method consisted of the following (in thousands):

	December 31,
	2017	2016
Costs incurred on uncompleted contracts	$314,033	$205,527
Estimated earnings on uncompleted contracts	59,772	42,905
	373,805	248,432
Less — billings to date on uncompleted contracts	(422,675)	(256,318)
	$(48,870)	$(7,886)

Costs, estimated earnings and billings on uncompleted contracts are presented in the accompanying financial statements as follows (in thousands):

	December 31,
	2017	2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$40,695	$21,299
Billings on uncompleted contracts in excess of costs and estimated earnings	(89,565)	(29,185)
	$(48,870)	$(7,886)

Note 6. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31,
	2017	2016
Compression equipment, facilities and other fleet assets	$1,577,052	$1,480,568
Land and buildings	96,463	100,174
Transportation and shop equipment	82,240	97,784
Other	90,395	86,998
	1,846,150	1,765,524
Accumulated depreciation	(1,023,871)	(974,602)
Property, plant and equipment, net	$822,279	$790,922

Depreciation expense was $105.0 million, $129.2 million and $141.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. Assets under construction of $130.4 million and $39.4 million as of December 31, 2017 and 2016, respectively, were primarily related to our contract operations business. During the years ended December 31, 2017, 2016 and 2015, we capitalized $3.4 million, $0.3 million and $0.1 million of interest related to construction in process, respectively.

Note 7. Intangible and Other Assets, net

Intangible and other assets, net, consisted of the following (in thousands):

	December 31,
	2017	2016
Intangible assets, net	$9,861	$12,945
Deferred financing costs	4,786	6,475
Long-term non-income tax receivable	14,560	8,174
Long-term income tax credits	11,344	—
Long-term notes receivable	3,004	4,849
Long-term deposits	11,648	11,166
Other	21,777	13,735
Intangibles and other assets, net	$76,980	$57,344

Intangible assets and deferred financing costs consisted of the following (in thousands):

	December 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred financing costs (1)	$8,368	$(3,582)	$8,368	$(1,893)
Marketing related (20 year life)	629	(589)	582	(541)
Customer related (17-20 year life)	76,946	(67,342)	76,674	(64,151)
Technology based (20 year life)	3,655	(3,438)	3,381	(3,155)
Contract based (2-11 year life)	43,953	(43,953)	43,921	(43,766)
Intangible assets and deferred financing costs	$133,551	$(118,904)	$132,926	$(113,506)

(1)	Represents debt issuance costs relating to our revolving credit facility. See Note 11 for further discussion regarding our revolving credit facility.

Amortization of deferred financing costs related to our revolving credit facility totaled $1.7 million and $1.6 million during the years ended December 31, 2017 and 2016, respectively, and was recorded to interest expense in our statements of operations. Amortization of intangible assets totaled $2.8 million, $3.7 million and $5.1 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2018	$2,335
2019	1,884
2020	1,560
2021	1,270
2022	1,037
Thereafter	1,775
Total	$9,861

Note 8. Assets Held for Sale

As part of our continual strategic review and optimization of our business structure and the service solutions we offer to our customers, we identified certain assets within our products sales business that we expect to sell within the next twelve months. In the fourth quarter of 2017, we classified $20.5 million of current and long-term assets primarily related to inventory and property, plant and equipment, net, as assets held for sale in our balance sheet. We also determined that certain other assets within our product sales business were assessed to have no future benefit to our ongoing operations. In conjunction with the planned disposition and assessment of certain other assets, we recorded an impairment of long-lived assets that totaled $5.1 million to write-down these assets to their approximate fair values. The impairment charges are reflected in long-lived asset impairment in our statements of operations.

Note 9. Investments in Non-Consolidated Affiliates

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

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received an initial payment of $37.6 million in March 2012, and received installment payments, including an annual charge, totaling $10.4 million and $15.2 million during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2017, the remaining principal amount due to us was approximately $4 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as equity in income of non-consolidated affiliates in our statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

In accordance with the separation and distribution agreement, a subsidiary of Archrock has the right to receive payments from EESLP based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries. Pursuant to the separation and distribution agreement, we transferred cash of $10.4 million to Archrock during the year ended December 31, 2016. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. See Note 22 for further discussion related to our contingent liability to Archrock.

Note 10. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued salaries and other benefits	$53,492	$41,399
Accrued income and other taxes	26,503	41,329
Accrued warranty expense	3,190	2,912
Accrued interest	6,000	2,889
Accrued other liabilities	25,151	30,926
Accrued liabilities	$114,336	$119,455

Our warranty expense was $1.9 million, $1.6 million and $3.6 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Note 11. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2017	2016
Revolving credit facility due November 2020	$—	$118,000
Term loan facility due November 2017	—	232,750
8.125% senior notes due May 2025	375,000	—
Other, interest at various rates, collateralized by equipment and other assets	722	583
Unamortized deferred financing costs of 8.125% senior notes	(7,250)	—
Unamortized deferred financing costs of term loan facility	—	(2,363)
Long-term debt	$368,472	$348,970

Revolving Credit Facility and Term Loan

On July 10, 2015, we and our wholly owned subsidiary, EESLP, entered into a $750.0 million credit agreement (the “Credit Agreement”) with Wells Fargo, as the administrative agent, and various financial institutions as lenders. On October 5, 2015, the parties amended and restated the Credit Agreement to provide for a $925.0 million credit facility, consisting of a $680.0 million revolving credit facility and a $245.0 million term loan facility (collectively, the “Credit Facility”). The Credit Facility became available to us on November 3, 2015 (referred to as the “Initial Availability Date”). On November 3, 2015, EESLP incurred approximately $300.0 million of indebtedness under the revolving credit facility and $245.0 million of indebtedness under the term loan facility. Pursuant to the separation and distribution agreement with Archrock and certain of our and Archrock’s respective affiliates, on November 3, 2015, EESLP transferred $532.6 million of net proceeds from borrowings under the Credit Facility to Archrock to allow it to repay a portion of its indebtedness in connection with the Spin-off. In November 2016, we repaid $12.3 million of borrowings outstanding under the term loan facility. In April 2017, we paid the remaining principal amount of $232.8 million due under the term loan facility with proceeds from the 2017 Notes (as defined below) issuance. As a result of the repayment of the term loan facility, we expensed $1.7 million of unamortized deferred financing costs during the year ended December 31, 2017, which is reflected in interest expense in our statements of operations.

As of December 31, 2017, we had $39.7 million in outstanding letters of credit under our revolving credit facility and, taking into account guarantees through letters of credit, we had undrawn capacity of $640.3 million under our revolving credit facility. Our Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $585.2 million of the $640.3 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of December 31, 2017.

Revolving borrowings under the Credit Facility bear interest at a rate equal to, at our option, either the Base Rate or LIBOR (or EURIBOR, in the case of Euro-denominated borrowings) plus the applicable margin. The applicable margin for revolving borrowings varies (i) in the case of LIBOR loans, from 1.50% to 2.75% and (ii) in the case of Base Rate loans, from 0.50% to 1.75%, and will be determined based on our total leverage ratio pricing grid. “Base Rate” means the highest of the prime rate, the federal funds effective rate plus 0.50% and one-month LIBOR plus 1.00%. Prior to the repayment of the term loan facility, the applicable margin for borrowings under the revolving credit facility increased by 1.00% the first anniversary of the Initial Availability Date and by 1.50% following the first anniversary of the Initial Availability Date. Term loan borrowings under the Credit Facility incurred interest at a rate equal to, at our option, either (1) the Base Rate plus 4.75%, or (2) the greater of LIBOR or 1.00%, plus 5.75%. The weighted average annual interest rate on outstanding borrowings under the revolving credit facility at December 31, 2016 was 5.0%. The annual interest rate on the outstanding balance of the term loan facility at December 31, 2016 was 6.8%.

We guarantee EESLP’s obligations under the revolving credit facility. In addition, EESLP’s obligations under the revolving credit facility are secured by (1) substantially all of our assets and the assets of EESLP and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including certain real property, and (2) all of the equity interests of our U.S. restricted subsidiaries (other than certain excluded subsidiaries) (as defined in the Credit Agreement) and 65% of the voting equity interests in certain of our first-tier foreign subsidiaries.

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

Unamortized Debt Financing Costs

During the year ended December 31, 2017, we incurred transaction costs of $7.9 million related to the issuance of the 2017 Notes. These costs are presented as a direct deduction from the carrying value of the 2017 Notes and are being amortized over the term of the 2017 Notes. Amortization of deferred financing costs relating to the 2017 Notes totaled $0.7 million during the year ended December 31, 2017 and was recorded to interest expense in our statements of operations. Amortization of deferred financing costs relating to the term loan facility totaled $0.7 million, $2.9 million and $0.4 million during the years ended December 31, 2017, 2016 and 2015, respectively, and was recorded to interest expense in our statements of operations. During the year ended December 31, 2016, we incurred transaction costs of approximately $0.8 million related to our revolving credit facility. Debt issuance costs relating to our revolving credit facility are included in intangible and other assets, net, and are being amortized over the term of the facility. See Note 7 for further discussion regarding the amortization of deferred financing costs related to our revolving credit facility.

Debt Compliance

The Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Credit Agreement) of 2.75 to 1.00. As of December 31, 2017, we were in compliance with all financial covenants under the Credit Agreement.

Long-Term Debt Maturity Schedule

Contractual maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2017 are as follows (in thousands):

December 31, 2017
2018	$—
2019	449
2020	273
2021	—
2022	—
Thereafter	375,000
Total debt (1)	$375,722

(1)	This amount includes the full face value of the 2017 Notes and does not include unamortized debt financing costs of $7.3 million as of December 31, 2017.

Note 12. Fair Value Measurements

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

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2017 and 2016, with pricing levels as of the date of valuation (in thousands):

	Year Ended December 31, 2017			Year Ended December 31, 2016
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets (1)	$—	$—	$403	$—	$—	$3,109
Impaired assets—assets held for sale (2)	—	—	20,493	—	—	—
Impaired assets—discontinued operations (3)	—	—	—	—	—	13,859
Note receivable from the sale of a plant (4)	—	—	—	—	—	7,037
Liability to exit the use of a corporate operating lease—restructuring and other charges (5)	—	—	—	—	—	3,580

(1)
Our estimate of the fair value of the impaired long-lived assets during the years ended December 31, 2017 and 2016 was primarily based on either the expected net sale proceeds compared to other fleet units we sold and/or a review of other units offered for sale by third parties during that time or the estimated component value of the equipment we planned to use at that time.

(2)	Our estimate of the fair value of the impaired assets held for sale during the year ended December 31, 2017 was based on the expected proceeds from the sale of the assets.

(3)
Our estimate of the fair value of the impaired assets of Belleli CPE, which were classified as discontinued operations during the year ended December 31, 2016, was based on the proceeds received from the sale of Belleli CPE, net of selling costs.

(4)
Our estimate of the fair value of the note receivable, including annual payments, from the sale of our plant in Argentina during the year ended December 31, 2016 was discounted based on a settlement period of 2.6 years and a discount rate of 5%.

(5)
The fair value of our liability to exit the use of a corporate operating lease relating restructuring activities during the second quarter of 2016 was estimated based on an incremental borrowing rate of 3% and remaining lease payments, net of estimated sublease rentals, through February 2018.

Fair Value of Debt

The fair value of the 2017 Notes was estimated based on model derived calculations using market yields observed in active markets, which are Level 2 inputs. As of December 31, 2017, the carrying amount of the 2017 Notes, excluding unamortized deferred financing costs, of $375.0 million was estimated to have a fair value of $404.0 million. Due to the variable rate nature of our revolving credit facility and term loan facility, the carrying values as of December 31, 2016 approximated their fair values as the rates were comparable to then-current market rates at which debt with similar terms could have been obtained.

Other

Our financial instruments also consist of cash, restricted cash, receivables and payables. As of December 31, 2017 and 2016, the estimated fair values of our cash, restricted cash, receivables and payables approximated their carrying amounts as reflected in our balance sheets due to the short-term nature of these financial instruments.

Note 13. Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

We regularly review the future deployment of our idle compression assets used in our contract operations segment for units that are not the type, configuration, condition, make or model that are cost efficient to maintain and operate. During the years ended December 31, 2017, 2016 and 2015, we determined that one idle compressor unit, 62 idle compressor units and 93 idle compressor units, respectively, would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded asset impairments of $0.6 million, $12.7 million and $19.4 million during the years ended December 31, 2017, 2016 and 2015, respectively, to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we sold and/or a review of other units offered for sale by third parties during that time or the estimated component value of the equipment on each compressor unit that we planned to use at that time.

In the fourth quarter of 2017, we classified certain assets within our product sales business that we expect to sell within the next twelve months as assets held for sale in our balance sheet. We also determined that certain other assets within our product sales business were assessed to have no future benefit to our ongoing operations. In conjunction with the planned disposition and assessment of certain other assets, we recorded an impairment of long-lived assets that totaled $5.1 million to write-down these assets to their approximate fair values.

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

Note 14. Restatement Related Charges

During the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. As a result, the Audit Committee of the Company’s Board of Directors initiated an internal investigation, including the use of services of a forensic accounting firm. Management also engaged a consulting firm to assist in accounting analysis and compilation of restatement adjustments. During the years ended December 31, 2017 and 2016, we incurred $6.2 million and $30.1 million, respectively, of external costs associated with the restatement of our financial statements, an ongoing SEC investigation and remediation activities related to the restatement, of which $2.8 million and $11.2 million, respectively, was recovered from Archrock pursuant to the separation and distribution agreement. We may incur additional cash expenditures related to external legal counsel costs associated with an ongoing SEC investigation surrounding the restatement of our financial statements, of which a portion may be recoverable from Archrock.

The following table summarizes the changes to our accrued liability balance related to restatement charges for the years ended December 31, 2016 and 2017 (in thousands):

Restatement Related Charges
Beginning balance at January 1, 2016	$—
Additions for costs expensed, net	18,879
Reductions for payments, net	(16,667)
Ending balance at December 31, 2016	2,212
Additions for costs expensed, net	3,419
Reductions for payments, net	(5,052)
Ending balance at December 31, 2017	$579

The following table summarizes the components of charges included in restatement related charges in our statements of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2017	2016
External accounting costs	$1,071	$21,073
External legal costs	4,396	7,565
Other	753	1,448
Recoveries from Archrock	(2,801)	(11,207)
Total restatement related charges	$3,419	$18,879

Note 15. Restructuring and Other Charges

We incurred restructuring and other charges associated with the Spin-off of $0.6 million, $3.9 million and $15.7 million during the years ended December 31, 2017, 2016 and 2015, respectively. Costs incurred during the years ended December 31, 2017 and 2016 were primarily related to retention awards to certain employees of $0.6 million and $3.1 million, respectively, which were amortized over the required service period of each applicable employee. Costs incurred during the year ended December 31, 2015 were related to non-cash inventory write-downs, financial advisor fees of $4.6 million paid at the completion of the Spin-off, expenses of $3.1 million for retention awards to certain employees, a one-time cash signing bonus paid to our Chief Executive Officer of $2.0 million and costs to start-up certain stand-alone functions of $1.3 million. Non-cash inventory write-downs primarily related to the decentralization of shared inventory components between Archrock’s North America contract operations business and our international contract operations business totaled $4.7 million during the year ended December 31, 2015, of which approximately $4.2 million related to our contract operations segment and $0.5 million related to our product sales segment. The charges incurred in conjunction with the Spin-off are included in restructuring and other charges in our statements of operations.

As a result of unfavorable market conditions in North America, combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices, in the second quarter of 2015, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities. We incurred restructuring and other charges associated with the cost reduction plan of $2.6 million, $18.1 million and $15.6 million during the years ended December 31, 2017, 2016 and 2015, respectively. Cost incurred for employee termination benefits during the year ended December 31, 2017 were $2.1 million. Restructuring and other charges incurred during the year ended December 31, 2016 were primarily related to employee termination benefits and the exit from a leased corporate building. Costs incurred for employee termination benefits during the year ended December 31, 2016 were $14.5 million, of which $9.0 million related to our product sales segment. We ceased the use of a corporate building under an operating lease in the second quarter of 2016, and as a result, recorded net charges of $2.9 million during the year ended December 31, 2016. Restructuring and other charges incurred during the year ended December 31, 2015 were primarily related to employee termination benefits, non-cash inventory write-downs and consulting fees. Costs incurred for employee termination benefits during the year ended December 31, 2015 were $9.6 million, of which $6.4 million related to our product sales segment. The non-cash inventory write-downs of $4.0 million were the result of our decision to exit the manufacturing of cold weather packages, which had historically been performed at a product sales facility in North America we decided to close in 2015. These charges are reflected as restructuring and other charges in our statements of operations.

We have substantially completed restructuring activities related to the Spin-off and cost reduction plan. No additional costs relating to these restructuring activities are expected to be incurred in future periods. The remaining accrued liability balance at December 31, 2017 primarily relates to contractual lease payments for our previous corporate building that are expected to be paid in early 2018.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the years ended December 31, 2015, 2016 and 2017 (in thousands):

	Spin-off	Cost Reduction Plan	Total
Beginning balance at January 1, 2016	$1,083	$225	$1,308
Additions for costs expensed	3,943	18,095	22,038
Less non-cash income (expense)	(896)	435	(461)
Reductions for payments	(3,196)	(16,294)	(19,490)
Ending balance at December 31, 2016	934	2,461	3,395
Additions for costs expensed	599	2,590	3,189
Less non-cash income (expense)	(223)	740	517
Reductions for payments	(1,310)	(5,179)	(6,489)
Ending balance at December 31, 2017	$—	$612	$612

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Financial advisor fees related to the Spin-off	$—	$—	$4,598
Consulting fees	—	22	1,932
Start-up of stand-alone functions	—	887	1,332
Retention awards to certain employees	599	3,056	3,121
Chief Executive Officer signing bonus	—	—	2,000
Non-cash inventory write-downs	—	—	8,707
Employee termination benefits	2,100	14,473	9,625
Net charges to exit the use of a corporate operating lease	—	2,904	—
Other	490	696	—
Total restructuring and other charges	$3,189	$22,038	$31,315

The following table summarizes the components of restructuring and other charges incurred in connection with the Spin-off and since the announcement of the cost reduction plan (in thousands):

	Spin-off	Cost Reduction Plan	Total
Financial advisor fees related to the Spin-off	$4,598	$—	$4,598
Consulting fees	—	1,954	1,954
Start-up of stand-alone functions	2,219	—	2,219
Retention awards to certain employees	6,776	—	6,776
Chief Executive Officer signing bonus	2,000	—	2,000
Non-cash inventory write-downs	4,700	4,007	8,707
Employee termination benefits	—	26,198	26,198
Net charges to exit the use of a corporate operating lease	—	2,904	2,904
Other	—	1,186	1,186
Total restructuring and other charges	$20,293	$36,249	$56,542

Note 16. Provision for Income taxes

Prior to the Spin-off, certain of our operations in the U.S. were included in Archrock’s consolidated federal and state tax returns, and therefore our current and deferred tax provision for applicable periods was computed on a separate return basis. Subsequent to the Spin-off, we file our own consolidated federal and state tax returns in the U.S.

The components of income (loss) before income taxes were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
United States	$(43,403)	$(129,864)	$(7,702)
Foreign	60,242	82,340	69,065
Income (loss) before income taxes	$16,839	$(47,524)	$61,363

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current tax provision (benefit):
U.S. federal	$—	$(131)	$383
State	250	(792)	1,201
Foreign	25,638	54,075	63,692
Total current	25,888	53,152	65,276
Deferred tax provision (benefit):
U.S. federal	(5,102)	62,672	(29,962)
State	(15)	2,306	(484)
Foreign	1,924	6,112	4,608
Total deferred	(3,193)	71,090	(25,838)
Provision for income taxes	$22,695	$124,242	$39,438

The provision for income taxes for 2017, 2016 and 2015 resulted in effective tax rates on continuing operations of 134.8%, (261.4)% and 64.3%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Income taxes at U.S. federal statutory rate of 35%	$5,894	$(16,633)	$21,477
State income taxes net of federal tax benefit	361	(1,841)	466
Foreign tax rate differential	44,868	29,428	38,984
Foreign tax credits	(11,224)	(9,492)	(17,398)
Research and development credits	—	(1,024)	(24,938)
Unrecognized tax benefits	3,332	3,629	6,001
Change in valuation allowances	(48,059)	124,850	19,950
Proceeds from sale of joint venture assets	—	(3,641)	(5,315)
Capital contributions or distributions related to Spin-off	(1,084)	(2,887)	(77)
Change in U.S. deferred taxes related to Tax Reform Act	15,518	—	—
Transition Tax	10,060	—	—
Other	3,029	1,853	288
Provision for income taxes	$22,695	$124,242	$39,438

Tax legislation enacted and signed into law in 2017 in the U.S. and in Argentina resulted in changes to the statutory tax rates at which certain deferred tax assets and liabilities are recorded. These rate changes resulted in a current period reconciling items between income tax recorded at the U.S. statutory rate and the company’s provision for income taxes of $15.5 million and $(3.1) million, respectively. In the U.S., the valuation allowance that had been previously recorded was reduced as a result of the U.S. statutory rate changes.

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

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$86,060	$151,393
Foreign tax credit carryforwards	92,734	81,510
Research and development credit carryforwards	31,251	31,251
Alternative minimum tax credit carryforwards	5,575	5,055
Deferred revenue	32,496	34,373
Other	47,496	49,717
Subtotal	295,612	353,299
Valuation allowances	(222,049)	(276,230)
Total deferred tax assets	73,563	77,069
Deferred tax liabilities:
Property, plant and equipment	(47,954)	(67,139)
Other	(24,805)	(15,615)
Total deferred tax liabilities	(72,759)	(82,754)
Net deferred tax assets (liabilities)	$804	$(5,685)

During the year ended December 31, 2017, our Brazil subsidiary entered into two tax programs: 1) the Tax Regularization Program (the “PRT Program”) pursuant to Brazil Provisional Measure No. 766 issued on January 4, 2017 and 2) the Tax Special Regularization Program (the “PERT Program”) pursuant to Brazil Provisional Measure No. 783 issued on May 31, 2017. These programs allow for the partial settling of debts, both income tax debts and non-income-based tax debts, due by November 30, 2016 and April 30, 2017 to Brazil’s Federal Revenue Service for the PRT Program and PERT Program, respectively, with the use of tax credits, including income tax loss carryforwards. A $15.2 million income tax benefit was recorded during the year ended December 31, 2017 attributable to the reversal of valuation allowances against certain deferred tax assets related to income tax loss carryforwards that were utilized under the PRT Program and PERT Program, including interest income. Additionally, during the year ended December 31, 2017, we incurred $1.8 million in penalties, which is reflected in other (income) expense, net, in our statements of operations, and $2.4 million in interest expense, which is reflected in interest expense in our statements of operations, attributable to the settling of non-income-based tax debts in connection with the PRT Program and the PERT Program.

At December 31, 2017, we had U.S. federal net operating loss carryforwards of approximately $118.3 million that are available to offset future taxable income. If not used, the carryforwards begin to expire in 2024. We also had approximately $181.1 million of net operating loss carryforwards in certain foreign jurisdictions (excluding discontinued operations), approximately $148.0 million of which has no expiration date, $7.7 million of which is subject to expiration from 2018 to 2022, and the remainder of which expires in future years through 2037. Foreign tax credit carryforwards of $92.7 million, research and development credits carryforwards of $31.3 million and alternative minimum tax credit carryforwards of $5.6 million are available to offset future payments of U.S. federal income tax. The foreign tax credits will expire in varying amounts beginning in 2020 and research and development credits will expire in varying amounts beginning in 2028. The corporate Alternative Minimum Tax (“AMT”) has been repealed for tax years beginning after December 31, 2017. Companies with AMT credits that have not been utilized may claim a refund in future years for those credits even when no income tax liability exists. We expect our existing AMT credits to be fully utilized or refunded by 2021.

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

We incurred a three-year cumulative loss in the U.S. during 2016. Due to this significant negative evidence of cumulative losses, which outweighed the positive evidence of firm sales backlog and projected future taxable income, we were no longer able to support that it was more-likely-than-not that we will have sufficient taxable income of the appropriate character in the future that will allow us to realize our U.S. deferred tax assets. During the year ended December 31, 2016, we recorded a full valuation allowances against our U.S. deferred tax assets resulting in an additional charge of $119.8 million, of which 65.5 million related to U.S. deferred tax assets that existed at December 31, 2015.

Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), utilization of loss carryforwards and credit carryforwards, such as foreign tax credits, will be subject to annual limitations due to the historical ownership changes of both Hanover Compressor Company (“Hanover”) and Universal Compression Holdings, Inc. (“Universal”). In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The merger of Hanover and Universal to form Archrock (formerly Exterran Holdings, Inc.) in August 2007 resulted in such an ownership change for both Hanover and Universal. Our ability to utilize loss carryforwards and credit carryforwards against future U.S. federal income tax may be limited. The limitations may cause us to pay U.S. federal income taxes earlier; however, we do not currently expect that any loss carryforwards or credit carryforwards will expire as a result of these limitations.

We consider the earnings of certain of our subsidiaries to be indefinitely reinvested, and accordingly, we have not provided for taxes on these unremitted earnings. If we were to make a distribution from the unremitted earnings of these subsidiaries, we would be subject to taxes payable to various jurisdictions. If our expectations were to change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated statement of financial position, results of operations or cash flows. Due to the timing of the enactment of the Tax Reform Act, as discussed below, it is not practicable to estimate the amount of indefinitely reinvested earnings or the deferred tax liability related to the indefinitely reinvested earnings due to the complexities associated with the underlying hypothetical calculations.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation. The Tax Reform Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate AMT and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. Guidance under U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Reform Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

For the year ended December 31, 2017, our provision for income tax included the reversal of previously recorded valuation allowances of $5.6 million against our U.S. AMT carryforwards due to the Tax Reform Act which provides for the cancellation of the AMT and allows for a future refund and/or credit against regular income tax carry forwards. In addition, as a result of the reduction in the U.S. corporate tax rate from 35% to 21%, we recorded a provisional estimate of $15.5 million due to the re-measurement of deferred tax assets and liabilities and recorded a provisional estimate of $10.1 million due to the transition tax on undistributed earnings. Both of these were offset by a tax benefit from the reduction of the valuation allowance previously recorded against our U.S. deferred tax assets.

Finally, both the tax charges associated with the re-measurement of deferred tax assets and liabilities due to the reduction in the corporate tax rate and the transition tax, and the tax benefit associated with the reduction of the valuation allowance represent provisional amounts. The provisional amounts incorporate assumptions made based upon our current interpretation of the Tax Reform Act and may change as we receive additional clarification and implementation guidance. While we are able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Reform Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the government and actions we may take resulting from these enacted tax laws. We are continuing to analyze additional information to determine the final impact as well as other impacts of the Tax Reform Act. Any adjustments recorded to the provisional amounts will be included in income from operations as an adjustment to our 2018 financial statements.

While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions: the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions require us to include foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets in our U.S. income tax return.

Because of the complexity of the new GILTI tax rules, we will continue to evaluate this provision of the Tax Reform Act and the application of ASC 740, Income Taxes. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into our measurement of our deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. We are in the process of analyzing the impact of the GILTI tax rules. Therefore, we have not made any adjustments related to potential GILTI tax in our consolidated financial statements and have not made a policy decision regarding whether to record deferred tax on GILTI for the year ended December 31, 2017.

The BEAT provisions in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related foreign corporations beginning in 2018, and impose a minimum tax if greater than regular tax. We are in the process of analyzing the impact of the BEAT provision but currently do not expect it will have a material impact on our provision for income tax.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including discontinued operations) is shown below (in thousands):

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$18,237	$14,943	$8,356
Additions based on tax positions related to prior years	2,034	3,140	6,448
Additions based on tax positions related to current year	1,686	256	261
Reductions based on settlement with government authority	(241)	—	—
Reductions based on lapse of statute of limitations	(378)	(102)	(122)
Reductions based on tax positions related to prior years	(790)	—	—
Ending balance	$20,548	$18,237	$14,943

We had $20.5 million, $18.2 million and $14.9 million of unrecognized tax benefits at December 31, 2017, 2016 and 2015, respectively, which if recognized, would affect the effective tax rate (except for amounts that would be reflected in income (loss) from discontinued operations, net of tax). We also have recorded $4.3 million, $3.0 million and $3.0 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions (including discontinued operations) as of December 31, 2017, 2016 and 2015, respectively. To the extent interest and penalties are not assessed with respect to unrecognized tax benefits, amounts accrued will be reduced and reflected as reductions in income tax expense.

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

State income tax returns are generally subject to examination for a period of three to five years after filing the returns. However, the state impact of any U.S. federal audit adjustments and amendments remains subject to examination by various states for up to one year after formal notification to the states. As of December 31, 2017, we did not have any state audits underway that would have a material impact on our financial position or results of operations.

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

We believe it is reasonably possible that a decrease of up to approximately $9 million in unrecognized tax benefits may be necessary on or before December 31, 2018 due to the cash and non-cash settlement of audits and the expiration of statutes of limitations. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from these estimates.

Note 17. Related Party Transactions

Spin Agreements

In connection with the completion of the Spin-off, on November 3, 2015, we entered into several agreements with Archrock and certain subsidiaries of Archrock and, with respect to certain agreements, a subsidiary of Archrock Partners, that govern the Spin-off and the relationship among the parties following the Spin-off, including the following (collectively, the “Spin Agreements”):

•
The separation and distribution agreement contains the key provisions relating to the separation of our business from Archrock’s business and the distribution of our common stock to its stockholders. The separation and distribution agreement identifies the assets and rights that were transferred, liabilities that were assumed or retained and contracts and related matters that were assigned to us by Archrock or by us to Archrock in the Spin-off and describes how these transfers, assumptions and assignments occurred. Pursuant to the separation and distribution agreement, on November 3, 2015, we transferred net proceeds of $532.6 million from borrowings under the Credit Facility to Archrock to allow for its repayment of a portion of its indebtedness. In addition, the separation and distribution agreement contains certain noncompetition provisions addressing restrictions for three years after the Spin-off on our ability to provide compression contract operations and aftermarket services in the U.S. and on Archrock’s ability to provide compression contract operations and aftermarket services outside of the U.S. and to provide products for sale worldwide that compete with our product sales business, subject to certain exceptions. The separation and distribution agreement also governs the treatment of aspects relating to indemnification, insurance, confidentiality and cooperation. Additionally, the separation and distribution agreement specifies the right of a subsidiary of Archrock to receive payments from EESLP based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries and a $25.0 million cash payment from EESLP promptly following the occurrence of a qualified capital raise which was paid in the second quarter of 2017 after the issuance of the 2017 Notes. See Note 11 for details relating to the issuance of the 2017 Notes.

•
The tax matters agreement governs the respective rights, responsibilities and obligations of Archrock and us with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes.

•
The employee matters agreement governs the allocation of liabilities and responsibilities between Archrock and Exterran Corporation relating to employee compensation and benefit plans and programs, including the treatment of retirement, health and welfare plans and equity and other incentive plans and awards. The agreement contains provisions regarding stock-based compensation. See Note 19 for additional information relating to the Exterran Corporation Stock Incentive Plan.

•
The transition services agreement set forth the terms on which Archrock provided to us, and we provided to Archrock, on a temporary basis, certain services or functions that the companies shared prior to the Spin-off. During the year ended December 31, 2016, we recorded selling, general and administrative expense of $0.7 million and other income of $1.3 million associated with services under the transition services agreement. For the period from November 4, 2015 through December 31, 2015, we recorded selling, general and administrative expense of $0.2 million and other income of $0.2 million associated with services under the transition services agreement.

•
The supply agreement set forth the terms under which we provided manufactured equipment, including the design, engineering, manufacturing and sale of natural gas compression equipment, on an exclusive basis to Archrock and Archrock Partners. The supply agreement had a term of two years, subject to certain cancellation clauses, and was extendable for additional one year terms by mutual agreement of the parties, of which the parties chose not to extend the agreement. Pursuant to the supply agreement, each of Archrock and Archrock Partners was required to purchase their requirements of newly-manufactured compression equipment from us, subject to certain exceptions. Subsequent to November 3, 2015, sales to Archrock and Archrock Partners are considered sales to third parties.

Transactions with Affiliates

All intercompany transactions and accounts within these financial statements have been eliminated. All affiliate transactions occurring prior to the Spin-off between the international services and product sales businesses of Archrock and the other businesses of Archrock have been included in these financial statements. Prior to the Spin-off, sales of newly-manufactured compression equipment from the product sales business of EESLP to Archrock Partners were used in the U.S. services business of Archrock and were made pursuant to an omnibus agreement between the parties and other affiliates of both entities. Through November 3, 2015, per the omnibus agreement, revenue was determined by the cost to manufacture such equipment plus a fixed margin. During the year ended December 31, 2015, we recorded product sales revenue from affiliates of $154.3 million and cost of sales of $141.9 million from the sale of newly-manufactured compression equipment to Archrock Partners. Subsequent to November 3, 2015, sales to Archrock Partners are considered sales to third parties.

Prior to the closing of the Spin-off, EESLP also had a fleet of compression units used to provide compression services in the U.S. services business of Archrock. Revenue prior to the Spin-off was not recognized in our statements of operations for the sale of compressor units by us that were used by EESLP to provide compression services to customers of the U.S. services business of Archrock. The costs of these units were treated as a reduction of parent equity in the balance sheets and a distribution to parent in the statements of cash flows and totaled $32.3 million during the year ended December 31, 2015. Subsequent to November 3, 2015, sales to Archrock are considered sales to third parties.

Allocation of Expenses

For the periods prior to the Spin-off, the statements of operations also includes expense allocations for certain functions performed by Archrock which have not been historically allocated to its operating segments, including allocations of expenses related to executive oversight, accounting, treasury, tax, legal, human resources, procurement and information technology. Included in our selling, general and administrative expense during the year ended December 31, 2015 was $46.9 million of allocated corporate expenses incurred by Archrock prior to the Spin-off. These costs were allocated to us systematically based on specific department function and revenue. Management believes the assumptions underlying the financial statements, including the assumptions regarding allocating expenses from Archrock, are reasonable. Nevertheless, the financial statements may not be representative of all of the actual expenses that would have been incurred had we been a stand-alone public company during the periods presented and, consequently, may not reflect our combined results of operations, financial position and cash flows had we been a stand-alone public company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone public company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

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

Net Distributions to Parent

Parent equity, which included retained earnings prior to the Spin-off, represents Archrock’s interest in our recorded net assets. Prior to the Spin-off, all transactions between us and Archrock were presented in the accompanying statement of stockholders’ equity as net distributions to parent. As of November 3, 2015, parent equity was converted to common stock and additional paid-in capital. A reconciliation of net distributions to parent in the statement of stockholders’ equity to the corresponding amount presented in the statement of cash flows for the year ended December 31, 2015 is provided below (in thousands):

Year Ended December 31, 2015
Net distributions to parent per the statement of stockholders’ equity	$(57,635)
Stock-based compensation expenses prior to the Spin-off	(6,066)
Net transfers of property, plant and equipment from parent prior to the Spin-off	(7,627)
Transfer of net deferred tax liabilities from parent at Spin-off	29,203
Transfer of other net assets to parent at Spin-off	1,907
Net distributions to parent per the statement of cash flows	$(40,218)

Note 18. Stockholders’ Equity

The Exterran Corporation amended and restated certificate of incorporation authorizes 250.0 million shares of common stock and 50.0 million shares of preferred stock, each with a par value of $0.01 per share. To effect the Spin-off, on November 3, 2015, Archrock distributed 34,286,267 shares of our common stock to its shareholders. Archrock shareholders received one share of Exterran Corporation common stock for every two shares of Archrock common stock held at the close of business on the Record Date. Additionally, certain of Archrock’s common stock awards that were outstanding prior to the Spin-off were converted to Exterran Corporation’s common stock awards on November 3, 2015. The conversion of Archrock restricted stock into Exterran Corporation restricted stock resulted in the issuance of 505,512 shares of our common stock. See Note 19 for further discussion regarding stock-based compensation.

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

The following table presents the changes in accumulated other comprehensive income, net of tax, during the years ended December 31, 2015, 2016 and 2017 (in thousands):

Foreign Currency Translation Adjustment
Accumulated other comprehensive income, January 1, 2015	$26,745
Income recognized in other comprehensive income (loss)	2,453
Accumulated other comprehensive income, December 31, 2015	29,198
Income recognized in other comprehensive income (loss)	3,151
Loss reclassified from accumulated other comprehensive income (1)	15,159
Accumulated other comprehensive income, December 31, 2016	47,508
Loss recognized in other comprehensive income (loss)	(1,801)
Accumulated other comprehensive income, December 31, 2017	$45,707

(1)
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

Note 19. Stock-Based Compensation and Awards

2015 Stock Incentive Plan

On October 30, 2015, our compensation committee and board of directors each approved the Exterran Corporation 2015 Stock Incentive Plan (the “2015 Plan”) to provide for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and dividend equivalents rights to employees, directors and consultants of Exterran Corporation. The 2015 Plan became effective on November 1, 2015. The 2015 Plan also governs awards granted under the Archrock, Inc. 2013 Stock Incentive Plan and the Archrock, Inc. 2007 Amended and Restated Stock Incentive Plan which were adjusted into awards denominated in our common stock in accordance with the terms of the employee matters agreement and/or actions taken by our board of directors or Archrock’s board of directors.

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

•
2015 Awards. Each Archrock stock option, restricted stock award, restricted stock unit award and performance unit award that was (i) granted in calendar year 2015 and (ii) held by an individual who became our employee or was engaged by us following the Spin-off were converted solely into an Exterran Corporation award. Archrock did not grant any stock options in the calendar year 2015 prior to the Spin-off.

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

Stock-based compensation expense prior to the Spin-off only related to employees directly involved in our operations, and therefore, excluded stock-based compensation expense related to Archrock employees that supported both the international services and product sales businesses and the other businesses Archrock retained after the Spin-off. Stock-based compensation expense subsequent to the Spin-off relates to employees, directors and consultants of Exterran Corporation, and as discussed above, such awards may consist of awards for either our common stock or Archrock’s common stock. Effective on January 1, 2017, we account for forfeitures as they occur rather than applying an estimated forfeiture rate. The following table presents the stock-based compensation expense included in our results of operations (in thousands):

	Years Ended December 31,
	2017	2016	2015
Stock options	$21	$115	$348
Restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units	14,685	13,188	7,871
Restructuring and other charges—stock-based compensation expense	662	1,333	143
Total stock-based compensation expense	$15,368	$14,636	$8,362

Stock Options

Stock options are granted at fair market value at the grant date, are exercisable according to the vesting schedule established and generally expire no later than seven years after the grant date. Stock options generally vest one-third per year on each of the first three anniversaries of the grant date. There were no stock options granted during the years ended December 31, 2017, 2016 and 2015.

The table below presents the changes in stock option awards for our common stock during the year ended December 31, 2017.

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2017	296	$17.44
Granted	—	—
Exercised	(69)	16.41
Cancelled	(17)	44.23
Options outstanding, December 31, 2017	210	15.61	1.5	$3,369
Options exercisable, December 31, 2017	210	15.61	1.5	3,369

Intrinsic value is the difference between the market value of our common stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised to purchase our common stock during the year ended December 31, 2017 was $0.8 million.

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

The table below presents the changes in restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units for our common stock during the year ended December 31, 2017. Non-vested awards granted prior to November 3, 2015 relate to Archrock’s and our employees, directors and consultants. Awards granted subsequent to November 3, 2015 only relate to our employees, directors and consultants.

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2017	1,292	$17.68
Granted	654	29.90
Vested	(697)	20.38
Change in expected vesting of performance units	102	30.87
Cancelled	(186)	18.63
Non-vested awards, December 31, 2017 (1)	1,165	23.93

(1)	Non-vested awards as of December 31, 2017 are comprised of 3,000 cash settled restricted stock units and 1,162,000 restricted shares, restricted stock units and performance units.

As of December 31, 2017, we estimate $16.7 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units issued to our employees to be recognized over the weighted-average vesting period of 1.8 years.

Directors’ Stock and Deferral Plan

On October 30, 2015, our compensation committee and board of directors each approved the Exterran Corporation 2015 Directors’ Stock and Deferral Plan (the “Director Plan”). Under the Director Plan, which became effective on October 30, 2015, members of our board of directors may elect, on an annual basis, to receive 25%, 50%, 75% or 100% of their retainer and meeting fees (the “Retainer Fees”) in shares of our common stock in lieu of cash. The number of shares of our common stock issued to each director who elects to have a portion of their Retainer Fees paid in shares in lieu of cash is determined by dividing the applicable dollar amount of such portion by the closing sales price per share of our common stock on the last trading day of the quarter. Any portion of the Retainer Fees paid in cash will be paid to the director following the close of the calendar quarter for which such Retainer Fees were earned. Under the Director Plan, members of the board of directors who elect to receive the Retainer Fees in the form of shares may also elect to defer the receipt of the Retainer Fees until a later date. The maximum aggregate number of shares of our common stock that may be issued under the Director Plan is 125,000 shares, of which 95,184 shares were available to be issued under the plan as of December 31, 2017. The board of directors will administer the Director Plan and has the authority to make certain equitable adjustments under the Director Plan in the event of certain corporate transactions.

Note 20. Net Income (Loss) Per Common Share

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

The following table presents a reconciliation of basic and diluted net income (loss) per common share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share data):

	Years Ended December 31,
	2017	2016	2015
Numerator for basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$(5,856)	$(171,766)	$21,925
Income (loss) from discontinued operations, net of tax	39,736	(56,171)	4,723
Less: Net income attributable to participating securities	—	—	(115)
Net income (loss) — used in basic and diluted net income (loss) per common share	$33,880	$(227,937)	$26,533

Weighted average common shares outstanding including participating securities	35,961	35,489	34,437
Less: Weighted average participating securities outstanding	(1,002)	(921)	(149)
Weighted average common shares outstanding — used in basic net income (loss) per common share	34,959	34,568	34,288
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	*	16
Weighted average common shares outstanding — used in diluted net income (loss) per common share	34,959	34,568	34,304

Net income (loss) per common share:
Basic	$0.97	$(6.59)	$0.78
Diluted	$0.97	$(6.59)	$0.78

*	Excluded from diluted net income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income (loss) per common share as their inclusion would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	43	225	62
On exercise of options and vesting of restricted stock units	81	50	—
Net dilutive potential common shares issuable	124	275	62

Note 21. Retirement Benefit Plan

Our 401(k) retirement plan provides for optional employee contributions for certain employees who are U.S. citizens up to the Internal Revenue Service limit and discretionary employer matching contributions. During the years ended December 31, 2017, 2016 and 2015, we made discretionary matching contributions to each participant’s account at a rate of (i) 100% of each participant’s first 1% of contributions plus (ii) 50% of each participant’s contributions up to the next 5% of eligible compensation. For the periods prior to the Spin-off, we allocated costs incurred by Archrock for employer matching contributions. Costs incurred for employer matching contributions of $2.4 million, $2.4 million and $3.6 million during the years ended December 31, 2017, 2016 and 2015, respectively, are presented as selling, general and administrative expense in our statements of operations.

Note 22. Commitments and Contingencies

Rent expense relating to facilities and other operating leases for 2017, 2016 and 2015 was approximately $9.3 million, $9.9 million and $13.1 million, respectively. Commitments for future minimum rental payments with terms in excess of one year as of December 31, 2017 are as follows (in thousands):

December 31, 2017
2018	$4,759
2019	2,565
2020	2,063
2021	1,895
2022	1,890
Thereafter	10,680
Total	$23,852

Guarantees

We have issued the following guarantees that are not recorded in our accompanying balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payment as of December 31, 2017
Performance guarantees through letters of credit (1)	2018-2021	$62,280
Standby letters of credit	2018	720
Bid bonds and performance bonds (1)	2018-2027	87,536
Maximum potential undiscounted payments		$150,536

(1)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.

Contingencies

See Note 3 and Note 9 for a discussion of our gain contingencies related to assets that were expropriated in Venezuela.

Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries until Archrock’s subsidiary has received an aggregate amount of such payments up to the lesser of (i) $125.8 million, plus the aggregate amount of all reimbursable expenses incurred by Archrock and its subsidiaries in connection with recovering any PDVSA Gas default installment payments following the completion of the Spin-off or (ii) $150.0 million. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. Pursuant to the separation and distribution agreement, we transferred cash of $19.7 million and $49.2 million to Archrock during the years ended December 31, 2017 and 2016, respectively. The transfers of cash were recognized as reductions to additional paid-in capital in our financial statements. As of December 31, 2017, the remaining principal amount due to us from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets was approximately $21 million. In subsequent periods, the recognition of a liability, if applicable, resulting from this contingency to Archrock is expected to impact equity, and as such, is not expected to have an impact on our statements of operations.

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of December 31, 2017 and 2016, we had accrued $2.8 million and $3.1 million, respectively, for the outcomes of non-income-based tax audits and had related indemnification receivables from Archrock of $1.5 million and $1.7 million, respectively. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income-based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

Contemporaneously with filing the Form 8-K on April 26, 2016, we self-reported the errors and possible irregularities at Belleli EPC to the SEC. Since then, we have been cooperating with the SEC in its investigation of this matter, which has included responding to a subpoena for documents related to the restatement and of our compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”), which were also provided to the Department of Justice at its request. The SEC staff has notified us that they have concluded their investigation concerning our compliance with the FCPA and that they do not intend to recommend an enforcement action concerning our compliance with the FCPA. The DOJ has similarly informed us that it does not intend to proceed with any further investigation or enforcement. The SEC’s investigation related to the circumstances giving rise to the restatement is continuing, and we are presently unable to predict the duration, scope or results or whether the SEC will commence any legal action.

Indemnifications

In conjunction with, and effective as of the completion of, the Spin-off, we entered into the separation and distribution agreement with Archrock, which governs, among other things, the treatment between Archrock and us relating to certain aspects of indemnification, insurance, confidentiality and cooperation. Generally, the separation and distribution agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of Archrock’s business with Archrock. Pursuant to the agreement, we and Archrock will generally release the other party from all claims arising prior to the Spin-off that relate to the other party’s business, subject to certain exceptions. Additionally, in conjunction with, and effective as of the completion of, the Spin-off, we entered into the tax matters agreement with Archrock. Under the tax matters agreement and subject to certain exceptions, we are generally liable for, and indemnify Archrock against, taxes attributable to our business, and Archrock is generally liable for, and indemnify us against, all taxes attributable to its business. We are generally liable for, and indemnify Archrock against, 50% of certain taxes that are not clearly attributable to our business or Archrock’s business. Any payment made by us to Archrock, or by Archrock to us, is treated by all parties for tax purposes as a nontaxable distribution or capital contribution, respectively, made immediately prior to the Spin-off.

Note 23. Reportable Segments and Geographic Information

We manage our business segments primarily based upon the type of product or service provided. We have three reportable segments: contract operations, aftermarket services and product sales. In our contract operations segment, we own and operate natural gas compression equipment and crude oil and natural gas production and processing equipment on behalf of our customers outside of the U.S. In our aftermarket services segment, we sell parts and components and provide operations, maintenance, overhaul, upgrade, commissioning and reconfiguration services to customers outside of the U.S. who own their own compression, production, processing, treating and related equipment. In our product sales segment, we design, engineer, manufacture, install and sell natural gas compression packages as well as equipment used in the production, treating and processing of crude oil and natural gas to our customers throughout the world and for use in our contract operations business line.

We evaluate the performance of our segments based on gross margin for each segment. Revenue includes sales to external customers and affiliates. We do not include intersegment sales when we evaluate our segments’ performance.

During the years ended December 31, 2017 and 2015, Archrock and its affiliates accounted for approximately 12% and 11% of our total revenue, respectively. During the year ended December 31, 2016, Petroleo Brasileiro S.A. accounted for approximately 10% of our total revenue. No other customer accounted for more than 10% of our total revenue in 2017, 2016 and 2015. See Note 17 for further discussion on transactions with affiliates.

The following table presents revenue and other financial information by reportable segment for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Contract Operations	Aftermarket Services	Product Sales (1)	Reportable Segments Total	Other (2)	Total (3)
2017:
Revenue	$375,269	$107,063	$732,962	$1,215,294	$—	$1,215,294
Gross margin (4)	241,889	28,842	76,409	347,140	—	347,140
Total assets	783,340	22,882	139,454	945,676	487,680	1,433,356
Capital expenditures	123,842	339	2,712	126,893	4,780	131,673

2016:
Revenue	$392,463	$120,550	$392,384	$905,397	$—	$905,397
Gross margin (4)	248,793	33,208	26,990	308,991	—	308,991
Total assets	745,752	28,421	169,525	943,698	381,266	1,324,964
Capital expenditures	69,946	332	1,371	71,649	2,021	73,670

2015:
Revenue	$469,900	$127,802	$1,089,562	$1,687,264	$—	$1,687,264
Gross margin (4)	297,509	36,569	163,825	497,903	—	497,903
Total assets	790,957	31,614	242,873	1,065,444	565,122	1,630,566
Capital expenditures	138,171	709	5,313	144,193	11,151	155,344

(1)
Includes assets and capital expenditures previously associated with the manufacture of products for our Belleli EPC business that have been repurposed to manufacture product sales equipment related to our ongoing operations. See Note 3 for further discussion related to our Belleli EPC business.

(2)	Includes corporate related items.

(3)	Totals exclude assets, capital expenditures and the operating results of discontinued operations.

(4)	Gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense).

The following table presents assets from reportable segments reconciled to total assets as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Assets from reportable segments	$945,676	$943,698
Other assets (1)	487,680	381,266
Assets associated with discontinued operations	27,451	49,814
Total assets	$1,460,807	$1,374,778

(1)	Includes corporate related items.

The following tables present geographic data as of and for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenue:
U.S.	$648,290	$335,268	$858,409
Argentina	156,340	151,374	172,004
Brazil	98,419	85,831	68,578
Mexico	75,388	90,876	125,972
Other international	236,857	242,048	462,301
Total	$1,215,294	$905,397	$1,687,264

	December 31,
	2017	2016	2015
Property, plant and equipment, net:
U.S.	$76,562	$84,669	$90,976
Argentina	219,840	222,548	239,226
Brazil	138,835	157,139	128,032
Mexico	148,405	167,279	198,641
Oman	110,115	23,560	14,796
Other international	128,522	135,727	175,306
Total	$822,279	$790,922	$846,977

The following table reconciles income (loss) before income taxes to total gross margin (in thousands):

	Years Ended December 31,
	2017	2016	2015
Income (loss) before income taxes	$16,839	$(47,524)	$61,363
Selling, general and administrative	176,318	157,485	210,483
Depreciation and amortization	107,824	132,886	146,318
Long-lived asset impairment	5,700	14,495	20,788
Restatement related charges	3,419	18,879	—
Restructuring and other charges	3,189	22,038	31,315
Interest expense	34,826	34,181	7,272
Equity in income of non-consolidated affiliates	—	(10,403)	(15,152)
Other (income) expense, net	(975)	(13,046)	35,516
Total gross margin	$347,140	$308,991	$497,903

Note 24. Selected Quarterly Financial Data (Unaudited)

In management’s opinion, the summarized quarterly financial data below (in thousands, except per share amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our financial position and results of operations for the respective periods.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2017:
Revenue	$245,425	$317,701	$314,479	$337,689
Gross profit (1)	56,537	63,289	62,962	61,621
Income (loss) from continuing operations	(12,323)	3,170	1,214	2,083
Income from discontinued operations, net of tax	32,644	374	2,139	4,579
Net income	20,321	3,544	3,353	6,662
Net income per common share:
Basic	$0.57	$0.10	$0.09	$0.18
Diluted	0.56	0.10	0.09	0.18

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2016:
Revenue	$276,667	$228,689	$199,418	$200,623
Gross profit (1)	38,740	55,255	45,017	34,436
Loss from continuing operations	(18,018)	(103,305)	(29,819)	(20,624)
Income (loss) from discontinued operations, net of tax	(74,939)	7,759	17,159	(6,150)
Net loss	(92,957)	(95,546)	(12,660)	(26,774)
Net loss per common share:
Basic	$(2.70)	$(2.76)	$(0.37)	$(0.77)
Diluted	(2.70)	(2.76)	(0.37)	(0.77)

(1)	Gross profit is defined as revenue less cost of sales, direct depreciation and amortization expense and direct long-lived asset impairment charges.

Additional Notes:

•
In the fourth quarter of 2017, we substantially exited our Belleli EPC business and, in accordance with GAAP, it is reflected as discontinued operations in our financial statements for all periods presented (see Note 3).

•
In conjunction with the planned disposition of Belleli CPE, we recorded impairments of long-lived assets and current assets that totaled $61.6 million and $7.1 million during the first quarter and second quarter of 2016, respectively. We completed the sale of Belleli CPE in August 2016 for cash proceeds of $5.5 million. Belleli CPE is reflected as discontinued operations in our financial statements for all periods presented (see Note 3).

•
Due to significant negative evidence of cumulative losses in the U.S., we are no longer able to support that it is more-likely-than-not that we will have sufficient taxable income of the appropriate character in the future that will allow us to realize our U.S. deferred tax assets. As a result, we recorded a full valuation allowance against our U.S. deferred tax assets resulting in additional charges of $88.0 million, $13.6 million and $18.2 million during the second quarter, third quarter and fourth quarter of 2016, respectively (see Note 16).

•
During the second quarter, third quarter and fourth quarter of 2016, we incurred costs of $7.9 million, $12.3 million and $9.9 million, respectively, associated with the restatement of our financial statements and related SEC investigation, of which $11.2 million of cash was recovered from Archrock in the fourth quarter of 2016 pursuant to the separation and distribution agreement. During the first quarter, second quarter, third quarter and fourth quarter of 2017, we incurred costs of $2.2 million, $1.6 million, $2.0 million and $0.4 million, respectively, associated with an ongoing SEC investigation and remediation activities related to the restatement, of which $2.8 million was recovered from Archrock in the second quarter of 2017 (see Note 14).

EXTERRAN CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheets
December 31, 2017	$5,383	$863		$858	(1)	$5,388
December 31, 2016	2,868	2,972		457	(1)	5,383
December 31, 2015	2,133	3,292		2,557	(1)	2,868
Allowance for obsolete and slow moving inventory deducted from inventories in the balance sheets
December 31, 2017	$12,877	$1,276		$3,802	(2)	$10,351
December 31, 2016	14,486	756		2,365	(2)	12,877
December 31, 2015	8,660	15,590		9,764	(2)	14,486
Allowance for deferred tax assets not expected to be realized
December 31, 2017	$276,230	$4,343		$58,524	(4)	$222,049
December 31, 2016	142,960	144,852		11,582	(4)	276,230
December 31, 2015	98,607	79,394	(3)	35,041	(4)	142,960

(1)	Uncollectible accounts written off.

(2)	Obsolete inventory written off at cost, net of value received.

(3)	Includes $45.0 million in allowance against foreign tax credits transferred from Archrock pursuant to the Spin-off.

(4)
Reflects expected realization of deferred tax assets and amounts credited to other accounts for stock-based compensation excess tax benefits, expiring net operating losses, changes in tax rates and changes in currency exchange rates.

S-1