Form 10-Q
period 2018-03-31
Exterran Corp
filed 2018-05-03
CIK 1635881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018
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

Number of shares of the common stock of the registrant outstanding as of April 26, 2018: 36,133,845 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS

Current assets:
Cash and cash equivalents	$17,336	$49,145
Restricted cash	546	546
Accounts receivable, net of allowance of $5,580 and $5,388, respectively	237,211	266,052
Inventory, net (Note 4)	141,219	107,909
Costs and estimated earnings in excess of billings on uncompleted contracts	—	40,695
Contract assets (Note 2)	78,941	—
Other current assets	33,058	38,707
Current assets held for sale (Note 6)	16,604	15,761
Current assets associated with discontinued operations (Note 3)	17,781	23,751
Total current assets	542,696	542,566
Property, plant and equipment, net (Note 5)	837,528	822,279
Deferred income taxes	13,175	10,550
Intangible and other assets, net	98,118	76,980
Long-term assets held for sale (Note 6)	4,422	4,732
Long-term assets associated with discontinued operations (Note 3)	3,648	3,700
Total assets	$1,499,587	$1,460,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$177,718	$148,744
Accrued liabilities	108,632	114,336
Deferred revenue	—	23,902
Billings on uncompleted contracts in excess of costs and estimated earnings	—	89,565
Contract liabilities (Note 2)	107,447	—
Current liabilities associated with discontinued operations (Note 3)	21,511	31,971
Total current liabilities	415,308	408,518
Long-term debt (Note 8)	386,580	368,472
Deferred income taxes	8,928	9,746
Long-term deferred revenue	—	92,485
Long-term contract liabilities (Note 2)	87,596	—
Other long-term liabilities	42,965	20,272
Long-term liabilities associated with discontinued operations (Note 3)	6,759	6,528
Total liabilities	948,136	906,021
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 36,729,867 and 36,193,930 shares issued, respectively	367	362
Additional paid-in capital	743,191	739,164
Accumulated deficit	(228,194)	(223,510)
Treasury stock — 586,972 and 453,178 common shares, at cost, respectively	(10,377)	(6,937)
Accumulated other comprehensive income	46,464	45,707
Total stockholders’ equity	551,451	554,786
Total liabilities and stockholders’ equity	$1,499,587	$1,460,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues (Note 2):
Contract operations	$96,493	$92,045
Aftermarket services	26,371	22,524
Product sales	227,519	130,856
	350,383	245,425
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	35,385	30,798
Aftermarket services	18,897	16,612
Product sales	200,336	119,537
Selling, general and administrative	44,242	44,411
Depreciation and amortization	31,029	24,752
Long-lived asset impairment (Note 10)	1,804	—
Restatement related charges (Note 11)	621	2,172
Restructuring and other charges (Note 12)	—	2,308
Interest expense	7,219	7,087
Other (income) expense, net	1,420	(1,819)
	340,953	245,858
Income (loss) before income taxes	9,430	(433)
Provision for income taxes (Note 13)	5,492	11,890
Income (loss) from continuing operations	3,938	(12,323)
Income from discontinued operations, net of tax (Note 3)	1,399	32,644
Net income	$5,337	$20,321

Basic net income per common share (Note 15):
Income (loss) from continuing operations per common share	$0.11	$(0.35)
Income from discontinued operations per common share	0.04	0.93
Net income per common share	$0.15	$0.58

Diluted net income per common share (Note 15):
Income (loss) from continuing operations per common share	$0.11	$(0.35)
Income from discontinued operations per common share	0.04	0.93
Net income per common share	$0.15	$0.58

Weighted average common shares outstanding used in net income per common share (Note 15):
Basic	35,301	34,850
Diluted	35,373	34,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$5,337	$20,321
Other comprehensive income:
Foreign currency translation adjustment	757	1,643
Comprehensive income	$6,094	$21,964

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2018	$362	$739,164	$(223,510)	$(6,937)	$45,707	$554,786
Cumulative-effect adjustment from adoption of ASC Topic 606 (Note 1)			(10,021)			(10,021)
Net income			5,337			5,337
Options exercised		428				428
Foreign currency translation adjustment					757	757
Treasury stock purchased				(3,440)		(3,440)
Stock-based compensation, net of forfeitures	5	3,599				3,604
Balance, March 31, 2018	$367	$743,191	$(228,194)	$(10,377)	$46,464	$551,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$5,337	$20,321
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31,029	24,752
Long-lived asset impairment	1,804	—
Amortization of deferred financing costs	670	1,131
Income from discontinued operations, net of tax	(1,399)	(32,644)
Provision for doubtful accounts	215	486
Gain on sale of property, plant and equipment	(227)	(34)
(Gain) loss on remeasurement of intercompany balances	630	(1,462)
Loss on sale of business	—	111
Stock-based compensation expense	3,604	5,303
Deferred income tax benefit	(1,706)	(48)
Changes in assets and liabilities:
Accounts receivable and notes	20,815	(42,923)
Inventory	(34,292)	(6,140)
Costs and estimated earnings versus billings on uncompleted contracts	—	52,131
Contract assets	(31,397)	—
Other current assets	7,939	1,920
Accounts payable and other liabilities	6,469	6,912
Deferred revenue	—	633
Contract liabilities	(6,429)	—
Other	564	(1,094)
Net cash provided by continuing operations	3,626	29,355
Net cash provided by (used in) discontinued operations	(2,849)	5,511
Net cash provided by operating activities	777	34,866

Cash flows from investing activities:
Capital expenditures	(49,219)	(20,590)
Proceeds from sale of property, plant and equipment	2,260	2,584
Proceeds from sale of business	—	894
Net cash used in continuing operations	(46,959)	(17,112)
Net cash provided by discontinued operations	66	19,150
Net cash provided by (used in) investing activities	(46,893)	2,038

Cash flows from financing activities:
Proceeds from borrowings of debt	66,500	60,500
Repayments of debt	(48,563)	(93,063)
Cash transfer to Archrock, Inc. (Note 16)	—	(19,720)
Payment for debt issuance costs	(47)	—
Proceeds from stock options exercised	428	684
Purchases of treasury stock	(3,440)	(3,024)
Net cash provided by (used in) financing activities	14,878	(54,623)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(571)	55
Net decrease in cash, cash equivalents and restricted cash	(31,809)	(17,664)
Cash, cash equivalents and restricted cash at beginning of period	49,691	36,349
Cash, cash equivalents and restricted cash at end of period	$17,882	$18,685

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Exterran Corporation included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments of a normal recurring nature that are necessary to fairly present our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2017. That report contains a comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year. Certain reclassifications resulting from the adoption of ASU 2016-18, Restricted Cash have been made to the statement of cash flows for the prior year period to conform to the current year presentation.

We refer to the condensed consolidated financial statements collectively as “financial statements,” and individually as “balance sheets,” “statements of operations,” “statements of comprehensive income,” “statements of stockholders’ equity” and “statements of cash flows” herein.

Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our financial statements.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The update outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On January 1, 2018, we adopted this update using the modified retrospective approach to all contracts that were not completed as of January 1, 2018. As a result of this adoption, we recorded a net increase to the accumulated deficit of $10.0 million as of January 1, 2018 and an increase of $0.9 million in revenue for the three months ended March 31, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 2 for the required disclosures related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition.

As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to the balance sheet as of January 1, 2018 (in thousands):

	Impact of Changes in Accounting Policies
	December 31, 2017	Adjustments	January 1, 2018
ASSETS

Current assets:
Cash and cash equivalents	$49,145	$—	$49,145
Restricted cash	546	—	546
Accounts receivable, net of allowance	266,052	(4,801)	261,251
Inventory, net	107,909	(124)	107,785
Costs and estimated earnings in excess of billings on uncompleted contracts	40,695	(40,695)	—
Contract assets	—	50,824	50,824
Other current assets	38,707	(179)	38,528
Current assets held for sale	15,761	—	15,761
Current assets associated with discontinued operations	23,751	—	23,751
Total current assets	542,566	5,025	547,591
Property, plant and equipment, net	822,279	(2,029)	820,250
Deferred income taxes	10,550	404	10,954
Intangible and other assets, net	76,980	18,273	95,253
Long-term assets held for sale	4,732	—	4,732
Long-term assets associated with discontinued operations	3,700	—	3,700
Total assets	$1,460,807	$21,673	$1,482,480

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$148,744	$—	$148,744
Accrued liabilities	114,336	16,044	130,380
Deferred revenue	23,902	(23,902)	—
Billings on uncompleted contracts in excess of costs and estimated earnings	89,565	(89,565)	—
Contract liabilities	—	112,244	112,244
Current liabilities associated with discontinued operations	31,971	—	31,971
Total current liabilities	408,518	14,821	423,339
Long-term debt	368,472	—	368,472
Deferred income taxes	9,746	(1,908)	7,838
Long-term deferred revenue	92,485	(92,485)	—
Long-term contract liabilities	—	89,004	89,004
Other long-term liabilities	20,272	22,262	42,534
Long-term liabilities associated with discontinued operations	6,528	—	6,528
Total liabilities	906,021	31,694	937,715

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	362	—	362
Additional paid-in capital	739,164	—	739,164
Accumulated deficit	(223,510)	(10,021)	(233,531)
Treasury stock	(6,937)	—	(6,937)
Accumulated other comprehensive income	45,707	—	45,707
Total stockholders’ equity	554,786	(10,021)	544,765
Total liabilities and stockholders’ equity	$1,460,807	$21,673	$1,482,480

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. On January 1, 2018, we adopted this update. The adoption of this update did not have an impact on our statements of cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The update requires a reporting entity to recognize the tax expense from intra-entity asset transfers of assets other than inventory in the selling entity’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buying entity’s jurisdiction would also be recognized at the time of the transfer. On January 1, 2018, we adopted this update using a modified retrospective approach. The impact of this adoption was immaterial to our financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. On January 1, 2018, we adopted this update retrospectively. As a result of this adoption, $0.7 million of restricted cash has been included in the cash and cash equivalent balances in the statement of cash flows for the prior year period. At December 31, 2017, the $49.7 million of cash, cash equivalents and restricted cash on our statement of cash flows is composed of $49.1 million of cash and cash equivalents and $0.5 million of restricted cash. At March 31, 2018, the $17.9 million of cash, cash equivalents and restricted cash on our statement of cash flows is composed of $17.3 million of cash and cash equivalents and $0.5 million of restricted cash. The impact of this adoption was immaterial to our financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718). This update provides guidance that clarifies that changes to the terms or conditions of a share-based payment award should be accounted for as modifications. This update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period, using a prospective method to an award modified on or after the adoption date. On January 1, 2018, we adopted this update using a prospective approach. The impact of this adoption was immaterial to our financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassifications of Certain Tax Effects from Accumulated Other Comprehensive Income. This update provides an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate is recorded resulting from the Tax Cut and Job Act tax legislation enacted on December 22, 2017. This update will be effective for reporting periods beginning after December 15, 2018, including interim periods within the reporting period, using a retrospective transition method to each period presented, with early adoption permitted. We are currently evaluating the potential impact of the update on our financial statements.

Note 2 - Revenue

On January 1, 2018, we adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of the date of adoption. For contracts that were modified before the effective date, we reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with a Topic 606 practical expedient. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded a net increase to accumulated deficit of $10.0 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606. Revenues for the three months ended March 31, 2018 increased by $0.9 million as a result of adopting Topic 606.

Disaggregation of Revenue

The following tables present disaggregated revenue by products and services lines and by geographical regions for the three months ended March 31, 2018 (in thousands):

Products and Services	Revenue
Contract Operations:
Contract operations services (1)	$96,493

Aftermarket Services:
Operation and maintenance services (1)	$13,875
Part sales (2)	9,133
Other services (1)	3,363
Total aftermarket services	$26,371

Product Sales:
Compression equipment (1)	$131,559
Processing and treating equipment (1)	86,115
Production equipment (2)	7,998
Other product sales (1) (2)	1,847
Total product sales revenues	$227,519

Total revenues	$350,383

(1)	Revenue recognized over time.

(2)	Revenue recognized at a point in time.

Geographical Regions	Revenue
North America	$231,848
Latin America	67,951
Middle East and Africa	26,125
Asia Pacific	24,459
Total revenues	$350,383

The North America region is primarily comprised of our operations in Mexico and the U.S. The Latin America region is primarily comprised of our operations in Argentina, Bolivia and Brazil. The Middle East and Africa region is primarily comprised of our operations in Bahrain, Oman, Nigeria and the United Arab Emirates. The Asia Pacific region is primarily comprised of our operations in China, Indonesia, Thailand and Singapore.

Revenue is recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. The following is a description of principal activities from which we generate revenue.

Contract Operations Segment

In our contract operations segment, we provide compression or processing and treating services through operating our natural gas compression equipment and crude oil and natural gas production and process equipment on behalf of our customers. Our services include the provision of personnel, equipment, tools, materials and supplies to meet our customers’ natural gas compression or oil and natural gas production and processing service needs. Activities we may perform in meeting our customers’ needs include engineering, designing, sourcing, constructing, installing, operating, servicing, repairing, maintaining and demobilizing equipment owned by us necessary to provide these services. Contract operation services represent a series of distinct monthly services that are substantially the same, with the same pattern of transfer to the customer. Because our customers benefit equally throughout the service period and our efforts in providing contract operation services are incurred relatively evenly over the period of performance, revenue is recognized over time using a time based measure as we provide our services to the customer. Our contracts generally require customers to pay a monthly service fee, which may contain variable consideration such as production or volume based fees, guaranteed run rates, performance bonuses or penalties, liquidated damages and standby fees. Variable considerations included in our contracts are typically resolved on a monthly basis, and as such, variable considerations included in our contracts are generally allocated to each distinct month in the series within the contract. In addition, our contracts may include billings prior to or after the performance of our contract operation services that are recognized as revenue on a straight-line basis over the contract term as we perform our services and the customer receives and consumes the benefits of the services we provide.

We generally enter into contracts with our contract operations customers with initial terms ranging between three to five years, and in some cases, in excess of 10 years. In many instances, we are able to renew those contracts prior to the expiration of the initial term and in other instances, we may sell the underlying assets to our customers pursuant to purchase options or negotiated sale. As of March 31, 2018, we had contract operation services contracts with unsatisfied performance obligations extending through the year 2028. The total aggregate transaction price allocated to the unsatisfied performance obligations as of March 31, 2018 was approximately $1.2 billion, of which approximately $211 million is expected to be recognized during the remainder of 2018 and approximately $242 million is expected to be recognized in 2019. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past.

Aftermarket Services Segment

In our aftermarket services business, we sell parts and components and provide operations, maintenance, overhaul, upgrade, commissioning and reconfiguration services to customers who own their own compression, production, processing, treating and related equipment. Our services range from routine maintenance services and parts sales to the full operation and maintenance of customer-owned equipment.

Operations and maintenance services: Operation and maintenance services include personnel to run the equipment and monitor the outputs of the equipment, along with performing preventative or scheduled maintenance on customer-owned equipment. Operation and maintenance services represent a series of distinct monthly services that are substantially the same, with the same pattern of transfer to the customer. Because our customers benefit equally throughout the service period and our efforts in providing operation and maintenance services are incurred relatively evenly over the period of performance, revenue is recognized over time using a time based measure as we provide our services to the customer. Our contracts generally require customers to pay a monthly service fee, which may contain variable consideration such as production or volume based fees and performance bonuses or penalties. Variable considerations included in our contracts are typically resolved on a monthly basis, and as such, variable considerations included in our contracts are generally allocated to each distinct month in the series within the contract. We generally enter into contracts with our operation and maintenance customers with initial terms ranging between two to four years, and in some cases, in excess of six years. In many instances, we are able to renew those contracts prior to the expiration of the initial term.

Parts sales: We offer our customers a full range of parts needed for the maintenance, repair and overhaul of oil and natural gas equipment, including natural gas compressors, industrial engines and production and processing equipment. We recognize revenue for parts sales at a point in time following the transfer of control of such parts to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract. Our contracts require customers to pay a fixed fee upon shipment or delivery of the parts.

Other services: Within our aftermarket services segment we also provide a wide variety of other services such as overhaul, commissioning, upgrade and reconfiguration services on customer-owned equipment. Overhaul services provided to customers are intended to return the major components to a “like new” condition without significantly modifying the applications for which the units were designed. Commissioning services that we provide to our customers generally include supervision and the introduction of fluids or gases into the systems to test vibrations, pressures and temperatures to ensure that customer-owned equipment is operating properly and is ready for start-up. Upgrade and reconfiguration services modify the operating parameters of customer-owned equipment such that the equipment can be used in applications for which it previously was not suited. Generally, the wide array of other services provided within the aftermarket services segment are expected to be completed within a six month period. Individually these services are generally distinct within the context of the contract and are not highly interdependent or interrelated with other service offerings. We recognize revenue from these services over time based on the proportion of labor hours expended to the total labor hours expected to complete the contract performance obligation. Our contracts generally require customers to pay a service fee that is either fixed or on a time and materials basis, which may include progress billings based on the scope of work.

Our aftermarket services contracts are subject to cancellation or modification at the election of the customer.

Product Sales Segment

In our product sales segment, we design, engineer, manufacture, install and sell natural gas compression packages as well as equipment used in the production, treating and processing of crude oil and natural gas primarily to major and independent oil and natural gas producers as well as national oil and natural gas companies in the countries where we operate.

Compression equipment: We design, engineer, manufacture and sell skid-mounted natural gas compression equipment to meet standard or unique customer specifications. We recognize revenue from the sale of compression equipment over time based on the proportion of labor hours expended to the total labor hours expected to complete the contract performance obligation. Compression equipment manufactured for our customers are specifically designed and engineered to our customers’ specification and do not have an alternative use to us. Our contracts include a fixed fee and require our customers to make progress payments based on completion of contractual milestones during the life cycle of the manufacturing process. Our contracts provide us with an enforceable right to payment for work performed to date. Components of variable considerations exist in certain of our contracts and may include unpriced change orders, liquidated damages and performance bonuses or penalties. Typically, we expect the manufacturing of our compressor equipment to be completed within a three to 12 month period.

Processing and treating equipment: Processing and treating equipment sold to our customers consists of custom-engineered processing and treating plants, such as refrigeration, amine, cryogenic and natural gas processing plants. The manufacturing of processing and treating equipment generally represents a single performance obligation within the context of the contract. We recognize revenue from the sale of processing and treating equipment over time based on the proportion of labor hours expended to the total labor hours expected to complete the contract performance obligation. Processing and treating equipment manufactured for our customers are specifically designed and engineered to our customers’ specification and do not have an alternative use to us. Our contracts include a fixed fee and require our customers to make progress payments based on completion of contractual milestones during the life cycle of the manufacturing process. Our contracts provide us with an enforceable right to payment for work performed to date. Components of variable considerations exist in certain of our contracts and may include unpriced change orders, liquidated damages and performance bonuses or penalties. Typically, we expect the manufacturing of our processing and treating equipment to be completed within a six to 24 month period.

Production equipment: We manufacture standard production equipment used for processing wellhead production from onshore or shallow-water offshore platform production. The manufacturing of production equipment generally represents a single performance obligation within the context of the contract. We recognize revenue from the sale of production equipment at a point in time following the transfer of control of the equipment to the customer, which typically occurs upon completion of the manufactured equipment, depending on the terms of the underlying contract. Our contracts generally require customers to pay a fixed fee upon completion. Typically, we expect the manufacturing of our production equipment to be completed within a month to six month period.

Other product sales: Within our product sales segment we also provide for the sale of standard and custom water treatment equipment and floating production storage and offloading equipment and supervisor site work services. We recognize revenue from the sale of standard water treatment equipment at a point in time following the transfer of control of such equipment to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract. We recognize revenue from the sale of custom water treatment equipment over time based on the proportion of costs expended to the total costs expected to complete the contract performance obligation. We recognize revenue from the sale of custom water treatment equipment and floating production storage and offloading equipment and supervisor site work services over time based on the proportion of labor costs expended to the total labor costs expected to complete the contract performance obligation.

Product sales contracts that include engineering, design, project management, procurement, construction and installation services necessary to incorporate our products into production, processing and compression facilities are treated as a single performance obligation due to the services that significantly integrate each piece of equipment into the combined output contracted by the customer.

We provide warranties on certain equipment in our product sales contracts. Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized, or in the period that a specific issue arises as to the functionality of a product. The determination of such reserves requires that we make estimates of expected costs to repair or to replace the products under warranty. The amounts of the reserves are based on established terms and our best estimate of the amounts necessary to settle future and existing claims on product sales as of the balance sheet date. If actual repair and replacement costs differ significantly from estimates, adjustments to recognize additional cost of sales may be required in future periods.

As of March 31, 2018, the total aggregate transaction price allocated to the unsatisfied performance obligations for product sales contracts was approximately $427 million, of which approximately $392 million is expected to be recognized during the remainder of 2018 and approximately $35 million is expected to be recognized in 2019. Our contracts are subject to cancellation or modification at the election of the customer; however, due to our enforceable right to payment for work performed, we have not been materially adversely affected by contract cancellations or modifications in the past.

Significant Estimates

The recognition of revenue over time based on the proportion of labor hours expended to the total labor hours expected to complete depends largely on our ability to make reasonable dependable estimates related to the extent of progress toward completion of the contract, contract revenues and contract costs. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Due to the nature of some of our contracts, developing the estimates of costs often requires significant judgment. To calculate the proportion of labor hours expended to the total labor hours expected to complete the contract performance obligation, management uses significant judgment to estimate the number of total hours for each project and to estimate the profit expected on the project.

Variable Consideration

The nature of our contracts gives rise to several types of variable consideration. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Additionally, we include in our contract estimates additional revenue for unapproved change orders or claims against customers when we believe we have an enforceable right to the modification or claim, the amount can be estimated reliably and its realization is probable. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and historical, current and forecasted information that is reasonably available to us.

Contracts with Multiple Performance Obligations

Some of our contracts have multiple performance obligations. For instance, some of our product sales contracts include commissioning services or the supply of spare parts. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service.

Contract Assets and Contract Liabilities

The following table provides information about accounts receivables, net, contract assets and contract liabilities from contracts with customers (in thousands):

	As of March 31, 2018	As of January 1, 2018
Accounts receivables, net	$237,211	$261,251
Contract assets and contract liabilities:
Current contract assets	78,941	50,824
Long-term contract assets	15,225	11,835
Current contract liabilities	107,447	112,244
Long-term contract liabilities	87,596	89,004

Accounts receivables are recorded when the right to consideration becomes unconditional. Our contract assets include amounts related to revenue that has been recognized in advance of billing the customer. The contract assets on our balance sheets include costs in excess of billings and unbilled receivables. When we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of the contract, we record a contract liability. Our contract liabilities include payments received in advance of performance under the contract. The contract liabilities on our balance sheets include billings in excess of costs and deferred revenue. Billings in excess of costs primarily relate to billings that have not been recognized as revenue on product sales jobs where the transfer of control to the customer occurs over time. Deferred revenue is primarily comprised of upfront billings on contract operations jobs and billings related to product sales jobs that have not begun where revenue is recognized over time. Upfront payments received from customers on contract operations jobs are generally deferred and amortized over the contract term as we perform our services and the customer receives and consumes the benefits of the services we provide. These assets and liabilities are reported in our balance sheets on a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.

During the three months ended March 31, 2018, revenue recognized from contract operations services included $5.4 million of revenue deferred in previous periods. Revenue recognized during the three months ended March 31, 2018 from product sales performance obligations partially satisfied in previous periods was $208.8 million, of which $87.2 million was included in billings in excess of costs at the beginning of the period. Additionally, we recognized $2.8 million in revenue from a contract operations services performance obligation that was satisfied in a previous period. The increase in our contract assets during the three months ended March 31, 2018 was primarily driven by progression of product sales projects and the timing of milestone billings.

Costs to Fulfill a Contract

We capitalize costs incurred to fulfill our revenue contracts that (i) relate directly to the contract (ii) are expected to generate resources that will be used to satisfy the performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. As of March 31, 2018, we had capitalized fulfillment costs of $8.9 million related to contractual obligations incurred at the completion of the commissioning phase and prior to providing services on contracts within our contract operations segment. Contract fulfillment costs are expensed to cost of sales as we satisfy our performance obligations by transferring contract operation services to the customer. During the three months ended March 31, 2018, we recorded amortization expense for capitalized fulfillment costs of $0.6 million. Capitalized fulfillment costs are included in intangible and other assets, net, in the balance sheets.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain commissions paid to internal sales representatives and third party agents meet the requirements to be capitalized. The amount capitalized for incremental costs to obtain contracts as of March 31, 2018 was $7.3 million. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract. Capitalized costs to obtain a contract are included in intangible and other assets, net, in the balance sheets and are amortized to selling, general and administrative expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. During the three months ended March 31, 2018, we recorded amortization expense for capitalized costs to obtain a contract of $0.4 million.

Practical Expedients and Exemptions

We have elected the following practical expedients:

•
We do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less.

•	We treat shipping and handling activities that occur after the transfer of control as costs to fulfill a contract rather than a separate performance obligation.

•
We record taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from our customers on a net basis, and thus, such taxes are excluded from the measurement of a performance obligation’s transaction price.

•	We expense sales commissions as incurred when we expect that the amortization period of such costs will be one year or less.

Impact of New Revenue Recognition Guidance on Financial Statement Line Items

The following tables summarize the impacts of the adoption of the new revenue recognition guidance on the balance sheet, statement of operations and cash flows, as of and for the three months ended March 31, 2018 (in thousands):

	March 31, 2018
	As Reported	Adjustments	Balances Without Adoption of Topic 606
ASSETS

Accounts receivable, net of allowance	$237,211	$221	$237,432
Inventory, net	141,219	143	141,362
Contract assets	78,941	(13,435)	65,506
Other current assets	33,058	7,049	40,107
Property, plant and equipment, net	837,528	1,986	839,514
Deferred income taxes	13,175	(1,847)	11,328
Intangible and other assets, net	98,118	(18,422)	79,696
Total assets	$1,499,587	$(24,305)	$1,475,282

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued liabilities	$108,632	$(16,252)	$92,380
Contract liabilities	107,447	1,177	108,624
Deferred income taxes	8,928	1,206	10,134
Long-term contract liabilities	87,596	3,443	91,039
Other long-term liabilities	42,965	(23,573)	19,392
Total liabilities	948,136	(33,999)	914,137
Accumulated deficit	(228,194)	9,694	(218,500)
Total stockholders’ equity	551,451	9,694	561,145
Total liabilities and stockholders’ equity	$1,499,587	$(24,305)	$1,475,282

The adoption of the new revenue recognition guidance resulted in increases in total assets and liabilities of $24.3 million and $34.0 million, respectively. This was primarily due to capitalized contract fulfillment and obtainment costs and related liabilities recorded associated with contracts within our contract operations segment.

	Three Months Ended March 31, 2018
	As Reported	Adjustments	Balances Without Adoption of Topic 606
Revenues:
Contract operations	$96,493	$(769)	$95,724
Aftermarket services	26,371	(170)	26,201
Cost of sales (excluding depreciation and amortization expense):
Contract operations	35,385	(600)	34,785
Aftermarket services	18,897	(43)	18,854
Depreciation and amortization	31,029	(709)	30,320
Income before income taxes	9,430	413	9,843
Provision for income taxes	5,492	740	6,232
Income from continuing operations	3,938	(327)	3,611
Net income	5,337	(327)	5,010

Basic net income per common share	$0.15	$(0.01)	$0.14
Diluted net income per common share	0.15	(0.01)	0.14

The adoption of the new revenue recognition guidance resulted in an increase in net income of $0.3 million for the three months ended March 31, 2018.

	Three Months Ended March 31, 2018
	As Reported	Adjustments	Balances Without Adoption of Topic 606
Cash flows from operating activities:
Net income	$5,337	$(327)	$5,010
Depreciation and amortization	31,029	(709)	30,320
Deferred income tax benefit	(1,706)	740	(966)
Changes in assets and liabilities:
Inventory	(34,292)	(19)	(34,311)
Contract assets	(31,397)	6,600	(24,797)
Other current assets	7,939	(2,289)	5,650
Accounts payable and other liabilities	6,469	(1,078)	5,391
Contract liabilities	(6,429)	60	(6,369)
Other	564	(2,978)	(2,414)
Net cash provided by continuing operations	$3,626	$—	$3,626

The adoption of the new revenue recognition guidance resulted in offsetting shifts in cash flows within cash flows from operating activities and did not have an impact on our total cash flows from operations.

Note 3 - Discontinued Operations

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received an installment payment, including an annual charge, totaling $19.7 million during the three months ended March 31, 2017. As of March 31, 2018, the remaining principal amount due to us was approximately $17 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

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

The following table summarizes the operating results of discontinued operations (in thousands):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Venezuela	Belleli EPC	Total	Venezuela	Belleli EPC	Total
Revenue	$—	$4,967	$4,967	$—	$35,274	$35,274
Cost of sales (excluding depreciation and amortization expense)	—	2,403	2,403	—	17,999	17,999
Selling, general and administrative	32	60	92	33	986	1,019
Depreciation and amortization	—	428	428	—	1,128	1,128
Recovery attributable to expropriation	—	—	—	(16,514)	—	(16,514)
Restructuring and other charges	—	—	—	—	(439)	(439)
Other (income) expense, net	1	599	600	(3,157)	(515)	(3,672)
Provision for income taxes	—	45	45	—	3,109	3,109
Income (loss) from discontinued operations, net of tax	$(33)	$1,432	$1,399	$19,638	$13,006	$32,644

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	March 31, 2018			December 31, 2017
	Venezuela	Belleli EPC	Total	Venezuela	Belleli EPC	Total
Cash	$1	$—	$1	$3	$—	$3
Accounts receivable	—	8,047	8,047	—	14,770	14,770
Costs and estimated earnings in excess of billings on uncompleted contracts	—	7,557	7,557	—	7,786	7,786
Other current assets	—	2,176	2,176	2	1,190	1,192
Total current assets associated with discontinued operations	1	17,780	17,781	5	23,746	23,751
Property, plant and equipment, net	—	625	625	—	1,054	1,054
Intangible and other assets, net	—	3,023	3,023	—	2,646	2,646
Total assets associated with discontinued operations	$1	$21,428	$21,429	$5	$27,446	$27,451

Accounts payable	$—	$4,580	$4,580	$—	$9,253	$9,253
Accrued liabilities	64	13,398	13,462	59	15,617	15,676
Billings on uncompleted contracts in excess of costs and estimated earnings	—	3,469	3,469	—	7,042	7,042
Total current liabilities associated with discontinued operations	64	21,447	21,511	59	31,912	31,971
Other long-term liabilities	—	6,759	6,759	1	6,527	6,528
Total liabilities associated with discontinued operations	$64	$28,206	$28,270	$60	$38,439	$38,499

Note 4 - Inventory, net

Inventory, net of reserves, consisted of the following amounts (in thousands):

	March 31, 2018	December 31, 2017
Parts and supplies	$80,954	$79,803
Work in progress	36,324	21,853
Finished goods (1)	23,941	6,253
Inventory, net	$141,219	$107,909

(1)
The increase in finished goods inventory during the three months ended March 31, 2018 was primarily due to a nonmonetary agreement that we entered into with an existing customer to receive an idle processing and treating plant from the customer in exchange for an identical processing and treating plant to be manufactured by us. We recorded the finished goods inventory received and our corresponding liability to the customer at fair value based on the estimated resale price of the processing and treating plant received. The liability resulting from this transaction is included within accounts payable, trade, in our balance sheet and will be extinguished upon our delivery of the replacement processing and treating plant to the customer.

Note 5 - Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Compression equipment, facilities and other fleet assets (1)	$1,610,053	$1,577,052
Land and buildings	98,335	96,463
Transportation and shop equipment	82,457	82,240
Other	92,260	90,395
	1,883,105	1,846,150
Accumulated depreciation	(1,045,577)	(1,023,871)
Property, plant and equipment, net	$837,528	$822,279

(1)
In the fourth quarter of 2017, we evaluated the estimated useful lives and salvage values of our property, plant and equipment. As a result of this evaluation, we changed the useful lives and salvage values for our compression equipment from a maximum useful life of 30 years to 23 years and a maximum salvage value of 20% to 15% based on expected future use. During the three months ended March 31, 2018, we recorded a $3.1 million increase in depreciation expense as a result of these changes in useful lives and salvage values which impacted our diluted net income per share by $0.09.

Note 6 - Assets Held for Sale

In the fourth quarter of 2017, we classified certain current and long-term assets primarily related to inventory and property, plant and equipment, net, within our product sales business as assets held for sale in our balance sheets. As described in Note 19, in April 2018, we entered into a definitive agreement for the sale of these assets. During the three months ended March 31, 2018, we recorded an additional impairment of $1.8 million to reduce these assets to their approximate fair values based on the expected net proceeds. The impairment charges are reflected in long-lived asset impairment in our statements of operations. The sale of these assets is expected to close in the summer of 2018.

Note 7 - Investments in Non-Consolidated Affiliates

Investments in affiliates that are not controlled by us where we have the ability to exercise significant influence over the operations are accounted for using the equity method.

We own a 30.0% interest in WilPro Energy Services (PIGAP II) Limited and 33.3% interest in WilPro Energy Services (El Furrial) Limited, which are joint ventures that provided natural gas compression and injection services in Venezuela. In May 2009, Petroleos de Venezuela, S.A. (“PDVSA”) assumed control over the assets of our Venezuelan joint ventures and transitioned the operations, including the hiring of their employees, to PDVSA. In March 2011, our Venezuelan joint ventures, together with the Netherlands’ parent company of our joint venture partners, filed a request for the institution of an arbitration proceeding against Venezuela with the International Centre for Settlement of Investment Disputes related to the seized assets and investments.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. As of March 31, 2018, the remaining principal amount due to us was approximately $4 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as equity in income of non-consolidated affiliates in our statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

In accordance with the separation and distribution agreement, a subsidiary of Archrock has the right to receive payments from EESLP based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries.

Note 8 - Debt

Debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Revolving credit facility due November 2020	$18,000	$—
8.125% senior notes due May 2025	375,000	375,000
Other debt	1,107	1,171
Unamortized deferred financing costs of 8.125% senior notes	(7,078)	(7,250)
Total debt	387,029	368,921
Less: Amounts due within one year (1)	(449)	(449)
Long-term debt	$386,580	$368,472

(1)    Short-term debt and the current portion of long-term debt are included in accrued liabilities in our balance sheets.

Revolving Credit Facility

We and our wholly owned subsidiary, EESLP, are parties to an amended and restated credit agreement (the “Credit Agreement”) consisting of a $680.0 million revolving credit facility expiring in November 2020.

As of March 31, 2018, we had $18.0 million in outstanding borrowings and $25.4 million in outstanding letters of credit under our revolving credit facility and, taking into account guarantees through letters of credit, we had undrawn capacity of $636.6 million under our revolving credit facility. Our Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $561.0 million of the $636.6 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of March 31, 2018.

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

Note 9 - Fair Value Measurements

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

Nonrecurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2018, with pricing levels as of the date of valuation (in thousands):

	Three Months Ended March 31, 2018
	(Level 1)	(Level 2)	(Level 3)
Impaired assets—assets held for sale (1)	$—	$—	$21,026

(1)	Our estimate of the fair value of the impaired assets held for sale during the three months ended March 31, 2018 was based on the expected net proceeds from the sale of the assets.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables and debt. At March 31, 2018 and December 31, 2017, the estimated fair values of cash, restricted cash, receivables and payables approximated their carrying amounts as reflected in our balance sheets due to the short-term nature of these financial instruments.

The fair value of the 2017 Notes was estimated based on model derived calculations using market yields observed in active markets, which are Level 2 inputs. As of March 31, 2018 and December 31, 2017, the carrying amount of the 2017 Notes, excluding unamortized deferred financing costs, of $375.0 million was estimated to have a fair value of $398.0 million and $404.0 million, respectively. Due to the variable rate nature of our revolving credit facility, the carrying value as of March 31, 2018 approximated the fair value as the rate was comparable to the then-current market rate at which debt with similar terms could have been obtained.

Note 10 - Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

In the fourth quarter of 2017, we classified certain current and long-term assets primarily related to inventory and property, plant and equipment, net, within our product sales business as assets held for sale in our balance sheets. As described in Note 19, in April 2018, we entered into a definitive agreement for the sale of these assets. During the three months ended March 31, 2018, we recorded an additional impairment of $1.8 million to reduce these assets to their approximate fair values based on the expected net proceeds. The sale of these assets is expected to close in the summer of 2018.

Note 11 - Restatement Related Charges

During the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. As a result, the Audit Committee of the Company’s Board of Directors initiated an internal investigation, including the use of services of a forensic accounting firm. Management also engaged a consulting firm to assist in accounting analysis and compilation of restatement adjustments. During the three months ended March 31, 2018 and 2017, we incurred $0.6 million and $2.2 million, respectively, of external costs associated with the restatement of our financial statements, an ongoing SEC investigation and remediation activities related to the restatement. We may incur additional cash expenditures related to external legal counsel costs associated with an ongoing SEC investigation surrounding the restatement of our financial statements, of which a portion may be recoverable from Archrock.

The following table summarizes the changes to our accrued liability balance related to restatement charges for the three months ended March 31, 2017 and 2018 (in thousands):

Restatement Related Charges
Beginning balance at January 1, 2017	$2,212
Additions for costs expensed	2,172
Reductions for payments	(2,299)
Ending balance at March 31, 2017	$2,085

Beginning balance at January 1, 2018	$579
Additions for costs expensed	621
Reductions for payments	(408)
Ending balance at March 31, 2018	$792

The following table summarizes the components of charges included in restatement related charges in our statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
External accounting costs	$—	$646
External legal costs	533	1,243
Other	88	283
Total restatement related charges	$621	$2,172

Note 12 - Restructuring and Other Charges

We incurred restructuring and other charges associated with the Spin-off of $0.3 million during the three months ended March 31, 2017 primarily related to retention awards to certain employees, which were being amortized over the required service period of each applicable employee. Additionally, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities in the second quarter of 2015. We incurred restructuring and other charges associated with the cost reduction plan of $2.0 million during the three months ended March 31, 2017, of which $1.5 million related to employee termination benefits. The charges incurred in conjunction with the Spin-off and cost reduction plan are reflected as restructuring and other charges in our statements of operations.

In 2017, we completed restructuring activities related to the Spin-off and cost reduction plan.

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the three months ended March 31, 2017 (in thousands):

Three Months Ended March 31, 2017
Retention awards to certain employees	$345
Employee termination benefits	1,533
Other	430
Total restructuring and other charges	$2,308

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

Note 13 - Provision for Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). Additionally, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB118”) in December 2017, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Reform Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

For the year ended December 31, 2017, our provision for income tax included the impact of decisions regarding the various impacts of tax reform and related disclosures. In some cases where the guidance in SAB118 applied, we disclosed in our financial statements those cases where the accounting could be completed, and for matters that have not been completed, we recognized provisional amounts to the extent that they are reasonably estimable and will adjust them over time as more information becomes available. Specifically, we recorded provisional amounts associated with the transition tax on undistributed earnings, the re-measurement of deferred tax assets and liabilities due to the reduction in the corporate tax rate and the transition tax, and the tax benefit associated with the reduction of the valuation allowance. The provisional amounts incorporate assumptions made based upon our current interpretation of the Tax Reform Act and may change as we receive additional clarification and implementation guidance. We are continuing to analyze additional information to determine the final impact as well as other impacts of the Tax Reform Act. Any adjustments recorded to the provisional amounts will be included in income from operations as an adjustment to our 2018 financial statements.

Note 14 - Stock-Based Compensation

Stock Options

Stock options are granted at fair market value at the grant date, are exercisable according to the vesting schedule established and generally expire no later than ten years after the grant date. Stock options generally vest one-third per year on each of the first three anniversaries of the grant date. There were no stock options granted during the three months ended March 31, 2018.

Restricted Stock, Restricted Stock Units and Performance Units

For grants of restricted stock, restricted stock units and performance units, we recognize compensation expense over the applicable vesting period equal to the fair value of our common stock at the grant date. Grants of restricted stock, restricted stock units and performance units generally vest one third per year on each of the first three anniversaries of the grant date. Certain grants of restricted stock cliff vest on the third anniversary of the grant date and certain grants of performance units cliff vest on the second anniversary of the grant date.

The table below presents the changes in restricted stock, restricted stock units and performance units for our common stock during the three months ended March 31, 2018.

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2018	1,165	$23.93
Granted	555	26.24
Vested	(438)	23.17
Cancelled	(18)	27.75
Non-vested awards, March 31, 2018	1,264	25.15

As of March 31, 2018, we estimate $29.5 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance units issued to our employees to be recognized over the weighted-average vesting period of 2.0 years.

Note 15 - Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Under the two-class method, basic net income (loss) per common share is determined by dividing net income (loss) after deducting amounts allocated to participating securities, by the weighted average number of common shares outstanding for the period. Participating securities include certain unvested restricted stock and restricted stock units that have nonforfeitable rights to receive dividends or dividend equivalents, whether paid or unpaid. During periods of net loss from continuing operations, no effect is given to participating securities because they do not have a contractual obligation to participate in our losses.

Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options to purchase common stock and non-participating restricted stock units, unless their effect would be anti-dilutive.

The following table presents a reconciliation of basic and diluted net income per common share for the three months ended March 31, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Numerator for basic and diluted net income per common share:
Income (loss) from continuing operations	$3,938	$(12,323)
Income from discontinued operations, net of tax	1,399	32,644
Less: Net income attributable to participating securities	(138)	—
Net income — used in basic and diluted net income per common share	$5,199	$20,321

Weighted average common shares outstanding including participating securities	36,236	35,918
Less: Weighted average participating securities outstanding	(935)	(1,068)
Weighted average common shares outstanding — used in basic net income per common share	35,301	34,850
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	72	*
Weighted average common shares outstanding — used in diluted net income per common share	35,373	34,850

Net income per common share:
Basic	$0.15	$0.58
Diluted	$0.15	$0.58

*	Excluded from diluted net income per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income per common share as their inclusion would have been anti-dilutive for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value	35	50
On exercise of options and vesting of restricted stock units	—	96
Net dilutive potential common shares issuable	35	146

Note 16 - Commitments and Contingencies

Contingencies

See Note 3 and Note 7 for a discussion of our gain contingencies related to assets that were expropriated in Venezuela.

Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries until Archrock’s subsidiary has received an aggregate amount of such payments up to the lesser of (i) $125.8 million, plus the aggregate amount of all reimbursable expenses incurred by Archrock and its subsidiaries in connection with recovering any PDVSA Gas default installment payments following the completion of the Spin-off or (ii) $150.0 million. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. Pursuant to the separation and distribution agreement, we transferred cash of $19.7 million to Archrock during the three months ended March 31, 2017. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. As of March 31, 2018, the remaining principal amount due to us from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets was approximately $21 million. In subsequent periods, the recognition of a liability, if applicable, resulting from this contingency to Archrock is expected to impact equity, and as such, is not expected to have an impact on our statements of operations.

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of March 31, 2018 and December 31, 2017, we had accrued $2.7 million and $2.8 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

Note 17 - Reportable Segments

Our chief operating decision maker manages business operations, evaluates performance and allocates resources based upon the type of product or service provided. We have three reportable segments: contract operations, aftermarket services and product sales. In our contract operations segment, we own and operate natural gas compression equipment and crude oil and natural gas production and processing equipment on behalf of our customers outside of the U.S. In our aftermarket services segment, we sell parts and components and provide operations, maintenance, overhaul, upgrade, commissioning and reconfiguration services to customers outside of the U.S. who own their own compression, production, processing, treating and related equipment. In our product sales segment, we design, engineer, manufacture, install and sell natural gas compression packages as well as equipment used in the production, treating and processing of crude oil and natural gas to our customers throughout the world and for use in our contract operations business line.

We evaluate the performance of our segments based on gross margin for each segment. Revenue only includes sales to external customers. We do not include intersegment sales when we evaluate our segments’ performance.

The following table presents revenue and other financial information by reportable segment for the three months ended March 31, 2018 and 2017 (in thousands):

Three Months Ended	Contract Operations	Aftermarket Services	Product Sales	Reportable Segments Total
March 31, 2018:
Revenue	$96,493	$26,371	$227,519	$350,383
Gross margin (1)	61,108	7,474	27,183	95,765
March 31, 2017:
Revenue	$92,045	$22,524	$130,856	$245,425
Gross margin (1)	61,247	5,912	11,319	78,478
________________________________

(1)	Gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense).

The following table reconciles income (loss) before income taxes to total gross margin (in thousands):

	Three Months Ended March 31,
	2018	2017
Income (loss) before income taxes	$9,430	$(433)
Selling, general and administrative	44,242	44,411
Depreciation and amortization	31,029	24,752
Long-lived asset impairment	1,804	—
Restatement related charges	621	2,172
Restructuring and other charges	—	2,308
Interest expense	7,219	7,087
Other (income) expense, net	1,420	(1,819)
Total gross margin	$95,765	$78,478

Note 18 - Supplemental Guarantor Financial Information

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. (together, the “Issuers”) issued the 2017 Notes, which consists of $375.0 million aggregate principal amount senior unsecured notes. The 2017 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Exterran Corporation (the “Parent Guarantor” or “Parent”). All other consolidated subsidiaries of Exterran are collectively referred to as the “Non-Guarantor Subsidiaries.” As a result of the Parent’s guarantee, we are presenting the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. These schedules are presented using the equity method of accounting for all periods presented. For purposes of the following condensed consolidating financial information, the Parent Guarantor’s investments in its subsidiaries, the Issuers’ investments in the Non-Guarantors Subsidiaries and the Non-Guarantor Subsidiaries’ investments in the Issuers are accounted for under the equity method of accounting. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

Condensed Consolidating Balance Sheet
March 31, 2018
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
ASSETS

Cash and cash equivalents	$660	$1,091	$15,585	$—	$17,336
Restricted cash	—	—	546	—	546
Accounts receivable, net	—	112,933	124,278	—	237,211
Inventory, net	—	79,223	61,996	—	141,219
Contract assets	—	57,434	21,507	—	78,941
Intercompany receivables	—	159,131	355,369	(514,500)	—
Other current assets	—	4,713	28,345	—	33,058
Current assets held for sale	—	16,604	—	—	16,604
Current assets associated with discontinued operations	—	—	17,781	—	17,781
Total current assets	660	431,129	625,407	(514,500)	542,696
Property, plant and equipment, net	—	287,498	550,030	—	837,528
Investment in affiliates	552,536	836,133	(283,597)	(1,105,072)	—
Deferred income taxes	—	5,488	7,687	—	13,175
Intangible and other assets, net	—	12,614	85,504	—	98,118
Long-term assets held for sale	—	4,422	—	—	4,422
Long-term assets associated with discontinued operations	—	—	3,648	—	3,648
Total assets	$553,196	$1,577,284	$988,679	$(1,619,572)	$1,499,587

LIABILITIES AND EQUITY

Accounts payable, trade	$—	$146,922	$30,796	$—	$177,718
Accrued liabilities	115	39,452	69,065	—	108,632
Contract liabilities	—	87,165	20,282	—	107,447
Intercompany payables	1,630	355,369	157,501	(514,500)	—
Current liabilities associated with discontinued operations	—	—	21,511	—	21,511
Total current liabilities	1,745	628,908	299,155	(514,500)	415,308
Long-term debt	—	386,580	—	—	386,580
Deferred income taxes	—	—	8,928	—	8,928
Long-term contract liabilities	—	—	87,596	—	87,596
Other long-term liabilities	—	9,260	33,705	—	42,965
Long-term liabilities associated with discontinued operations	—	—	6,759	—	6,759
Total liabilities	1,745	1,024,748	436,143	(514,500)	948,136
Total Equity	551,451	552,536	552,536	(1,105,072)	551,451
Total liabilities and equity	$553,196	$1,577,284	$988,679	$(1,619,572)	$1,499,587

Condensed Consolidating Balance Sheet
December 31, 2017
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
ASSETS

Cash and cash equivalents	$397	$24,195	$24,553	$—	$49,145
Restricted cash	—	—	546	—	546
Accounts receivable, net	—	123,362	142,690	—	266,052
Inventory, net	—	50,528	57,381	—	107,909
Costs and estimated earnings in excess of billings on uncompleted contracts	—	33,439	7,256	—	40,695
Intercompany receivables	—	158,296	359,766	(518,062)	—
Other current assets	—	6,095	32,612	—	38,707
Current assets held for sale	—	15,761	—	—	15,761
Current assets associated with discontinued operations	—	—	23,751	—	23,751
Total current assets	397	411,676	648,555	(518,062)	542,566
Property, plant and equipment, net	—	288,670	533,609	—	822,279
Investment in affiliates	555,735	831,097	(275,362)	(1,111,470)	—
Deferred income taxes	—	5,452	5,098	—	10,550
Intangible and other assets, net	—	12,218	64,762	—	76,980
Long-term assets held for sale	—	4,732	—	—	4,732
Long-term assets associated with discontinued operations	—	—	3,700	—	3,700
Total assets	$556,132	$1,553,845	$980,362	$(1,629,532)	$1,460,807

LIABILITIES AND EQUITY

Accounts payable, trade	$—	$115,273	$33,471	$—	$148,744
Accrued liabilities	57	54,724	59,555	—	114,336
Deferred revenue	—	2,162	21,740	—	23,902
Billings on uncompleted contracts in excess of costs and estimated earnings	—	89,002	563	—	89,565
Intercompany payables	1,289	359,766	157,007	(518,062)	—
Current liabilities associated with discontinued operations	—	—	31,971	—	31,971
Total current liabilities	1,346	620,927	304,307	(518,062)	408,518
Long-term debt	—	368,472	—	—	368,472
Deferred income taxes	—	—	9,746	—	9,746
Long-term deferred revenue	—	629	91,856	—	92,485
Other long-term liabilities	—	8,082	12,190	—	20,272
Long-term liabilities associated with discontinued operations	—	—	6,528	—	6,528
Total liabilities	1,346	998,110	424,627	(518,062)	906,021
Total Equity	554,786	555,735	555,735	(1,111,470)	554,786
Total liabilities and equity	$556,132	$1,553,845	$980,362	$(1,629,532)	$1,460,807

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2018
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Revenues	$—	$258,316	$116,391	$(24,324)	$350,383
Cost of sales (excluding depreciation and amortization expense)	—	218,164	60,778	(24,324)	254,618
Selling, general and administrative	283	20,965	22,994	—	44,242
Depreciation and amortization	—	9,327	21,702	—	31,029
Long-lived asset impairment	—	1,804	—	—	1,804
Restatement related charges	—	621	—	—	621
Interest expense	—	7,213	6	—	7,219
Intercompany charges, net	—	1,725	(1,725)	—	—
Equity in (income) loss of affiliates	(5,620)	(10,054)	2,646	13,028	—
Other (income) expense, net	—	(49)	1,469	—	1,420
Income before income taxes	5,337	8,600	8,521	(13,028)	9,430
Provision for income taxes	—	1,192	2,512	1,788	5,492
Income from continuing operations	5,337	7,408	6,009	(14,816)	3,938
Income from discontinued operations, net of tax	—	—	1,399	—	1,399
Net income	5,337	7,408	7,408	(14,816)	5,337
Other comprehensive income	757	757	757	(1,514)	757
Comprehensive income attributable to Exterran stockholders	$6,094	$8,165	$8,165	$(16,330)	$6,094

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2017
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Revenues	$—	$150,357	$117,068	$(22,000)	$245,425
Cost of sales (excluding depreciation and amortization expense)	—	127,168	61,779	(22,000)	166,947
Selling, general and administrative	1,492	21,483	21,436	—	44,411
Depreciation and amortization	—	7,800	16,952	—	24,752
Restatement related charges	—	2,172	—	—	2,172
Restructuring and other charges	—	3,055	(747)	—	2,308
Interest expense	—	7,211	(124)	—	7,087
Intercompany charges, net	—	2,132	(2,132)	—	—
Equity in (income) loss of affiliates	(21,813)	(57,791)	20,656	58,948	—
Other (income) expense, net	—	(2,153)	334	—	(1,819)
Income (loss) before income taxes	20,321	39,280	(1,086)	(58,948)	(433)
Provision for (benefit from) income taxes	—	2,144	(5,576)	15,322	11,890
Income (loss) from continuing operations	20,321	37,136	4,490	(74,270)	(12,323)
Income from discontinued operations, net of tax	—	—	32,644	—	32,644
Net income	20,321	37,136	37,134	(74,270)	20,321
Other comprehensive income	1,643	1,643	1,643	(3,286)	1,643
Comprehensive income attributable to Exterran stockholders	$21,964	$38,779	$38,777	$(77,556)	$21,964

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(78)	$(22,466)	$26,170	$—	$3,626
Net cash used in discontinued operations	—	—	(2,849)	—	(2,849)
Net cash provided by (used in) operating activities	(78)	(22,466)	23,321	—	777

Cash flows from investing activities:
Capital expenditures	—	(17,234)	(31,985)	—	(49,219)
Proceeds from sale of property, plant and equipment	—	—	2,260	—	2,260
Intercompany transfers	—	(342)	(2,059)	2,401	—
Net cash used in continuing operations	—	(17,576)	(31,784)	2,401	(46,959)
Net cash provided by discontinued operations	—	—	66	—	66
Net cash used in investing activities	—	(17,576)	(31,718)	2,401	(46,893)

Cash flows from financing activities:
Proceeds from borrowings of debt	—	66,500	—	—	66,500
Repayments of debt	—	(48,563)	—	—	(48,563)
Intercompany transfers	341	2,060	—	(2,401)	—
Payments for debt issuance costs	—	(47)	—	—	(47)
Proceeds from stock options exercised	—	428	—	—	428
Purchases of treasury stock	—	(3,440)	—	—	(3,440)
Net cash provided by financing activities	341	16,938	—	(2,401)	14,878

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(571)	—	(571)
Net increase (decrease) in cash, cash equivalents and restricted cash	263	(23,104)	(8,968)	—	(31,809)
Cash, cash equivalents and restricted cash at beginning of period	397	24,195	25,099	—	49,691
Cash, cash equivalents and restricted cash at end of period	$660	$1,091	$16,131	$—	$17,882

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$139	$(15,938)	$45,154	$—	$29,355
Net cash provided by discontinued operations	—	—	5,511	—	5,511
Net cash provided by (used in) operating activities	139	(15,938)	50,665	—	34,866

Cash flows from investing activities:
Capital expenditures	—	(10,528)	(10,062)	—	(20,590)
Proceeds from sale of property, plant and equipment	—	171	2,413	—	2,584
Intercompany transfers	—	(506)	(64,846)	65,352	—
Proceeds from sale of business	—	894	—	—	894
Net cash used in continuing operations	—	(9,969)	(72,495)	65,352	(17,112)
Net cash provided by discontinued operations	—	—	19,150	—	19,150
Net cash provided by (used in) investing activities	—	(9,969)	(53,345)	65,352	2,038

Cash flows from financing activities:
Proceeds from borrowings of debt	—	60,500	—	—	60,500
Repayments of debt	—	(93,063)	—	—	(93,063)
Intercompany transfers	506	64,846	—	(65,352)	—
Cash transfer to Archrock, Inc.	—	(19,720)	—	—	(19,720)
Proceeds from stock options exercised	—	684	—	—	684
Purchases of treasury stock	—	(3,024)	—	—	(3,024)
Net cash provided by (used in) financing activities	506	10,223	—	(65,352)	(54,623)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	55	—	55
Net increase (decrease) in cash, cash equivalents and restricted cash	645	(15,684)	(2,625)	—	(17,664)
Cash, cash equivalents and restricted cash at beginning of period	131	16,645	19,573	—	36,349
Cash, cash equivalents and restricted cash at end of period	$776	$961	$16,948	$—	$18,685

Note 19 - Subsequent Events

On April 17, 2018, we entered into a definitive agreement for the sale of our North America production equipment assets to Titan Production Equipment Acquisition, LLC, an affiliate of Castle Harlan, Inc. The sale is expected to close in the summer of 2018 and is not expected to have a material impact in our financial statements. At March 31, 2018, the production equipment assets are reflected as assets held for sale in our financial statements as discussed in Note 6.

In April 2018, the 2017 Notes were exchanged for notes with substantially identical terms and registered under the Securities Act of 1933, as amended.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.

Disclosure Regarding Forward-Looking Statements

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations; the expected amount of our capital expenditures; expenditures related to the current governmental investigation; anticipated cost savings, future revenue, gross margin and other financial or operational measures related to our business and our primary business segments; the future value of our equipment and non-consolidated affiliates; and plans and objectives of our management for our future operations. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

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

•	changes in currency exchange rates, including the risk of currency devaluations by foreign governments, and restrictions on currency repatriation;

•	risks associated with our operations, such as equipment defects, equipment malfunctions and natural disasters;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment and workforce factors, including our ability to hire, train and retain key employees;

•	our ability to implement our business and financial objectives, including:

•	winning profitable new business;

•	timely and cost-effective execution of projects;

•	enhancing our asset utilization, particularly with respect to our fleet of compressors;

•	integrating acquired businesses;

•	generating sufficient cash to satisfy our operating needs, existing capital commitments and other contractual cash obligations, including our debt obligations; and

•	accessing the financial markets at an acceptable cost;

•	our ability to accurately estimate our costs and time required under our fixed price contracts;

•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures;

•	the results of governmental actions relating to the current investigation; and

•	our level of indebtedness and ability to fund our business.

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

In our contract operations business line, we own and operate natural gas compression equipment and crude oil and natural gas production and processing equipment on behalf of our customers outside of the U.S. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul, upgrade, commissioning and reconfiguration services to customers who own their own compression, production, processing, treating and related equipment. In our product sales business line, we design, engineer, manufacture, install and sell natural gas compression packages as well as equipment used in the production, treating and processing of crude oil and natural gas to our customers throughout the world and for use in our contract operations business line. We also offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as integrated projects.

Our chief operating decision maker manages business operations, evaluates performance and allocates resources based on the Company’s three primary business lines, which are also referred to as our segments. In order to more efficiently and effectively identify and serve our customer needs, we classify our world-wide operations into four geographic regions. The North America region is primarily comprised of our operations in Mexico and the U.S. The Latin America region is primarily comprised of our operations in Argentina, Bolivia and Brazil. The Middle East and Africa region is primarily comprised of our operations in Bahrain, Oman, Nigeria and the United Arab Emirates. The Asia Pacific region is primarily comprised of our operations in China, Indonesia, Thailand and Singapore.

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

Low commodity prices in 2015 and the first half of 2016 led to reduced energy related capital spending in those years by our customers in North America. Customer spending and investments in equipment increased in 2017 as commodity prices, primarily oil prices, rebounded from their cyclical lows, leading to a sharp increase in bookings during that year. The Henry Hub spot price for natural gas was $2.81 per MMBtu at March 31, 2018, which was 24% and 10% lower than prices at December 31, 2017 and March 31, 2017, respectively, and the U.S. natural gas liquid composite price was $7.90 per MMBtu for the month of January 2018, which was 1% and 34% higher than prices for the months of December 2017 and March 2017, respectively. In addition, the West Texas Intermediate crude oil spot price as of March 31, 2018 was 7% and 28% higher than prices at December 31, 2017 and March 31, 2017, respectively. During periods of lower oil or natural gas prices, our customers typically decrease their capital expenditures, which generally results in lower activity levels. Third party booking activity levels for our manufactured products in North America during the three months ended March 31, 2018 were $191.0 million, which represents an increase of 85% and a decrease of 17% compared to the three months ended December 31, 2017 and March 31, 2017, respectively, and our North America product sales backlog as of March 31, 2018 was $400.4 million, which represents a decrease of 5% and an increase of 10% compared to December 31, 2017 and March 31, 2017, respectively. We believe recent booking levels reflect the expectation that commodity prices will continue to remain above the low levels experienced in early 2016 as well as the selective deployment of capital by our customers in certain North America basins.

We expect that industry spending in international markets will begin to recover as 2018 progresses. Longer-term fundamentals in our international markets partially depends on international oil and gas infrastructure projects, many of which are based on longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based on longer-term fundamentals that may be less tied to near term commodity prices than our North American customers. However, lower oil and natural gas prices in international markets have had some negative impacts on the amount of capital investment in new projects by our customers in recent years. Over the long term, we believe the demand for our products and services in international markets will continue, and we expect to have opportunities to grow our international businesses. Third party booking activity levels for our manufactured products in international markets during the three months ended March 31, 2018 were $2.4 million, which represents a decrease of 76% and 87% compared to the three months ended December 31, 2017 and March 31, 2017, respectively, and our international product sales backlog as of March 31, 2018 was $26.5 million, which represents a decrease of 33% and 57% compared to December 31, 2017 and March 31, 2017, respectively.

Aggregate third party booking activity levels for our manufactured products in North America and international markets during the three months ended March 31, 2018 were $193.4 million, which represents an increase of 71% and a decrease of 22% compared to the three months ended December 31, 2017 and March 31, 2017, respectively. The aggregate product sales backlog for our manufactured products in North America and international markets as of March 31, 2018 was $426.9 million, which represents a decrease of 7% compared to December 31, 2017 and relatively flat compared to March 31, 2017. Fluctuations in the size and timing of customers’ requests for bid proposals and awards of new contracts tend to create variability in booking activity levels from period to period.

The timing of any change in activity levels by our customers is difficult to predict. As a result, our ability to project the anticipated activity level for our business, and particularly our product sales segment, is limited. Throughout 2017 and thus far in 2018, we experienced an increase in product sales bookings. However, volatility in commodity prices could delay investments by our customers in significant projects, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Operating Highlights

The following table summarizes our product sales backlog (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017
Product Sales Backlog:
Compression equipment	$206,252	$254,745	$221,994
Processing and treating equipment	199,122	178,814	143,562
Production equipment	9,481	14,138	36,126
Other product sales	12,041	13,349	22,872
Total product sales backlog	$426,896	$461,046	$424,554

Financial Results of Operations

Summary of Results

As discussed in Note 3 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations and Belleli EPC business. Those results are reflected in discontinued operations for all periods presented.

Revenue.  Revenue during the three months ended March 31, 2018 and 2017 was $350.4 million and $245.4 million, respectively. The increase in revenue during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was caused by revenue increases in all three of our segments with a significant increase in revenue in our product sales segment.

Net income.  We generated net income of $5.3 million and $20.3 million during the three months ended March 31, 2018 and 2017, respectively. The decrease in net income during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a decrease in income from discontinued operations, net of tax, and an increase in depreciation and amortization expense. These activities were partially offset by an increase in gross margin for our product sales segment and a decrease in income tax expense. Net income during the three months ended March 31, 2018 and 2017 included income from discontinued operations, net of tax, of $1.4 million and $32.6 million, respectively.

EBITDA, as adjusted.  Our EBITDA, as adjusted, was $50.7 million and $34.5 million during the three months ended March 31, 2018 and 2017, respectively. EBITDA, as adjusted, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 increased primarily due to an increase in gross margin for our product sales segment. EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures” included elsewhere in this Quarterly Report.

The Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Contract Operations
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017	Change	% Change
Revenue	$96,493	$92,045	$4,448	5%
Cost of sales (excluding depreciation and amortization expense)	35,385	30,798	4,587	15%
Gross margin	$61,108	$61,247	$(139)	—%
Gross margin percentage (1)	63%	67%	(4)%	(6)%
___________________
(1) Defined as gross margin divided by revenue.

The increase in revenue during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to increases in revenue of $6.0 million and $2.5 million in the Middle East and Africa region and Asia Pacific region, respectively, partially offset by decreases in revenue of $2.9 million and $1.1 million in the North America region and Latin America region, respectively. The increase in the Middle East and Africa region was primarily driven by a $3.5 million increase in revenue from the start-up of projects in Oman that were not operating in the prior year period and a $3.4 million increase in revenue from the sale of equipment pursuant to a customer exercised purchase option. The increase in revenue in the Asia Pacific region was primarily driven by a $2.8 million recovery of an early termination fee for a contract that terminated in January 2016. The decrease of revenue in the Latin America region was primarily driven by a $2.4 million decrease in Argentina due to unfavorable exchange rate impacts and the decrease of revenue in the North America region was primarily due to renegotiations on a contract extension that resulted in lower revenue in the current year period. Gross margin remained relatively flat during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Gross margin percentage during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 decreased primarily due to lower maintenance expenses in the prior year period resulting from delayed expenditures and renegotiations on a contract extension in the North America region discussed above.

Aftermarket Services
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017	Change	% Change
Revenue	$26,371	$22,524	$3,847	17%
Cost of sales (excluding depreciation and amortization expense)	18,897	16,612	2,285	14%
Gross margin	$7,474	$5,912	$1,562	26%
Gross margin percentage	28%	26%	2%	8%

The increase in revenue during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to increases in revenue of $2.1 million, $0.9 million and $0.8 million in the Middle East and Africa, Latin America and North America regions, respectively. The increases in revenue in the Middle East and Africa region and Latin America region were primarily driven by $1.3 million and $0.7 million in Iraq and Argentina, respectively, for parts sales and operation and maintenance services. The revenue increase in the North America region was due to an increase in part sales in the U.S. Gross margin increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the revenue increase explained above. The increase in gross margin percentage during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily driven by the part sales activity in North America in the current year period and the sale of the our North America refurbishment and services business in the prior year period.

Product Sales
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017	Change	% Change
Revenue	$227,519	$130,856	$96,663	74%
Cost of sales (excluding depreciation and amortization expense)	200,336	119,537	80,799	68%
Gross margin	$27,183	$11,319	$15,864	140%
Gross margin percentage	12%	9%	3%	33%

The increase in revenue during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to an increase in revenue of $106.7 million in the North America region and $11.4 million in the Asia Pacific region, partially offset by a decrease in revenue of $22.6 million in the Middle East and Africa region. The increase in revenue in the North America region was primarily due to increases of $67.1 million and $49.3 million in processing and treating equipment revenue and compression equipment revenue, respectively. The increase in revenue in the Asia Pacific region was primarily due to an increase of $11.2 million in compression equipment revenue. The decrease in revenue in the Middle East and Africa region was primarily due to decreases of $11.7 million and $9.9 million in compression equipment revenue and processing and treating equipment revenue, respectively. Gross margin and gross margin percentage increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to the revenue increase explained above and a shift in product mix in the North America region during the current year period.

Costs and Expenses
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017	Change	% Change
Selling, general and administrative	$44,242	$44,411	$(169)	—%
Depreciation and amortization	31,029	24,752	6,277	25%
Long-lived asset impairment	1,804	—	1,804	n/a
Restatement related charges	621	2,172	(1,551)	(71)%
Restructuring and other charges	—	2,308	(2,308)	(100)%
Interest expense	7,219	7,087	132	2%
Other (income) expense, net	1,420	(1,819)	3,239	(178)%

Selling, general and administrative
Selling, general and administrative (“SG&A”) expense remained relatively flat during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. SG&A expense as a percentage of revenue was 13% and 18% during the three months ended March 31, 2018 and 2017, respectively.

Depreciation and amortization
Depreciation and amortization expense during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 increased primarily due to an increase in depreciation expense of $3.1 million for our compression equipment driven by policy changes relating to the useful lives and salvage values made in the fourth quarter of 2017. Additionally, depreciation expense increased $2.0 million due to additional depreciation of capitalized installation costs on projects that were not operating in the prior year period. Capitalized installation costs, included, among other things, civil engineering, piping, electrical instrumentation and project management costs.

Long-lived asset impairment
In the fourth quarter of 2017, we classified certain current and long-term assets primarily related to inventory and property, plant and equipment, net, within our product sales business as assets held for sale in our balance sheets. In April 2018, we entered into a definitive agreement for the sale of these assets. During the three months ended March 31, 2018, we recorded an additional impairment of $1.8 million to reduce these assets to their approximate fair values based on the expected net proceeds. The sale of these assets is expected to close in the summer of 2018. For further details, see Note 6 and Note 19 to the Financial Statements.

Restatement related charges
As discussed in Note 11 to the Financial Statements, during the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. During the three months ended March 31, 2018 and 2017, we incurred $0.6 million and $2.2 million, respectively, of external costs associated with an ongoing SEC investigation and remediation activities related to the restatement of our financial statements.

Restructuring and other charges
In the second quarter of 2015, we announced a cost reduction plan, primarily focused on workforce reductions and the reorganization of certain facilities. As a result of this plan, during the three months ended March 31, 2017, we incurred restructuring and other charges of $2.0 million, primarily related to employee termination benefits. Additionally, during the three months ended March 31, 2017, we incurred $0.3 million of costs associated with the Spin-off primarily related to retention awards to certain employees. The charges incurred in conjunction with the cost reduction plan and Spin-off are included in restructuring and other charges in our statements of operations. See Note 12 to the Financial Statements for further discussion of these charges.

Interest expense
The increase in interest expense during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to an increase in the effective interest rate on our debt and a higher average balance of long-term debt, partially offset by a decrease in amortization expense related to deferred financing costs related to the term loan facility and an increase in capitalized interest resulting from increased construction activities. During the three months ended March 31, 2018 and 2017, the average daily outstanding borrowings of long-term debt were $392.3 million and $348.4 million, respectively.

Other (income) expense, net
The change in other (income) expense, net, was primarily due to foreign currency losses of $1.9 million during the three months ended March 31, 2018 compared to foreign currency gains of $1.3 million during the three months ended March 31, 2017. Our foreign currency gains and losses included translation losses of $0.6 million and translation gains of $1.5 million during the three months ended March 31, 2018 and 2017, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations.

Income Taxes
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017	Change	% Change
Provision for income taxes	$5,492	$11,890	$(6,398)	(54)%
Effective tax rate	58.2%	(2,746.0)%	2,804.2%	(102)%

Our income tax expense for the three months ended March 31, 2018 included a $1.6 million valuation allowance charge against current period U.S. deferred tax assets. Our income tax expense for the three months ended March 31, 2017 included an $11.8 million charge against current period U.S. deferred tax assets. Our effective tax rate is impacted by valuation allowances recorded against loss carryforwards in the U.S. and certain other jurisdictions, foreign withholding taxes and changes in foreign currency exchange rates.

Discontinued Operations
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017	Change	% Change
Income from discontinued operations, net of tax	$1,399	$32,644	$(31,245)	(96)%

Income from discontinued operations, net of tax, includes our Venezuelan subsidiary’s operations that were expropriated in June 2009, including compensation for expropriation, and our Belleli EPC business.

Income from discontinued operations, net of tax, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 decreased primarily due to a $19.7 million decrease in income from our Venezuelan subsidiary and an $11.6 million decrease in income from Belleli EPC. The decrease in income from Belleli EPC was primarily due to recoveries in the first quarter of 2017 resulting from our release of liquidated damages by a customer in exchange for us releasing them from certain extension of time claims and the obtainment of customer approved change orders. The reduction in income from our Venezuelan subsidiary was primarily related to payments from PDVSA Gas, S.A. (“PDVSA Gas”) to our Venezuelan subsidiary. During the three months ended March 31, 2017, we received an installment payment, including an annual charge, of $19.7 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as income from discontinued operations in the periods such payments are received.

For further details on our discontinued operations, see Note 3 to the Financial Statements.

Liquidity and Capital Resources

Our unrestricted cash balance was $17.3 million at March 31, 2018, compared to $49.1 million at December 31, 2017. Working capital decreased to $127.4 million at March 31, 2018 from $134.0 million at December 31, 2017. The decrease in working capital was primarily due to an increase in accounts payable and a decrease in accounts receivables, partially offset by increases in inventory and contract assets. The increases in accounts payable and inventory were primarily due to a nonmonetary purchase of finished goods inventory during the current year period as discussed in further detail in Note 4 to the Financial Statements. The increase in contract assets was primarily driven by higher product sales activity in North America. The decrease in accounts receivables was primarily due to the timing of payments received from customers during the current year period.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) continuing operations:
Operating activities	$3,626	$29,355
Investing activities	(46,959)	(17,112)
Financing activities	14,878	(54,623)
Effect of exchange rate changes on cash and cash equivalents	(571)	55
Discontinued operations	(2,783)	24,661
Net change in cash and cash equivalents	$(31,809)	$(17,664)

Operating Activities.  The decrease in net cash provided by operating activities during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily attributable to lower current year period decreases in working capital, partially offset by improved gross margins for our product sales segment. Working capital changes during the three months ended March 31, 2018 included an increase of $34.3 million in inventory, an increase of $31.4 million in contract asset and a decrease of $20.8 million in accounts receivable. Working capital changes during the three months ended March 31, 2017 included a decrease of $52.1 million in costs and estimated earnings versus billings on uncompleted contracts and an increase of $42.9 million in accounts receivable.

Investing Activities.  The increase in net cash used in investing activities during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily attributable to a $28.6 million increase in capital expenditures.

Financing Activities.  The increase in net cash provided by financing activities during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily attributable to an increase in net borrowings of $50.5 million on our long-term debt and a $19.7 million decrease in cash transferred to Archrock pursuant to the separation and distribution agreement. The transfer of cash to Archrock during the three months ended March 31, 2017 was triggered by our receipt of a payment from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets.

Discontinued Operations.  The decrease in net cash provided by discontinued operations during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily attributable to $19.7 million in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas during the three months ended March 31, 2017 and working capital changes related to our Belleli EPC business in the prior year period.

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

During the three months ended March 31, 2018 and 2017, the average daily outstanding borrowings of long-term debt were $392.3 million and $348.4 million, respectively. The weighted average annual interest rate on outstanding borrowings under our revolving credit facility at March 31, 2018 and 2017 was 3.7% and 4.4%, respectively. The annual interest rate on the outstanding balance of our term loan facility at March 31, 2017 was 6.8%.

As of March 31, 2018, we had $18.0 million in outstanding borrowings and $25.4 million in outstanding letters of credit under our revolving credit facility. At March 31, 2018, taking into account guarantees through letters of credit, we had undrawn capacity of $636.6 million under our revolving credit facility. Our Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $561.0 million of the $636.6 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of March 31, 2018.

The Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Credit Agreement) of 2.75 to 1.00. As of March 31, 2018, Exterran Corporation maintained an 8.0 to 1.0 interest coverage ratio and a 1.8 to 1.0 total leverage ratio. As of March 31, 2018, we were in compliance with all financial covenants under the Credit Agreement.

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued the 2017 Notes, which consists of $375.0 million aggregate principal amount of senior unsecured notes. The 2017 Notes are guaranteed by us on a senior unsecured basis. The net proceeds of $367.1 million from the 2017 Notes issuance were used to repay all of the borrowings outstanding under the term loan facility and revolving credit facility, and for general corporate purposes. Additionally, pursuant to the separation and distribution agreement from the Spin-off, EESLP used proceeds from the issuance of the 2017 Notes to pay a subsidiary of Archrock $25.0 million in satisfaction of EESLP’s obligation to pay that sum following the occurrence of a qualified capital raise. The transfer of cash to a subsidiary of Archrock was recognized as a reduction to additional paid-in capital in the second quarter of 2017.

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

Historically, we have financed capital expenditures with a combination of net cash provided by operating and financing activities. Our ability to access the capital markets may be restricted at the time when we would like, or need, to do so, which could have an adverse impact on our ability to maintain our operations and to grow. If any of our lenders become unable to perform their obligations under the Credit Agreement, our borrowing capacity under our revolving credit facility could be reduced. Inability to borrow additional amounts under our revolving credit facility could limit our ability to fund our future growth and operations. Based on current market conditions, we expect that net cash provided by operating activities and borrowings under our revolving credit facility will be sufficient to finance our operating expenditures, capital expenditures and other contractual cash obligations, including our debt obligations. However, if net cash provided by operating activities and borrowings under our revolving credit facility are not sufficient, we may seek additional debt or equity financing.

Contingencies to Archrock. Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries until Archrock’s subsidiary has received an aggregate amount of such payments up to the lesser of (i) $125.8 million, plus the aggregate amount of all reimbursable expenses incurred by Archrock and its subsidiaries in connection with recovering any PDVSA Gas default installment payments following the completion of the Spin-off or (ii) $150.0 million. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. Pursuant to the separation and distribution agreement, we transferred cash of $19.7 million to Archrock during the three months ended March 31, 2017. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. As of March 31, 2018, the remaining principal amount due to us from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets was approximately $21 million.

Unrestricted Cash. Of our $17.3 million unrestricted cash balance at March 31, 2018, $16.1 million was held by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to foreign withholding taxes. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S., the available borrowing capacity under our revolving credit facility and the repayment of intercompany liabilities from our non-U.S. subsidiaries will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

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

The following table reconciles our net income to EBITDA, as adjusted (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$5,337	$20,321
Income from discontinued operations, net of tax	(1,399)	(32,644)
Depreciation and amortization	31,029	24,752
Long-lived asset impairment	1,804	—
Restatement related charges	621	2,172
Restructuring and other charges	—	2,308
Interest expense	7,219	7,087
(Gain) loss on currency exchange rate remeasurement of intercompany balances	630	(1,462)
Loss on sale of business	—	111
Provision for income taxes	5,492	11,890
EBITDA, as adjusted	$50,733	$34,535

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with changes in foreign currency exchange rates due to our significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We currently do not have any derivative financial instruments outstanding to mitigate foreign currency risk. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency exchange rates that could potentially impact our future earnings and forecasted cash flows. We recorded foreign currency losses of $1.9 million and foreign currency gains of $1.3 million in our statements of operations during the three months ended March 31, 2018 and 2017, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Our material exchange rate exposure relates to intercompany loans to subsidiaries whose functional currency are the Brazilian Real and Canadian Dollar, which loans carried U.S. dollars balances of $17.3 million and $31.3 million, respectively, as of March 31, 2018. Foreign currency gains and losses included a translation loss of $0.6 million and a translation gain of $1.5 million during the three months ended March 31, 2018 and 2017, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recoded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Other than those noted below, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We adopted the new revenue guidance under Accounting Standards Update 606 (ASC 606) on January 1, 2018. The adoption of this guidance required the implementation of new accounting processes and procedures, which required us to update our internal controls over accounting for revenue recognition, including the adjustments to accumulated deficit required under the modified retrospective method of adoption, and the related disclosures required under the new guidance. As a result, we changed our internal controls to meet the new standard’s reporting and disclosure requirements.

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

Contemporaneously with filing the Form 8-K on April 26, 2016, we self-reported the errors and possible irregularities at Belleli EPC to the SEC. Since then, we have been cooperating with the SEC in its investigation of this matter, which has included responding to a subpoena for documents related to the restatement and of our compliance with the FCPA, which were also provided to the Department of Justice (“DOJ”) at its request. The SEC staff has notified us that they have concluded their investigation concerning our compliance with the FCPA and that they do not intend to recommend an enforcement action concerning our compliance with the FCPA. The DOJ has similarly informed us that it does not intend to proceed with any further investigation or enforcement. The SEC’s investigation related to the circumstances giving rise to the restatement is continuing, and we are presently unable to predict the duration, scope or results or whether the SEC will commence any legal action.

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table summarizes our repurchases of equity securities during the three months ended March 31, 2018:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
January 1, 2018 - January 31, 2018	953	$32.06	N/A	N/A
February 1, 2018 - February 28, 2018	208	27.06	N/A	N/A
March 1, 2018 - March 31, 2018	129,719	26.24	N/A	N/A
Total	130,880	$26.28	N/A	N/A
____________________

(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

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

Exterran Corporation

Date: May 3, 2018	By:	/s/ DAVID A. BARTA
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

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on From 8-K filed on April 30, 2018
10.1†*	Form of Award Notice and Agreement for Performance Units pursuant to the 2015 Stock Incentive Plan
10.2†*	Form of Award Notice and Agreement for Restricted Stock pursuant to the 2015 Stock Incentive Plan
10.3†*	Form of Award Notice and Agreement for Stock-Settled Restricted Stock Units pursuant to the 2015 Stock Incentive Plan
10.4†*	Form of Award Notice and Agreement for Cliff-Vested Restricted Stock pursuant to the 2015 Stock Incentive Plan
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
________________________________

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.