Form 10-Q
period 2018-06-30
Exterran Corp
filed 2018-08-07
CIK 1635881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018
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

Number of shares of the common stock of the registrant outstanding as of July 31, 2018: 36,125,135 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS

Current assets:
Cash and cash equivalents	$18,192	$49,145
Restricted cash	546	546
Accounts receivable, net of allowance of $5,829 and $5,388, respectively	261,914	266,052
Inventory, net (Note 4)	161,208	107,909
Costs and estimated earnings in excess of billings on uncompleted contracts	—	40,695
Contract assets (Note 2)	72,374	—
Other current assets	30,104	38,707
Current assets held for sale (Note 6)	—	15,761
Current assets associated with discontinued operations (Note 3)	15,029	23,751
Total current assets	559,367	542,566
Property, plant and equipment, net (Note 5)	838,055	822,279
Deferred income taxes	12,477	10,550
Intangible and other assets, net	100,958	76,980
Long-term assets held for sale (Note 6)	—	4,732
Long-term assets associated with discontinued operations (Note 3)	2,577	3,700
Total assets	$1,513,434	$1,460,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$190,613	$148,744
Accrued liabilities	112,512	114,336
Deferred revenue	—	23,902
Billings on uncompleted contracts in excess of costs and estimated earnings	—	89,565
Contract liabilities (Note 2)	105,298	—
Current liabilities associated with discontinued operations (Note 3)	20,705	31,971
Total current liabilities	429,128	408,518
Long-term debt (Note 7)	401,119	368,472
Deferred income taxes	6,206	9,746
Long-term deferred revenue	—	92,485
Long-term contract liabilities (Note 2)	85,062	—
Other long-term liabilities	39,073	20,272
Long-term liabilities associated with discontinued operations (Note 3)	5,895	6,528
Total liabilities	966,483	906,021
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 36,740,016 and 36,193,930 shares issued, respectively	367	362
Additional paid-in capital	746,780	739,164
Accumulated deficit	(228,119)	(223,510)
Treasury stock — 618,919 and 453,178 common shares, at cost, respectively	(10,418)	(6,937)
Accumulated other comprehensive income	38,341	45,707
Total stockholders’ equity	546,951	554,786
Total liabilities and stockholders’ equity	$1,513,434	$1,460,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues (Note 2):
Contract operations	$91,487	$95,341	$187,980	$187,386
Aftermarket services	32,267	24,244	58,638	46,768
Product sales	219,717	198,116	447,236	328,972
	343,471	317,701	693,854	563,126
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	32,372	34,691	67,757	65,489
Aftermarket services	23,706	17,278	42,603	33,890
Product sales	191,762	178,025	392,098	297,562
Selling, general and administrative	44,382	44,564	88,624	88,975
Depreciation and amortization	30,184	26,348	61,213	51,100
Long-lived asset impairment (Note 9)	—	—	1,804	—
Restatement related charges (recoveries), net (Note 10)	(597)	(1,158)	24	1,014
Restructuring and other charges (Note 11)	1,422	310	1,422	2,618
Interest expense	6,883	12,382	14,102	19,469
Other (income) expense, net	5,204	2,731	6,624	912
	335,318	315,171	676,271	561,029
Income before income taxes	8,153	2,530	17,583	2,097
Provision for (benefit from) income taxes (Note 12)	9,622	(640)	15,114	11,250
Income (loss) from continuing operations	(1,469)	3,170	2,469	(9,153)
Income from discontinued operations, net of tax (Note 3)	1,544	374	2,943	33,018
Net income	$75	$3,544	$5,412	$23,865

Basic net income per common share (Note 14):
Income (loss) from continuing operations per common share	$(0.04)	$0.09	$0.07	$(0.26)
Income from discontinued operations per common share	0.04	0.01	0.08	0.94
Net income per common share	$—	$0.10	$0.15	$0.68

Diluted net income per common share (Note 14):
Income (loss) from continuing operations per common share	$(0.04)	$0.09	$0.07	$(0.26)
Income from discontinued operations per common share	0.04	0.01	0.08	0.94
Net income per common share	$—	$0.10	$0.15	$0.68

Weighted average common shares outstanding used in net income per common share (Note 14):
Basic	35,455	35,018	35,376	34,913
Diluted	35,455	35,094	35,446	34,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$75	$3,544	$5,412	$23,865
Other comprehensive loss:
Foreign currency translation adjustment	(8,123)	(2,669)	(7,366)	(1,026)
Comprehensive income (loss)	$(8,048)	$875	$(1,954)	$22,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2018	$362	$739,164	$(223,510)	$(6,937)	$45,707	$554,786
Cumulative-effect adjustment from adoption of ASC Topic 606 (Note 1)			(10,021)			(10,021)
Net income			5,412			5,412
Options exercised		563				563
Foreign currency translation adjustment					(7,366)	(7,366)
Treasury stock purchased				(3,481)		(3,481)
Stock-based compensation, net of forfeitures	5	7,053				7,058
Balance, June 30, 2018	$367	$746,780	$(228,119)	$(10,418)	$38,341	$546,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$5,412	$23,865
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	61,213	51,100
Long-lived asset impairment	1,804	—
Amortization of deferred financing costs	1,342	3,375
Income from discontinued operations, net of tax	(2,943)	(33,018)
Provision for doubtful accounts	606	953
Gain on sale of property, plant and equipment	(348)	(1,245)
(Gain) loss on remeasurement of intercompany balances	4,081	(26)
Loss on sale of business	1,714	111
Stock-based compensation expense	7,058	8,561
Deferred income tax benefit	(3,366)	(7,081)
Changes in assets and liabilities:
Accounts receivable and notes	(3,875)	(40,893)
Inventory	(70,126)	6,001
Costs and estimated earnings versus billings on uncompleted contracts	—	31,841
Contract assets	(21,582)	—
Other current assets	9,325	(5,901)
Accounts payable and other liabilities	39,587	23,313
Deferred revenue	—	(5,338)
Contract liabilities	(3,746)	—
Other	1,984	(14)
Net cash provided by continuing operations	28,140	55,604
Net cash provided by discontinued operations	881	2,498
Net cash provided by operating activities	29,021	58,102

Cash flows from investing activities:
Capital expenditures	(94,234)	(44,216)
Proceeds from sale of property, plant and equipment	2,372	6,427
Proceeds from sale of business	5,000	894
Net cash used in continuing operations	(86,862)	(36,895)
Net cash provided by discontinued operations	66	19,164
Net cash used in investing activities	(86,796)	(17,731)

Cash flows from financing activities:
Proceeds from borrowings of debt	255,000	488,000
Repayments of debt	(222,758)	(463,877)
Cash transfer to Archrock, Inc. (Note 15)	—	(44,720)
Payment for debt issuance costs	(47)	(7,606)
Proceeds from stock options exercised	563	684
Purchases of treasury stock	(3,481)	(3,124)
Net cash provided by (used in) financing activities	29,277	(30,643)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,455)	(42)
Net increase (decrease) in cash, cash equivalents and restricted cash	(30,953)	9,686
Cash, cash equivalents and restricted cash at beginning of period	49,691	36,349
Cash, cash equivalents and restricted cash at end of period	$18,738	$46,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Basis of Presentation

Description of Business

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a global systems and process company offering solutions in the oil, gas, water and power markets. We are a leader in natural gas processing and treatment and compression products and services, providing critical midstream infrastructure solutions to customers throughout the world. Outside the United States of America (“U.S.”), we are a leading provider of full-service natural gas contract compression, and a supplier of aftermarket parts and services. We provide these products and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. We operate in three primary business lines: contract operations, aftermarket services and product sales.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The update outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On January 1, 2018, we adopted this update using the modified retrospective approach to all contracts that were not completed as of January 1, 2018. As a result of this adoption, we recorded a net increase to the accumulated deficit of $10.0 million as of January 1, 2018 and an increase of $3.5 million in revenue for the six months ended June 30, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 2 for the required disclosures related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. On January 1, 2018, we adopted this update retrospectively. As a result of this adoption, $0.7 million of restricted cash has been included in the cash and cash equivalent balances in the statement of cash flows for the prior year period. At December 31, 2017, the $49.7 million of cash, cash equivalents and restricted cash on our statement of cash flows is composed of $49.1 million of cash and cash equivalents and $0.5 million of restricted cash. At June 30, 2018, the $18.7 million of cash, cash equivalents and restricted cash on our statement of cash flows is composed of $18.2 million of cash and cash equivalents and $0.5 million of restricted cash. The impact of this adoption was immaterial to our financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations. The update also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting will be similar to the current model except for changes made to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance will be replaced with a new model applicable to both lessees and lessors. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Adoption will require a modified retrospective approach beginning with the earliest period presented. In preparation for our adoption of the new standard, we are analyzing and updating data previously collected to evaluate the impact the adoption will have on our financial statements. Additionally, we are assessing our use of practical expedients and the systems required to capture the increased reporting and disclosure requirements.

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

Note 2 - Revenue

On January 1, 2018, we adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of the date of adoption. For contracts that were modified before the effective date, we reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with a Topic 606 practical expedient. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded a net increase to accumulated deficit of $10.0 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606. Revenues for the three and six months ended June 30, 2018 increased by $2.6 million and $3.5 million, respectively, as a result of adopting Topic 606.

Disaggregation of Revenue

The following tables present disaggregated revenue by products and services lines and by geographical regions for the three and six months ended June 30, 2018 (in thousands):

Revenue by Products and Services	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Contract Operations Segment:
Contract operations services (1)	$91,487	$187,980

Aftermarket Services Segment:
Operation and maintenance services (1)	$14,722	$28,597
Part sales (2)	11,077	20,210
Other services (1)	6,468	9,831
Total aftermarket services	$32,267	$58,638

Product Sales Segment:
Compression equipment (1)	$129,436	$260,995
Processing and treating equipment (1)	79,407	165,522
Production equipment (2)	6,782	14,780
Other product sales (1) (2)	4,092	5,939
Total product sales revenues	$219,717	$447,236

Total revenues	$343,471	$693,854

(1)	Revenue recognized over time.

(2)	Revenue recognized at a point in time.

Revenue by Geographical Regions	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
North America	$222,357	$454,205
Latin America	72,638	140,589
Middle East and Africa	31,353	57,478
Asia Pacific	17,123	41,582
Total revenues	$343,471	$693,854

The North America region is primarily comprised of our operations in Mexico and the U.S. The Latin America region is primarily comprised of our operations in Argentina, Bolivia and Brazil. The Middle East and Africa region is primarily comprised of our operations in Bahrain, Iraq, Oman, Nigeria and the United Arab Emirates. The Asia Pacific region is primarily comprised of our operations in China, Indonesia, Thailand and Singapore.

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

We generally enter into contracts with our contract operations customers with initial terms ranging between three to five years, and in some cases, in excess of 10 years. In many instances, we are able to renew those contracts prior to the expiration of the initial term and in other instances, we may sell the underlying assets to our customers pursuant to purchase options or negotiated sale. As of June 30, 2018, we had contract operation services contracts with unsatisfied performance obligations (commonly referred to as backlog) extending through the year 2028. The total aggregate transaction price allocated to the unsatisfied performance obligations as of June 30, 2018 was approximately $1.4 billion, of which approximately $139 million is expected to be recognized during the remainder of 2018 and approximately $260 million is expected to be recognized in 2019. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past.

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

Other services: Within our aftermarket services segment we also provide a wide variety of other services such as overhaul, commissioning, upgrade and reconfiguration services on customer-owned equipment. Overhaul services provided to customers are intended to return the major components to a “like new” condition without significantly modifying the applications for which the units were designed. Commissioning services that we provide to our customers generally include supervision and the introduction of fluids or gases into the systems to test vibrations, pressures and temperatures to ensure that customer-owned equipment is operating properly and is ready for start-up. Upgrade and reconfiguration services modify the operating parameters of customer-owned equipment such that the equipment can be used in applications for which it previously was not suited. Generally, the wide array of other services provided within the aftermarket services segment are expected to be completed within a six month period. Individually these services are generally distinct within the context of the contract and are not highly interdependent or interrelated with other service offerings. We recognize revenue from these services over time based on the proportion of labor hours expended to the total labor hours expected to complete the contract performance obligation. Our contracts generally require customers to pay a service fee that is either fixed or on a time and materials basis, which may include progress billings.

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

Processing and treating equipment: Processing and treating equipment sold to our customers consists of custom-engineered processing and treating plants, such as refrigeration, amine, cryogenic and natural gas processing plants. The manufacturing of processing and treating equipment generally represents a single performance obligation within the context of the contract. We recognize revenue from the sale of processing and treating equipment over time based on the proportion of labor hours expended to the total labor hours expected to complete the contract performance obligation. Processing and treating equipment manufactured for our customers are specifically designed and engineered to our customers’ specification and do not have an alternative use to us. Our contracts include a fixed fee and require our customers to make progress payments based on our completion of contractual milestones during the life cycle of the manufacturing process. Our contracts provide us with an enforceable right to payment for work performed to date. Components of variable considerations exist in certain of our contracts and may include unpriced change orders, liquidated damages and performance bonuses or penalties. Typically, we expect the manufacturing of our processing and treating equipment to be completed within a six to 24 month period.

Production equipment: In June 2018, we completed the sale of our North America production equipment assets (“PEQ assets”), which included $12.0 million in unsatisfied performance obligations. See Note 6 for further details on the sale of our PEQ assets. We previously manufactured standard production equipment used for processing wellhead production from onshore or shallow-water offshore platform production. The manufacturing of production equipment generally represented a single performance obligation within the context of the contract. We recognized revenue from the sale of production equipment at a point in time following the transfer of control of the equipment to the customer, which typically occurred upon completion of the manufactured equipment, depending on the terms of the underlying contract. Our contracts generally required customers to pay a fixed fee upon completion.

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

We provide assurance-type warranties on certain equipment in our product sales contracts. These warranties generally do not constitute a separate performance obligation. Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized, or in the period that a specific issue arises as to the functionality of a product. The determination of such reserves requires that we make estimates of expected costs to repair or to replace the products under warranty. The amounts of the reserves are based on established terms and our best estimate of the amounts necessary to settle future and existing claims on product sales as of the balance sheet date. If actual repair and replacement costs differ significantly from estimates, adjustments to recognize additional cost of sales may be required in future periods.

As of June 30, 2018, the total aggregate transaction price allocated to the unsatisfied performance obligations for product sales contracts was approximately $635 million, of which approximately $379 million is expected to be recognized during the remainder of 2018 and approximately $256 million is expected to be recognized in 2019. Our contracts are subject to cancellation or modification at the election of the customer; however, due to our enforceable right to payment for work performed, we have not been materially adversely affected by contract cancellations or modifications in the past.

Significant Estimates

The recognition of revenue over time based on the proportion of labor hours expended to the total labor hours expected to complete depends largely on our ability to make reasonable dependable estimates related to the extent of progress toward completion of the contract, contract revenues and contract costs. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known using the cumulative catch-up method. Due to the nature of some of our contracts, developing the estimates of costs often requires significant judgment. To calculate the proportion of labor hours expended to the total labor hours expected to complete the contract performance obligation, management uses significant judgment to estimate the number of total hours and profit expected for each project.

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

Contract Assets and Contract Liabilities

The following table provides information about accounts receivables, net, contract assets and contract liabilities from contracts with customers (in thousands):

	As of June 30, 2018	As of January 1, 2018
Accounts receivables, net	$261,914	$261,251
Contract assets and contract liabilities:
Current contract assets	72,374	50,824
Long-term contract assets	10,766	11,835
Current contract liabilities	105,298	112,244
Long-term contract liabilities	85,062	89,004

Accounts receivables are recorded when the right to consideration becomes unconditional. Our contract assets include amounts related to revenue that has been recognized in advance of billing the customer. The contract assets in our balance sheets include costs in excess of billings and unbilled receivables. When we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of the contract, we record a contract liability. Our contract liabilities include payments received in advance of performance under the contract. The contract liabilities in our balance sheets include billings in excess of costs and deferred revenue. Billings in excess of costs primarily relate to billings that have not been recognized as revenue on product sales jobs where the transfer of control to the customer occurs over time. Deferred revenue is primarily comprised of upfront billings on contract operations jobs and billings related to product sales jobs that have not begun where revenue is recognized over time. Upfront payments received from customers on contract operations jobs are generally deferred and amortized over the contract term as we perform our services and the customer receives and consumes the benefits of the services we provide. Contract assets and liabilities are reported in our balance sheets on a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.

During the six months ended June 30, 2018, revenue recognized from contract operations services included $10.4 million of revenue deferred in previous periods. Revenue recognized during the six months ended June 30, 2018 from product sales performance obligations partially satisfied in previous periods was $360.5 million, of which $78.4 million was included in billings in excess of costs at the beginning of the period. Additionally, during the six months ended June 30, 2018, we recognized $4.1 million in revenue from contract operations services performance obligations that were satisfied in a previous period. The increase in our contract assets during the six months ended June 30, 2018 was primarily driven by progression of product sales projects and the timing of milestone billings.

Costs to Fulfill a Contract

We capitalize costs incurred to fulfill our revenue contracts that (i) relate directly to the contract (ii) are expected to generate resources that will be used to satisfy the performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. As of June 30, 2018, we had capitalized fulfillment costs of $8.2 million related to contractual obligations incurred at the completion of the commissioning phase and prior to providing services on contracts within our contract operations segment. Contract fulfillment costs are expensed to cost of sales as we satisfy our performance obligations by transferring contract operation services to the customer. During the three and six months ended June 30, 2018, we recorded amortization expense for capitalized fulfillment costs of $0.5 million and $1.1 million, respectively. Capitalized fulfillment costs are included in intangible and other assets, net, in the balance sheets.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain commissions paid to internal sales representatives and third party agents meet the requirements to be capitalized. The amount capitalized for incremental costs to obtain contracts as of June 30, 2018 was $6.6 million. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract. Capitalized costs to obtain a contract are included in intangible and other assets, net, in the balance sheets and are amortized to selling, general and administrative expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. During the three and six months ended June 30, 2018, we recorded amortization expense for capitalized costs to obtain a contract of $0.4 million and $0.8 million, respectively.

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

Impact of New Revenue Recognition Guidance on Financial Statement Line Items

The following tables summarize the impacts of the adoption of the new revenue recognition guidance on our balance sheet as of June 30, 2018 and statements of operations and cash flows for the applicable periods during the three and six months ended June 30, 2018 (in thousands):

	June 30, 2018
	As Reported	Adjustments	Balances Without Adoption of Topic 606
ASSETS

Accounts receivable, net of allowance	$261,914	$221	$262,135
Inventory, net	161,208	1,183	162,391
Contract assets	72,374	(17,311)	55,063
Other current assets	30,104	9,160	39,264
Property, plant and equipment, net	838,055	1,942	839,997
Deferred income taxes	12,477	(1,571)	10,906
Intangible and other assets, net	100,958	(17,592)	83,366
Total assets	1,513,434	(23,968)	1,489,466

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued liabilities	$112,512	$(15,554)	$96,958
Contract liabilities	105,298	1,625	106,923
Deferred income taxes	6,206	(3,764)	2,442
Long-term contract liabilities	85,062	3,476	88,538
Other long-term liabilities	39,073	(18,076)	20,997
Total liabilities	966,483	(32,293)	934,190
Accumulated deficit	(228,119)	8,325	(219,794)
Total stockholders’ equity	546,951	8,325	555,276
Total liabilities and stockholders’ equity	1,513,434	(23,968)	1,489,466

The adoption of the new revenue recognition guidance resulted in increases in total assets and liabilities of $24.0 million and $32.3 million, respectively. This was primarily due to capitalized contract fulfillment and obtainment costs and related liabilities recorded associated with contracts within our contract operations segment.

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Adjustments	Balances Without Adoption of Topic 606	As Reported	Adjustments	Balances Without Adoption of Topic 606
Revenues:
Contract operations	$91,487	$(690)	$90,797	$187,980	$(1,459)	$186,521
Aftermarket services	32,267	(1,909)	30,358	58,638	(2,079)	56,559
Cost of sales (excluding depreciation and amortization expense):
Contract operations	32,372	(501)	31,871	67,757	(1,101)	66,656
Aftermarket services	23,706	(1,363)	22,343	42,603	(1,406)	41,197
Selling, general and administrative	44,382	6,627	51,009	88,624	6,627	95,251
Depreciation and amortization	30,184	(659)	29,525	61,213	(1,368)	59,845
Income before income taxes	8,153	(6,703)	1,450	17,583	(6,290)	11,293
Provision for income taxes	9,622	(5,334)	4,288	15,114	(4,594)	10,520
Income (loss) from continuing operations	(1,469)	(1,369)	(2,838)	2,469	(1,696)	773
Net income (loss)	75	(1,369)	(1,294)	5,412	(1,696)	3,716

Basic net income (loss) per common share	$—	$(0.04)	$(0.04)	$0.15	$(0.05)	$0.10
Diluted net income (loss) per common share	—	(0.04)	(0.04)	0.15	(0.05)	0.10

The adoption of the new revenue recognition guidance resulted in an increase in net income of $1.4 million and $1.7 million for the three and six months ended June 30, 2018, respectively. Most notably, costs to obtain a contract during the three and six months ended June 30, 2018 would have resulted in an increase in selling, general and administrative expense under previous accounting standards.

	Six Months Ended June 30, 2018
	As Reported	Adjustments	Balances Without Adoption of Topic 606
Cash flows from operating activities:
Net income	$5,412	$(1,696)	$3,716
Depreciation and amortization	61,213	(1,368)	59,845
Deferred income tax benefit	(3,366)	(4,594)	(7,960)
Changes in assets and liabilities:
Inventory	(70,126)	(1,059)	(71,185)
Contract assets	(21,582)	6,576	(15,006)
Other current assets	9,325	(4,401)	4,924
Accounts payable and other liabilities	39,587	4,887	44,474
Contract liabilities	(3,746)	171	(3,575)
Other	1,984	1,484	3,468
Net cash provided by continuing operations	28,140	—	28,140

The adoption of the new revenue recognition guidance resulted in offsetting shifts in cash flows within cash flows from operating activities and did not have an impact on our total cash flows from operations.

Note 3 - Discontinued Operations

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received an installment payment, including an annual charge, totaling $19.7 million during the six months ended June 30, 2017. As of June 30, 2018, the remaining principal amount due to us was approximately $17 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In accordance with the separation and distribution agreement from the Spin-off, a subsidiary of Archrock has the right to receive payments from our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”), based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our previously nationalized assets promptly after such amounts are collected by our subsidiaries. Pursuant to the separation and distribution agreement, we transferred cash of $19.7 million to Archrock during the six months ended June 30, 2017. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. See Note 15 for further discussion related to our contingent liability to Archrock.

In the first quarter of 2016, we began executing the exit of our Belleli EPC business that has historically been comprised of engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants in the Middle East (referred to as “Belleli EPC” or the “Belleli EPC business” herein) by ceasing the bookings of new orders. As of the fourth quarter of 2017, we had substantially exited our Belleli EPC business and, in accordance with GAAP, it is reflected as discontinued operations in our financial statements for all periods presented. Although we have reached mechanical completion on all remaining Belleli EPC contracts, we are still subject to risks and uncertainties potentially resulting from warranty obligations, customer or vendors claims against us, settlement of claims against customers, completion of demobilization activities and litigation developments. The facility previously utilized to manufacture products for our Belleli EPC business has been repurposed to manufacture product sales equipment. As such, certain personnel, buildings, equipment and other assets that were previously related to our Belleli EPC business remain a part of our continuing operations. As a result, activities associated with our ongoing operations at our repurposed facility are included in continuing operations.

The following table summarizes the operating results of discontinued operations (in thousands):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Venezuela	Belleli EPC	Total	Venezuela	Belleli EPC	Total
Revenue	$—	$2,915	$2,915	$—	$12,885	$12,885
Cost of sales (excluding depreciation and amortization expense)	—	2,808	2,808	—	8,064	8,064
Selling, general and administrative	29	127	156	32	1,520	1,552
Depreciation and amortization	—	52	52	—	3,099	3,099
Other (income) expense, net	—	(1,689)	(1,689)	—	970	970
Provision for (benefit from) income taxes	—	44	44	—	(1,174)	(1,174)
Income (loss) from discontinued operations, net of tax	$(29)	$1,573	$1,544	$(32)	$406	$374

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Venezuela	Belleli EPC	Total	Venezuela	Belleli EPC	Total
Revenue	$—	$7,882	$7,882	$—	$48,159	$48,159
Cost of sales (excluding depreciation and amortization expense)	—	5,211	5,211	—	26,063	26,063
Selling, general and administrative	61	187	248	65	2,506	2,571
Depreciation and amortization	—	480	480	—	4,227	4,227
Recovery attributable to expropriation	—	—	—	(16,514)	—	(16,514)
Restructuring and other charges	—	—	—	—	(439)	(439)
Other (income) expense, net	1	(1,090)	(1,089)	(3,157)	455	(2,702)
Provision for income taxes	—	89	89	—	1,935	1,935
Income (loss) from discontinued operations, net of tax	$(62)	$3,005	$2,943	$19,606	$13,412	$33,018

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	June 30, 2018			December 31, 2017
	Venezuela	Belleli EPC	Total	Venezuela	Belleli EPC	Total
Cash	$1	$—	$1	$3	$—	$3
Accounts receivable	—	6,022	6,022	—	14,770	14,770
Costs and estimated earnings in excess of billings on uncompleted contracts	—	8,549	8,549	—	7,786	7,786
Other current assets	3	454	457	2	1,190	1,192
Total current assets associated with discontinued operations	4	15,025	15,029	5	23,746	23,751
Property, plant and equipment, net	—	91	91	—	1,054	1,054
Intangible and other assets, net	—	2,486	2,486	—	2,646	2,646
Total assets associated with discontinued operations	$4	$17,602	$17,606	$5	$27,446	$27,451

Accounts payable	$—	$4,046	$4,046	$—	$9,253	$9,253
Accrued liabilities	63	11,726	11,789	59	15,617	15,676
Billings on uncompleted contracts in excess of costs and estimated earnings	—	4,870	4,870	—	7,042	7,042
Total current liabilities associated with discontinued operations	63	20,642	20,705	59	31,912	31,971
Other long-term liabilities	—	5,895	5,895	1	6,527	6,528
Total liabilities associated with discontinued operations	$63	$26,537	$26,600	$60	$38,439	$38,499

Note 4 - Inventory, net

Inventory, net of reserves, consisted of the following amounts (in thousands):

	June 30, 2018	December 31, 2017
Parts and supplies	$82,744	$79,803
Work in progress	54,906	21,853
Finished goods (1)	23,558	6,253
Inventory, net	$161,208	$107,909

(1)
The increase in finished goods inventory during the six months ended June 30, 2018 was primarily due to a nonmonetary agreement that we entered into with an existing customer to receive an idle processing and treating plant from the customer in exchange for an identical processing and treating plant to be manufactured by us. We recorded the finished goods inventory received and our corresponding liability to the customer at fair value based on the estimated resale price of the processing and treating plant received. The liability resulting from this transaction is included within accounts payable, trade, in our balance sheet and will be extinguished upon our delivery of the replacement processing and treating plant to the customer.

Note 5 - Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Compression equipment, facilities and other fleet assets (1)	$1,621,706	$1,577,052
Land and buildings	98,516	96,463
Transportation and shop equipment	81,968	82,240
Other	94,823	90,395
	1,897,013	1,846,150
Accumulated depreciation	(1,058,958)	(1,023,871)
Property, plant and equipment, net	$838,055	$822,279

(1)
In the fourth quarter of 2017, we evaluated the estimated useful lives and salvage values of our property, plant and equipment. As a result of this evaluation, we changed the useful lives and salvage values for our compression equipment from a maximum useful life of 30 years to 23 years and a maximum salvage value of 20% to 15% based on expected future use. During the three and six months ended June 30, 2018, we recorded increases in depreciation expense of $2.0 million and $5.1 million, respectively, as a result of these changes in useful lives and salvage values which impacted our diluted net income per share by $0.06 and $0.14, respectively.

Note 6 - Sale of PEQ Assets

In the fourth quarter of 2017, we classified certain current and long-term assets primarily related to inventory and property, plant and equipment, net, within our product sales business as assets held for sale in our balance sheets. In April 2018, we entered into a definitive agreement for the sale of these assets to Titan Production Equipment Acquisition, LLC, an affiliate of Castle Harlan, Inc. During the six months ended June 30, 2018, we recorded an additional impairment of $1.8 million to reduce these assets to their approximate fair values based on the expected net proceeds. The impairment charges are reflected in long-lived asset impairment in our statements of operations.

In June 2018, we completed the sale of our PEQ assets. The sale of our PEQ assets resulted in a loss of $1.7 million during the three and six months ended June 30, 2018, which is reflected in other (income), expense, net, in our statements of operations.

Note 7 - Debt

Debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Revolving credit facility due November 2020	$32,500	$—
8.125% senior notes due May 2025	375,000	375,000
Other debt	912	1,171
Unamortized deferred financing costs of 8.125% senior notes	(6,844)	(7,250)
Total debt	401,568	368,921
Less: Amounts due within one year (1)	(449)	(449)
Long-term debt	$401,119	$368,472

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

As of June 30, 2018, we had $32.5 million in outstanding borrowings and $57.3 million in outstanding letters of credit under our revolving credit facility. At June 30, 2018, taking into account guarantees through letters of credit, we had undrawn capacity of $590.2 million under our revolving credit facility. Our Credit Agreement limits our senior secured leverage ratio (as defined in the Credit Agreement) on the last day of the fiscal quarter to no greater than 2.75 to 1.0. As a result of this limitation, $566.3 million of the $590.2 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of June 30, 2018.

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

In connection with the issuance of the 2017 Notes, we incurred transaction costs of $8.1 million related to the issuance of the 2017 Notes. These costs are presented as a direct deduction from the carrying value of the 2017 Notes and are being amortized over the term of the 2017 Notes.

In April 2018, the 2017 Notes were exchanged for notes with substantially identical terms and registered under the Securities Act of 1933, as amended.

Note 8 - Fair Value Measurements

The accounting standard for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three categories:

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

Nonrecurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2018, with pricing levels as of the date of valuation (in thousands):

	Six Months Ended June 30, 2018
	(Level 1)	(Level 2)	(Level 3)
Impaired assets—assets held for sale (1)	$—	$—	$21,026
Long-term note receivable (2)	—	—	14,573

(1)	Our estimate of the fair value of the impaired PEQ assets, which were classified as assets held for sale as of March 31, 2018, was based on the expected net proceeds from the sale of the assets.

(2)	Our estimate of the fair value of a note receivable was discounted based on a settlement period of eight years and a discount rate of 5.2%.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables and debt. At June 30, 2018 and December 31, 2017, the estimated fair values of cash, restricted cash, receivables and payables approximated their carrying amounts as reflected in our balance sheets due to the short-term nature of these financial instruments.

The fair value of the 2017 Notes was estimated based on model derived calculations using market yields observed in active markets, which are Level 2 inputs. As of June 30, 2018 and December 31, 2017, the carrying amount of the 2017 Notes, excluding unamortized deferred financing costs, of $375.0 million was estimated to have a fair value of $399.0 million and $404.0 million, respectively. Due to the variable rate nature of our revolving credit facility, the carrying value as of June 30, 2018 approximated the fair value as the rate was comparable to the then-current market rate at which debt with similar terms could have been obtained.

Note 9 - Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

In the fourth quarter of 2017, we classified our PEQ assets primarily related to inventory and property, plant and equipment, net, within our product sales business as assets held for sale in our balance sheets. As described in Note 6, in June 2018, we completed the sale of our PEQ assets. During the six months ended June 30, 2018, we recorded an impairment of $1.8 million to reduce these assets to their approximate fair values based on the expected net proceeds.

Note 10 - Restatement Related Charges (Recoveries), net

During the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. We incurred restatement related charges of $1.6 million during the three months ended June 30, 2017, and $0.6 million and $3.8 million during the six months ended June 30, 2018 and 2017, respectively. The costs incurred were external costs associated with an SEC investigation and remediation activities related to the restatement of our financial statements. During the three and six months ended June 30, 2018 and 2017, we recorded recoveries from Archrock pursuant to the separation and distribution agreement of $0.6 million and $2.8 million, respectively, for previously incurred restatement related costs. We may incur additional cash expenditures related to external legal counsel costs associated with an ongoing SEC investigation surrounding the restatement of our financial statements, of which a portion may be recoverable from Archrock.

The following table summarizes the changes to our accrued liability balance related to restatement charges, net, for the six months ended June 30, 2017 and 2018 (in thousands):

Restatement Related Charges
Beginning balance at January 1, 2017	$2,212
Additions for costs expensed, net	1,014
Reductions for payments, net	(1,472)
Ending balance at June 30, 2017	$1,754

Beginning balance at January 1, 2018	$579
Additions for costs expensed, net	24
Reductions for payments, net	(367)
Ending balance at June 30, 2018	$236

The following table summarizes the components of charges included in restatement related charges (recoveries), net, in our statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
External accounting costs	$—	$108	$—	$754
External legal costs	—	1,449	533	2,692
Other	18	86	106	369
Recoveries from Archrock	(615)	(2,801)	(615)	(2,801)
Total restatement related charges (recoveries), net	$(597)	$(1,158)	$24	$1,014

Note 11 - Restructuring and Other Charges

In the second quarter of 2018, we initiated a relocation plan in the North America region to better align our contract operations business with our customers. As a result of this plan, during the three and six months ended June 30, 2018, we incurred restructuring and other charges of $1.4 million primarily related to employee termination benefits. As of June 30, 2018, the accrued liability balance related to this plan was $1.0 million. The charges incurred in conjunction with this relocation plan are included in restructuring and other charges in our statements of operations. We currently estimate that we will incur additional charges with respect to this relocation plan of approximately $1.5 million. We expect the majority of the estimated additional charges will result in cash expenditures.

In connection with the Spin-off, we incurred restructuring and other charges of $0.3 million during the six months ended June 30, 2017 primarily related to retention awards to certain employees. During the three months ended June 30, 2017, we recorded a restructuring benefit of $0.1 million related to changes in estimated retention awards to be paid for certain employees. Additionally, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities in the second quarter of 2015. We incurred restructuring and other charges associated with the cost reduction plan of $0.4 million and $2.4 million during the three and six months ended June 30, 2017, respectively, of which $0.4 million and $1.9 million, respectively, related to employee termination benefits. The charges incurred in conjunction with the Spin-off and cost reduction plan are reflected as restructuring and other charges in our statements of operations. In 2017, we completed restructuring activities related to the Spin-off and cost reduction plan.

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Retention awards to certain employees	$—	$(92)	$—	$253
Employee termination benefits	1,356	361	1,356	1,894
Other	66	41	66	471
Total restructuring and other charges	$1,422	$310	$1,422	$2,618

Note 12 - Provision for Income Taxes

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

The provision for income taxes for the three and six months ended June 30, 2018 includes $5.7 million related to income tax on income in Argentina recorded as a result of foreign exchange rate movements.

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

Note 13 - Stock-Based Compensation

Stock Options

Stock options are granted at fair market value at the grant date, are exercisable according to the vesting schedule established and generally expire no later than ten years after the grant date. Stock options generally vest one-third per year on each of the first three anniversaries of the grant date. There were no stock options granted during the six months ended June 30, 2018.

Restricted Stock, Restricted Stock Units and Performance Units

For grants of restricted stock, restricted stock units and performance units, we recognize compensation expense over the applicable vesting period equal to the fair value of our common stock at the grant date. Grants of restricted stock, restricted stock units and performance units generally vest one third per year on each of the first three anniversaries of the grant date. Certain grants of restricted stock vest on the third anniversary of the grant date and certain grants of performance units vest on the second anniversary of the grant date.

The table below presents the changes in restricted stock, restricted stock units and performance units for our common stock during the six months ended June 30, 2018.

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2018	1,165	$23.93
Granted	558	26.25
Vested	(444)	23.24
Cancelled	(75)	25.36
Non-vested awards, June 30, 2018	1,204	25.17

As of June 30, 2018, we estimate $24.7 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance units issued to our employees to be recognized over the weighted-average vesting period of 1.8 years.

Note 14 - Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Under the two-class method, basic net income (loss) per common share is determined by dividing net income (loss) after deducting amounts allocated to participating securities, by the weighted average number of common shares outstanding for the period. Participating securities include unvested restricted stock and restricted stock units that have non-forfeitable rights to receive dividends or dividend equivalents, whether paid or unpaid. During periods of net loss from continuing operations, no effect is given to participating securities because they do not have a contractual obligation to participate in our losses.

Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options to purchase common stock and non-participating restricted stock units, unless their effect would be anti-dilutive.

The following table presents a reconciliation of basic and diluted net income per common share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator for basic and diluted net income per common share:
Income (loss) from continuing operations	$(1,469)	$3,170	$2,469	$(9,153)
Income from discontinued operations, net of tax	1,544	374	2,943	33,018
Less: Net income attributable to participating securities	—	(102)	(143)	—
Net income — used in basic and diluted net income per common share	$75	$3,442	$5,269	$23,865

Weighted average common shares outstanding including participating securities	36,447	36,057	36,340	35,967
Less: Weighted average participating securities outstanding	(992)	(1,039)	(964)	(1,054)
Weighted average common shares outstanding — used in basic net income per common share	35,455	35,018	35,376	34,913
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	76	70	*
Weighted average common shares outstanding — used in diluted net income per common share	35,455	35,094	35,446	34,913

Net income per common share:
Basic	$—	$0.10	$0.15	$0.68
Diluted	$—	$0.10	$0.15	$0.68

*	Excluded from diluted net income per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income per common share as their inclusion would have been anti-dilutive for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value	35	48	35	49
On exercise of options and vesting of restricted stock units	66	—	—	86
Net dilutive potential common shares issuable	101	48	35	135

Note 15 - Commitments and Contingencies

Contingencies

See Note 3 for a discussion of our gain contingencies related to assets that were expropriated in Venezuela.

Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries until Archrock’s subsidiary has received an aggregate amount of such payments up to the lesser of (i) $125.8 million, plus the aggregate amount of all reimbursable expenses incurred by Archrock and its subsidiaries in connection with recovering any PDVSA Gas default installment payments following the completion of the Spin-off or (ii) $150.0 million. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. Pursuant to the separation and distribution agreement, we transferred cash of $19.7 million to Archrock during the six months ended June 30, 2017. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. As of June 30, 2018, the remaining principal amounts due to us from PDVSA Gas in respect of the sale of our previously nationalized assets and our joint ventures’ previously nationalized assets were approximately $17 million and $4 million, respectively. In subsequent periods, the recognition of a liability, if applicable, resulting from this contingency to Archrock is expected to impact equity, and as such, is not expected to have an impact on our statements of operations.

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of June 30, 2018 and December 31, 2017, we had accrued $2.7 million and $2.8 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

Contemporaneously with filing the Form 8-K on April 26, 2016, we self-reported the errors and possible irregularities at Belleli EPC to the SEC. Since then, we have been cooperating with the SEC in its investigation of this matter. The SEC’s investigation related to the circumstances giving rise to the restatement is continuing, and we are presently unable to predict the duration, scope or results or whether the SEC will commence any legal action.

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

Note 16 - Reportable Segments

Our chief operating decision maker manages business operations, evaluates performance and allocates resources based upon the type of product or service provided. We have three reportable segments: contract operations, aftermarket services and product sales. In our contract operations segment, we own and operate natural gas compression equipment and crude oil and natural gas production and processing equipment on behalf of our customers outside of the U.S. In our aftermarket services segment, we sell parts and components and provide operations, maintenance, overhaul, upgrade, commissioning and reconfiguration services to customers who own their own compression, production, processing, treating and related equipment. In our product sales segment, we design, engineer, manufacture, install and sell natural gas compression packages as well as equipment used in the treating and processing of crude oil and natural gas to our customers throughout the world and for use in our contract operations business line.

We evaluate the performance of our segments based on gross margin for each segment. Revenue only includes sales to external customers. We do not include intersegment sales when we evaluate our segments’ performance.

The following table presents revenue and other financial information by reportable segment for the three and six months ended June 30, 2018 and 2017 (in thousands):

Three Months Ended	Contract Operations	Aftermarket Services	Product Sales	Reportable Segments Total
June 30, 2018:
Revenue	$91,487	$32,267	$219,717	$343,471
Gross margin (1)	59,115	8,561	27,955	95,631
June 30, 2017:
Revenue	$95,341	$24,244	$198,116	$317,701
Gross margin (1)	60,650	6,966	20,091	87,707

Six Months Ended	Contract Operations	Aftermarket Services	Product Sales	Reportable Segments Total
June 30, 2018:
Revenue	$187,980	$58,638	$447,236	$693,854
Gross margin (1)	120,223	16,035	55,138	191,396
June 30, 2017:
Revenue	$187,386	$46,768	$328,972	$563,126
Gross margin (1)	121,897	12,878	31,410	166,185
________________________________

(1)	Gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense).

The following table reconciles income before income taxes to total gross margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income before income taxes	$8,153	$2,530	$17,583	$2,097
Selling, general and administrative	44,382	44,564	88,624	88,975
Depreciation and amortization	30,184	26,348	61,213	51,100
Long-lived asset impairment	—	—	1,804	—
Restatement related charges (recoveries), net	(597)	(1,158)	24	1,014
Restructuring and other charges	1,422	310	1,422	2,618
Interest expense	6,883	12,382	14,102	19,469
Other (income) expense, net	5,204	2,731	6,624	912
Total gross margin	$95,631	$87,707	$191,396	$166,185

Note 17 - Supplemental Guarantor Financial Information

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. (together, the “Issuers”) issued the 2017 Notes, which consists of $375.0 million aggregate principal amount senior unsecured notes. In April 2018, the 2017 Notes were exchanged for notes with substantially identical terms and registered under the Securities Act of 1933, as amended. The 2017 Notes were, and the exchange notes issued in April 2018 are, fully and unconditionally guaranteed on a joint and several senior unsecured basis by Exterran Corporation (the “Parent Guarantor” or “Parent”). All other consolidated subsidiaries of Exterran are collectively referred to as the “Non-Guarantor Subsidiaries.” As a result of the Parent’s guarantee, we are presenting the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. These schedules are presented using the equity method of accounting for all periods presented. For purposes of the following condensed consolidating financial information, the Parent Guarantor’s investments in its subsidiaries, the Issuers’ investments in the Non-Guarantors Subsidiaries and the Non-Guarantor Subsidiaries’ investments in the Issuers are accounted for under the equity method of accounting. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

Condensed Consolidating Balance Sheet
June 30, 2018
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
ASSETS

Cash and cash equivalents	$84	$808	$17,300	$—	$18,192
Restricted cash	—	—	546	—	546
Accounts receivable, net	—	114,909	147,005	—	261,914
Inventory, net	—	100,524	60,684	—	161,208
Contract assets	—	44,327	28,047	—	72,374
Intercompany receivables	—	185,531	362,879	(548,410)	—
Other current assets	—	7,860	22,244	—	30,104
Current assets associated with discontinued operations	—	—	15,029	—	15,029
Total current assets	84	453,959	653,734	(548,410)	559,367
Property, plant and equipment, net	—	268,484	569,571	—	838,055
Investment in affiliates	548,122	829,223	(281,101)	(1,096,244)	—
Deferred income taxes	—	5,488	6,989	—	12,477
Intangible and other assets, net	—	27,214	73,744	—	100,958
Long-term assets associated with discontinued operations	—	—	2,577	—	2,577
Total assets	$548,206	$1,584,368	$1,025,514	$(1,644,654)	$1,513,434

LIABILITIES AND EQUITY

Accounts payable, trade	$—	$151,622	$38,991	$—	$190,613
Accrued liabilities	—	38,453	74,059	—	112,512
Contract liabilities	—	65,707	39,591	—	105,298
Intercompany payables	1,255	362,879	184,276	(548,410)	—
Current liabilities associated with discontinued operations	—	—	20,705	—	20,705
Total current liabilities	1,255	618,661	357,622	(548,410)	429,128
Long-term debt	—	401,119	—	—	401,119
Deferred income taxes	—	—	6,206	—	6,206
Long-term contract liabilities	—	7,001	78,061	—	85,062
Other long-term liabilities	—	9,465	29,608	—	39,073
Long-term liabilities associated with discontinued operations	—	—	5,895	—	5,895
Total liabilities	1,255	1,036,246	477,392	(548,410)	966,483
Total Equity	546,951	548,122	548,122	(1,096,244)	546,951
Total liabilities and equity	$548,206	$1,584,368	$1,025,514	$(1,644,654)	$1,513,434

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

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2018
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Revenues	$—	$240,333	$123,301	$(20,163)	$343,471
Cost of sales (excluding depreciation and amortization expense)	—	198,589	69,414	(20,163)	247,840
Selling, general and administrative	352	21,152	22,878	—	44,382
Depreciation and amortization	—	8,688	21,496	—	30,184
Restatement related recoveries, net	—	(597)	—	—	(597)
Restructuring and other charges	—	—	1,422	—	1,422
Interest expense	—	5,284	1,599	—	6,883
Intercompany charges, net	—	1,348	(1,348)	—	—
Equity in (income) loss of affiliates	(274)	423	(12,488)	12,339	—
Other (income) expense, net	(153)	(1,320)	6,677	—	5,204
Income before income taxes	75	6,766	13,651	(12,339)	8,153
Provision for (benefit from) income taxes	—	(5,299)	3,130	11,791	9,622
Income (loss) from continuing operations	75	12,065	10,521	(24,130)	(1,469)
Income from discontinued operations, net of tax	—	—	1,544	—	1,544
Net income	75	12,065	12,065	(24,130)	75
Other comprehensive loss	(8,123)	(8,123)	(8,123)	16,246	(8,123)
Comprehensive income (loss) attributable to Exterran stockholders	$(8,048)	$3,942	$3,942	$(7,884)	$(8,048)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2017
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Revenues	$—	$227,755	$124,597	$(34,651)	$317,701
Cost of sales (excluding depreciation and amortization expense)	—	193,938	70,707	(34,651)	229,994
Selling, general and administrative	209	21,910	22,445	—	44,564
Depreciation and amortization	—	8,940	17,408	—	26,348
Restatement related recoveries, net	—	(1,143)	(15)	—	(1,158)
Restructuring and other charges	—	(1,376)	1,686	—	310
Interest expense	—	10,061	2,321	—	12,382
Intercompany charges, net	—	1,521	(1,521)	—	—
Equity in (income) loss of affiliates	(3,753)	(3,678)	7,257	174	—
Other (income) expense, net	—	146	2,585	—	2,731
Income (loss) before income taxes	3,544	(2,564)	1,724	(174)	2,530
Provision for (benefit from) income taxes	—	1,017	5,676	(7,333)	(640)
Income (loss) from continuing operations	3,544	(3,581)	(3,952)	7,159	3,170
Income from discontinued operations, net of tax	—	—	374	—	374
Net income (loss)	3,544	(3,581)	(3,578)	7,159	3,544
Other comprehensive loss	(2,669)	(2,669)	(2,669)	5,338	(2,669)
Comprehensive income (loss) attributable to Exterran stockholders	$875	$(6,250)	$(6,247)	$12,497	$875

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2018
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Revenues	$—	$498,649	$239,692	$(44,487)	$693,854
Cost of sales (excluding depreciation and amortization expense)	—	416,753	130,192	(44,487)	502,458
Selling, general and administrative	635	42,117	45,872	—	88,624
Depreciation and amortization	—	18,015	43,198	—	61,213
Long-lived asset impairment	—	1,804	—	—	1,804
Restatement related charges, net	—	24	—	—	24
Restructuring and other charges	—	—	1,422	—	1,422
Interest expense	—	12,497	1,605	—	14,102
Intercompany charges, net	—	3,073	(3,073)	—	—
Equity in income of affiliates	(5,894)	(9,631)	(9,842)	25,367	—
Other (income) expense, net	(153)	(1,369)	8,146	—	6,624
Income before income taxes	5,412	15,366	22,172	(25,367)	17,583
Provision for (benefit from) income taxes	—	(4,107)	5,642	13,579	15,114
Income from continuing operations	5,412	19,473	16,530	(38,946)	2,469
Income from discontinued operations, net of tax	—	—	2,943	—	2,943
Net income	5,412	19,473	19,473	(38,946)	5,412
Other comprehensive loss	(7,366)	(7,366)	(7,366)	14,732	(7,366)
Comprehensive income (loss) attributable to Exterran stockholders	$(1,954)	$12,107	$12,107	$(24,214)	$(1,954)

Condensed Consolidating Statement of Operations and Comprehensive Income
Six Months Ended June 30, 2017
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Revenues	$—	$378,112	$241,665	$(56,651)	$563,126
Cost of sales (excluding depreciation and amortization expense)	—	321,106	132,486	(56,651)	396,941
Selling, general and administrative	1,701	43,393	43,881	—	88,975
Depreciation and amortization	—	16,740	34,360	—	51,100
Restatement related charges (recoveries), net	—	1,029	(15)	—	1,014
Restructuring and other charges	—	1,679	939	—	2,618
Interest expense	—	17,272	2,197	—	19,469
Intercompany charges, net	—	3,653	(3,653)	—	—
Equity in (income) loss of affiliates	(25,566)	(61,469)	27,913	59,122	—
Other (income) expense, net	—	(2,007)	2,919	—	912
Income before income taxes	23,865	36,716	638	(59,122)	2,097
Provision for income taxes	—	3,161	100	7,989	11,250
Income (loss) from continuing operations	23,865	33,555	538	(67,111)	(9,153)
Income from discontinued operations, net of tax	—	—	33,018	—	33,018
Net income	23,865	33,555	33,556	(67,111)	23,865
Other comprehensive loss	(1,026)	(1,026)	(1,026)	2,052	(1,026)
Comprehensive income attributable to Exterran stockholders	$22,839	$32,529	$32,530	$(65,059)	$22,839

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(279)	$(33,278)	$61,697	$—	$28,140
Net cash provided by discontinued operations	—	—	881	—	881
Net cash provided by (used in) operating activities	(279)	(33,278)	62,578	—	29,021

Cash flows from investing activities:
Capital expenditures	—	(27,737)	(66,497)	—	(94,234)
Proceeds from sale of property, plant and equipment	—	45	2,327	—	2,372
Proceeds from sale of business	—	5,000	—	—	5,000
Intercompany transfers	—	34	(3,272)	3,238	—
Net cash used in continuing operations	—	(22,658)	(67,442)	3,238	(86,862)
Net cash provided by discontinued operations	—	—	66	—	66
Net cash used in investing activities	—	(22,658)	(67,376)	3,238	(86,796)

Cash flows from financing activities:
Proceeds from borrowings of debt	—	255,000	—	—	255,000
Repayments of debt	—	(222,758)	—	—	(222,758)
Intercompany transfers	(34)	3,272	—	(3,238)	—
Payments for debt issuance costs	—	(47)	—	—	(47)
Proceeds from stock options exercised	—	563	—	—	563
Purchases of treasury stock	—	(3,481)	—	—	(3,481)
Net cash provided by (used in) financing activities	(34)	32,549	—	(3,238)	29,277

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(2,455)	—	(2,455)
Net decrease in cash, cash equivalents and restricted cash	(313)	(23,387)	(7,253)	—	(30,953)
Cash, cash equivalents and restricted cash at beginning of period	397	24,195	25,099	—	49,691
Cash, cash equivalents and restricted cash at end of period	$84	$808	$17,846	$—	$18,738

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2017
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(286)	$18,091	$37,799	$—	$55,604
Net cash provided by discontinued operations	—	—	2,498	—	2,498
Net cash provided by (used in) operating activities	(286)	18,091	40,297	—	58,102

Cash flows from investing activities:
Capital expenditures	—	(17,999)	(26,217)	—	(44,216)
Proceeds from sale of property, plant and equipment	—	1,930	4,497	—	6,427
Proceeds from sale of business	—	894	—	—	894
Intercompany transfers	—	(757)	(36,494)	37,251	—
Net cash used in continuing operations	—	(15,932)	(58,214)	37,251	(36,895)
Net cash provided by discontinued operations	—	—	19,164	—	19,164
Net cash used in investing activities	—	(15,932)	(39,050)	37,251	(17,731)

Cash flows from financing activities:
Proceeds from borrowings of debt	—	488,000	—	—	488,000
Repayments of debt	—	(463,877)	—	—	(463,877)
Intercompany transfers	757	36,494	—	(37,251)	—
Cash transfer to Archrock, Inc.	—	(44,720)	—	—	(44,720)
Payments for debt issuance costs	—	(7,606)	—	—	(7,606)
Proceeds from stock options exercised	—	684	—	—	684
Purchases of treasury stock	—	(3,124)	—	—	(3,124)
Net cash provided by (used in) financing activities	757	5,851	—	(37,251)	(30,643)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(42)	—	(42)
Net increase in cash, cash equivalents and restricted cash	471	8,010	1,205	—	9,686
Cash, cash equivalents and restricted cash at beginning of period	131	16,645	19,573	—	36,349
Cash, cash equivalents and restricted cash at end of period	$602	$24,655	$20,778	$—	$46,035

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

•	changes in currency exchange rates, including the risk of currency devaluations by foreign governments, and restrictions on currency repatriation;

•	risks associated with cyber-based attacks or network security breaches;

•
changes in international trade relationships, including the imposition of trade restrictions or tariffs relating to any materials or products (such as aluminum and steel) used in the operation of our business;

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

General

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a global systems and process company offering solutions in the oil, gas, water and power markets. We are a leader in natural gas processing and treatment and compression products and services, providing critical midstream infrastructure solutions to customers throughout the world. Outside the United States of America (“U.S.”), we are a leading provider of full-service natural gas contract compression, and a supplier of aftermarket parts and services. Our manufacturing facilities are located in the U.S., Singapore and the United Arab Emirates.

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

In our contract operations business line, we own and operate natural gas compression equipment and crude oil and natural gas production and processing equipment on behalf of our customers outside of the U.S. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul, upgrade, commissioning and reconfiguration services to customers who own their own compression, production, processing, treating and related equipment. In our product sales business line, we design, engineer, manufacture, install and sell natural gas compression packages as well as equipment used in the treating and processing of crude oil and natural gas to our customers throughout the world and for use in our contract operations business line. We also offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as integrated projects.

Our chief operating decision maker manages business operations, evaluates performance and allocates resources based on the Company’s three primary business lines, which are also referred to as our segments. In order to more efficiently and effectively identify and serve our customer needs, we classify our world-wide operations into four geographic regions. The North America region is primarily comprised of our operations in Mexico and the U.S. The Latin America region is primarily comprised of our operations in Argentina, Bolivia and Brazil. The Middle East and Africa region is primarily comprised of our operations in Bahrain, Iraq, Oman, Nigeria and the United Arab Emirates. The Asia Pacific region is primarily comprised of our operations in China, Indonesia, Thailand and Singapore.

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

Historically, oil, natural gas and natural gas liquids and the level of drilling and exploration activity in North America have been volatile. The Henry Hub spot price for natural gas was $2.96 per MMBtu at June 30, 2018, which was 20% and 1% lower than prices at December 31, 2017 and June 30, 2017, respectively, and the U.S. natural gas liquid composite price was $7.49 per MMBtu for the month of April 2018, which was 4% lower than the price for the month of December 2017 and 31% higher than prices for the month of June 2017. In addition, the West Texas Intermediate crude oil spot price as of June 30, 2018 was 23% and 61% higher than prices at December 31, 2017 and June 30, 2017, respectively. Increased stability of oil, natural gas and natural gas liquids prices in 2017 and thus far in 2018 has encouraged increased customer spending and investments in equipment that have led to increased activity and bookings in North America. Booking activity levels for our manufactured products in North America during the three months ended June 30, 2018 were $232.3 million, which represents an increase of 125% and a decrease of 10% compared to the three months ended December 31, 2017 and June 30, 2017, respectively, and our North America product sales backlog as of June 30, 2018 was $428.1 million, which represents an increase of 2% and a decrease of 4% compared to December 31, 2017 and June 30, 2017, respectively. Additionally, our North America contract operations services backlog as of June 30, 2018 was approximately $75 million. We believe that recent booking levels reflect the expectation that commodity prices will continue to remain above the low levels experienced in early 2016.

We expect that industry spending in international markets will increase in 2018. Longer-term fundamentals in our international markets partially depends on international oil and gas infrastructure projects, many of which are based on longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based on longer-term fundamentals that may be less tied to near term commodity prices than our North American customers. Over the long term, we believe the demand for our products and services in international markets will continue, and we expect to have opportunities to grow our international businesses. Booking activity levels for our manufactured products in international markets during the three months ended June 30, 2018 were $207.4 million, which represents increases of 1,996% and 789% compared to the three months ended December 31, 2017 and June 30, 2017, respectively, and our international product sales backlog as of June 30, 2018 was $206.8 million, which represents increases of 420% and 233% compared to December 31, 2017 and June 30, 2017, respectively. Additionally, as a result of recent booking activity levels for our contract operations services, our international contract operations services backlog as of June 30, 2018 grew to approximately $1.3 billion.

Aggregate booking activity levels for our manufactured products in North America and international markets during the three months ended June 30, 2018 were $439.7 million, which represents increases of 289% and 57% compared to the three months ended December 31, 2017 and June 30, 2017, respectively. Fluctuations in the size and timing of customers’ requests for bid proposals and awards of new contracts tend to create variability in booking activity levels from period to period.

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

Our level of capital spending largely depends on the demand for our contract operations services and the equipment required to provide such services to our customers. Based on the demand we see for contract operations, we anticipate investing more capital in our contract operations business in 2018 than we did in 2017. The increased investment during 2018 is driven by several large multi-year projects contracted in 2017 and 2018 that are scheduled to start earning revenue in 2018 and 2019.

Operating Highlights

The following table summarizes our product sales backlog (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017
Product Sales Backlog:
Compression equipment	$294,498	$254,745	$248,147
Processing and treating equipment	330,654	178,814	200,940
Production equipment (1)	—	14,138	36,782
Other product sales	9,741	13,349	20,662
Total product sales backlog	$634,893	$461,046	$506,531
___________________

(1)
In June 2018, we completed the sale of our North America production equipment assets (“PEQ assets”), which included $12.0 million in unsatisfied performance obligations (commonly referred to as backlog).

Financial Results of Operations

Summary of Results

As discussed in Note 3 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations and Belleli EPC business. Those results are reflected in discontinued operations for all periods presented.

Revenue.
Revenue during the three months ended June 30, 2018 and 2017 was $343.5 million and $317.7 million, respectively. The increase in revenue during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was caused by revenue increases in our product sales and aftermarket services segments, partially offset by a decrease in our contract operations segment.

Revenue during the six months ended June 30, 2018 and 2017 was $693.9 million and $563.1 million, respectively. The increase in revenue during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was caused by revenue increases in all three of our segments with a significant increase in revenue in our product sales segment.

Net income.
We generated net income of $0.1 million and $3.5 million during the three months ended June 30, 2018 and 2017, respectively. The decrease in net income during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to an increase in income tax expense, an increase in depreciation and amortization expense and a loss of $1.7 million on the sale of our PEQ assets in the current year period. These activities were partially offset by an increase in gross margin for our product sales segment and a decrease in interest expense.

We generated net income of $5.4 million and $23.9 million during the six months ended June 30, 2018 and 2017, respectively. The decrease in net income during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to a decrease in income from discontinued operations, net of tax, an increase in depreciation and amortization expense, an increase in income tax expense and a loss of $1.7 million on the sale of our PEQ assets in the current year period. These activities were partially offset by an increase in gross margin for our product sales segment and a decrease in interest expense. Net income during the six months ended June 30, 2018 and 2017 included income from discontinued operations, net of tax, of $2.9 million and $33.0 million, respectively. Income for discontinued operations, net of tax, for the six months ended June 30, 2017 was positively impacted by recoveries from liquidated damages releases and customer approved change orders related to Belleli EPC.

EBITDA, as adjusted.
Our EBITDA, as adjusted, was $51.2 million and $43.3 million during the three months ended June 30, 2018 and 2017, respectively. EBITDA, as adjusted, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 increased primarily due to an increase in gross margin for our product sales segment.

Our EBITDA, as adjusted, was $101.9 million and $77.9 million during the six months ended June 30, 2018 and 2017, respectively. EBITDA, as adjusted, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 increased primarily due to an increase in gross margin for our product sales segment. EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures” included elsewhere in this Quarterly Report.

The Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Contract Operations
(dollars in thousands)

	Three Months Ended June 30,
	2018	2017	Change	% Change
Revenue	$91,487	$95,341	$(3,854)	(4)%
Cost of sales (excluding depreciation and amortization expense)	32,372	34,691	(2,319)	(7)%
Gross margin	$59,115	$60,650	$(1,535)	(3)%
Gross margin percentage (1)	65%	64%	1%	2%
___________________
(1) Defined as gross margin divided by revenue.

The decrease in revenue during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to decreases in revenue of $4.3 million and $0.8 million in the North America region and Latin America region, respectively, partially offset by an increase in revenue of $1.3 million in the Middle East and Africa region. The decrease in the North America region was primarily driven by renegotiations on a contract extension that resulted in lower revenue in the current year period and a project that terminated operations in the first quarter of 2018. The increase in the Middle East and Africa region was primarily driven by a $2.4 million increase in revenue resulting from the start-up of projects that were not operating in the prior year period. Gross margin decreased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to the revenue decreases explained above. Gross margin percentage during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 remained relatively flat.

Aftermarket Services
(dollars in thousands)

	Three Months Ended June 30,
	2018	2017	Change	% Change
Revenue	$32,267	$24,244	$8,023	33%
Cost of sales (excluding depreciation and amortization expense)	23,706	17,278	6,428	37%
Gross margin	$8,561	$6,966	$1,595	23%
Gross margin percentage	27%	29%	(2)%	(7)%

The increase in revenue during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to increases in revenue of $5.1 million and $1.8 million in the Middle East and Africa region and Latin America region, respectively. The increase in revenue in the Middle East and Africa region was primarily driven by an increase in part sales. The increase in the Latin America region was primarily driven by an increase in commissioning services. Gross margin increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to the revenue increase explained above. The decrease in gross margin percentage during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily driven by an increase in part sales during the current year period.

Product Sales
(dollars in thousands)

	Three Months Ended June 30,
	2018	2017	Change	% Change
Revenue	$219,717	$198,116	$21,601	11%
Cost of sales (excluding depreciation and amortization expense)	191,762	178,025	13,737	8%
Gross margin	$27,955	$20,091	$7,864	39%
Gross margin percentage	13%	10%	3%	30%

The increase in revenue during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to increases in revenue of $28.9 million in the North America region and $5.3 million in the Asia Pacific region, partially offset by a decrease in revenue of $13.0 million in the Middle East and Africa region. The increase in revenue in the North America region was primarily due to increases of $27.7 million and $9.1 million in processing and treating equipment revenue and compression equipment revenue, respectively, partially offset by a decrease of $7.9 million in production equipment revenue. The increase in revenue in the Asia Pacific region was primarily due to an increase of $5.5 million in compression equipment revenue. The decrease in revenue in the Middle East and Africa region was primarily due to a decrease of $11.9 million in processing and treating equipment revenue. Gross margin and gross margin percentage increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to the revenue increase explained above and a shift in product mix in the North America region during the current year period.

Costs and Expenses
(dollars in thousands)

	Three Months Ended June 30,
	2018	2017	Change	% Change
Selling, general and administrative	$44,382	$44,564	$(182)	—%
Depreciation and amortization	30,184	26,348	3,836	15%
Restatement related charges (recoveries), net	(597)	(1,158)	561	(48)%
Restructuring and other charges	1,422	310	1,112	359%
Interest expense	6,883	12,382	(5,499)	(44)%
Other (income) expense, net	5,204	2,731	2,473	91%

Selling, general and administrative
Selling, general and administrative (“SG&A”) expense remained relatively flat during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. SG&A expense as a percentage of revenue was 13% and 14% during the three months ended June 30, 2018 and 2017, respectively.

Depreciation and amortization
Depreciation and amortization expense during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 increased primarily due to an increase in depreciation expense of $2.0 million for our compression equipment driven by policy changes relating to the useful lives and salvage values made in the fourth quarter of 2017. Additionally, depreciation expense of capitalized installation costs increased by $1.1 million primarily due to additional depreciation on projects that were not operating in the prior year period. Capitalized installation costs, included, among other things, civil engineering, piping, electrical instrumentation and project management costs.

Restatement related charges (recoveries), net
As discussed in Note 10 to the Financial Statements, during the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. During the three months ended June 30, 2017, we incurred $1.6 million of external costs associated with an SEC investigation and remediation activities related to the restatement of our financial statements. During the three months ended June 30, 2018 and 2017, we recorded recoveries from Archrock pursuant to the separation and distribution agreement of $0.6 million and $2.8 million, respectively, for previously incurred restatement related costs.

Restructuring and other charges
In the second quarter of 2018, we initiated a relocation plan in the North America region to better align our contract operations business with our customers. As a result of this plan, during the three months ended June 30, 2018, we incurred restructuring and other charges of $1.4 million primarily related to employee termination benefits.

In the second quarter of 2015, we announced a cost reduction plan, primarily focused on workforce reductions and the reorganization of certain facilities. As a result of this plan, during the three months ended June 30, 2017, we incurred restructuring and other charges of $0.4 million primarily related to employee termination benefits. Additionally, during the three months ended June 30, 2017, we recorded a restructuring benefit of $0.1 million related to changes in estimated retention awards to be paid for certain employees associated with the Spin-off. The charges incurred in conjunction with the relocation plan, cost reduction plan and Spin-off are included in restructuring and other charges in our statements of operations. See Note 11 to the Financial Statements for further discussion of these charges.

Interest expense
The decrease in interest expense during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to interest expense of $2.4 million recorded for the settling of non-income-based tax debt during the prior year period in connection with the Brazilian Tax Regularization Program, $1.7 million of unamortized deferred financing costs expensed in prior year period resulting from the repayment of the term loan facility and an increase in capitalized interest resulting from increased construction activities during the current year period. During the three months ended June 30, 2018 and 2017, the average daily outstanding borrowings of long-term debt were $436.7 million and $375.3 million, respectively. For further discussion on the Brazilian Tax Regularization Program, see Note 12 to the Financial Statements.

Other (income) expense, net
The change in other (income) expense, net, was primarily due to foreign currency losses of $3.8 million and $2.2 million during the three months ended June 30, 2018 and 2017, respectively. Our foreign currency losses included translation losses of $3.5 million and $1.4 million during the three months ended June 30, 2018 and 2017, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. Other (income) expense, net, also included a loss of $1.7 million on the sale of our PEQ assets in the current year period and penalties of $1.5 million incurred for the settling of non-income-based tax debt during the prior year period in connection with the Brazilian Tax Regularization Program discussed above. For further discussion on the sale of our PEQ assets, see Note 6 to the Financial Statements.

Income Taxes
(dollars in thousands)

	Three Months Ended June 30,
	2018	2017	Change	% Change
Provision for (benefit from) income taxes	$9,622	$(640)	$10,262	(1,603)%
Effective tax rate	118.0%	(25.3)%	143.3%	(566)%

Our income tax expense for the three months ended June 30, 2018 included a $5.7 million tax expense related to income tax on income in Argentina recorded as a result of foreign exchange rate movements. Our income tax expense for the three months ended June 30, 2017 included an $11.9 million income tax benefit attributable to the reversal of valuation allowances against certain deferred tax assets related to income tax loss carryforwards that were utilized under the Brazilian Tax Regularization Program and a $5.7 million valuation allowance recorded against U.S. deferred tax assets. Our effective tax rate is impacted by valuation allowances recorded against loss carryforwards in the U.S. and certain other jurisdictions, foreign withholding taxes and changes in foreign currency exchange rates.

Discontinued Operations
(dollars in thousands)

	Three Months Ended June 30,
	2018	2017	Change	% Change
Income from discontinued operations, net of tax	$1,544	$374	$1,170	313%

Income from discontinued operations, net of tax, includes our Venezuelan subsidiary’s operations that were expropriated in June 2009, including compensation for expropriation, and our Belleli EPC business.

Income from discontinued operations, net of tax, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 increased primarily due to a $1.2 million increase in income from Belleli EPC. The increase in income from Belleli EPC was primarily driven by higher overall costs in the prior year period and foreign currency gains during the current year period. For further details on our discontinued operations, see Note 3 to the Financial Statements.

The Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Contract Operations
(dollars in thousands)

	Six Months Ended June 30,
	2018	2017	Change	% Change
Revenue	$187,980	$187,386	$594	—%
Cost of sales (excluding depreciation and amortization expense)	67,757	65,489	2,268	3%
Gross margin	$120,223	$121,897	$(1,674)	(1)%
Gross margin percentage (1)	64%	65%	(1)%	(2)%
___________________
(1) Defined as gross margin divided by revenue.

The increase in revenue during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to increases in revenue of $7.3 million and $2.5 million in the Middle East and Africa region and Asia Pacific region, respectively, partially offset by decreases in revenue of $7.2 million and $2.0 million in the North America region and Latin America region, respectively. The increase in the Middle East and Africa region was primarily driven by a $5.9 million increase in revenue resulting from the start-up of projects that were not operating in the prior year period and a $3.4 million increase in revenue from the sale of equipment pursuant to a customer exercised purchase option. The increase in revenue in the Asia Pacific region was primarily driven by a $2.8 million recovery of an early termination fee for a contract that terminated in January 2016. The decrease of revenue in the North America region was primarily due to renegotiations on a contract extension that resulted in lower revenue in the current year period and a project that terminated operations in the first quarter of 2018. The decrease of revenue in the Latin America region was primarily driven by a $3.8 million decrease in Argentina due to unfavorable exchange rate impacts. Gross margin decreased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to lower maintenance expenses in the prior year period resulting from delayed expenditures. Gross margin percentage during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 remained relatively flat.

Aftermarket Services
(dollars in thousands)

	Six Months Ended June 30,
	2018	2017	Change	% Change
Revenue	$58,638	$46,768	$11,870	25%
Cost of sales (excluding depreciation and amortization expense)	42,603	33,890	8,713	26%
Gross margin	$16,035	$12,878	$3,157	25%
Gross margin percentage	27%	28%	(1)%	(4)%

The increase in revenue during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to increases in revenue of $7.2 million, $2.7 million and $1.4 million in the Middle East and Africa, Latin America and North America regions, respectively. The increase in revenue in the Middle East and Africa region was primarily driven by an increase in part sales. The increase in the Latin America region was primarily driven by increases in overhaul services and commissioning services. The increase in the North America region was primarily driven by increases in part sales and commissioning services. Gross margin increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the revenue increase explained above. Gross margin percentage during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 remained relatively flat.

Product Sales
(dollars in thousands)

	Six Months Ended June 30,
	2018	2017	Change	% Change
Revenue	$447,236	$328,972	$118,264	36%
Cost of sales (excluding depreciation and amortization expense)	392,098	297,562	94,536	32%
Gross margin	$55,138	$31,410	$23,728	76%
Gross margin percentage	12%	10%	2%	20%

The increase in revenue during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to increases in revenue of $135.3 million in the North America region and $16.8 million in the Asia Pacific region, partially offset by a decrease in revenue of $35.4 million in the Middle East and Africa region. The increase in revenue in the North America region was primarily due to increases of $94.7 million and $58.3 million in processing and treating equipment revenue and compression equipment revenue, respectively, partially offset by a decrease of $17.5 million in production equipment revenue. The increase in revenue in the Asia Pacific region was due to an increase in compression equipment revenue. The decrease in revenue in the Middle East and Africa region was primarily due to decreases of $21.8 million and $12.9 million in processing and treating equipment revenue and compression equipment revenue, respectively. Gross margin and gross margin percentage increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to the revenue increase explained above and a shift in product mix in the North America region during the current year period.

Costs and Expenses
(dollars in thousands)

	Six Months Ended June 30,
	2018	2017	Change	% Change
Selling, general and administrative	$88,624	$88,975	$(351)	—%
Depreciation and amortization	61,213	51,100	10,113	20%
Long-lived asset impairment	1,804	—	1,804	n/a
Restatement related charges, net	24	1,014	(990)	(98)%
Restructuring and other charges	1,422	2,618	(1,196)	(46)%
Interest expense	14,102	19,469	(5,367)	(28)%
Other (income) expense, net	6,624	912	5,712	626%

Selling, general and administrative
SG&A expense remained relatively flat during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. SG&A expense as a percentage of revenue was 13% and 16% during the six months ended June 30, 2018 and 2017, respectively.

Depreciation and amortization
Depreciation and amortization expense during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 increased primarily due to an increase in depreciation expense of $5.1 million for our compression equipment driven by policy changes relating to the useful lives and salvage values made in the fourth quarter of 2017. Additionally, depreciation expense of capitalized installation costs increased by $3.1 million primarily due to additional depreciation on projects that were not operating in the prior year period. Capitalized installation costs, included, among other things, civil engineering, piping, electrical instrumentation and project management costs.

Long-lived asset impairment
In the fourth quarter of 2017, we classified certain current and long-term assets primarily related to inventory and property, plant and equipment, net, within our product sales business as assets held for sale in our balance sheets. In June 2018, we completed the sale of our PEQ assets. During the six months ended June 30, 2018, we recorded an impairment of $1.8 million to reduce these assets to their approximate fair values based on the expected net proceeds. For further details, see Note 6 to the Financial Statements.

Restatement related charges, net
As discussed in Note 10 to the Financial Statements, during the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. During the six months ended June 30, 2018 and 2017, we incurred $0.6 million and $3.8 million, respectively, of external costs associated with an SEC investigation and remediation activities related to the restatement of our financial statements. During the six months ended June 30, 2018 and 2017, we recorded recoveries from Archrock pursuant to the separation and distribution agreement of $0.6 million and $2.8 million, respectively, for previously incurred restatement related costs.

Restructuring and other charges
In the second quarter of 2018, we initiated a relocation plan in the North America region to better align our contract operations business with our customers. As a result of this plan, during the six months ended June 30, 2018, we incurred restructuring and other charges of $1.4 million primarily related to employee termination benefits.

In the second quarter of 2015, we announced a cost reduction plan, primarily focused on workforce reductions and the reorganization of certain facilities. As a result of this plan, during the six months ended June 30, 2017, we incurred restructuring and other charges of $2.4 million primarily related to employee termination benefits. Additionally, during the six months ended June 30, 2017, we incurred $0.3 million of costs associated with the Spin-off primarily related to retention awards to certain employees. The charges incurred in conjunction with the relocation plan, cost reduction plan and Spin-off are included in restructuring and other charges in our statements of operations. See Note 11 to the Financial Statements for further discussion of these charges.

Interest expense
The decrease in interest expense during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to interest expense of $2.4 million recorded for the settling of non-income-based tax debt during the prior year period in connection with the Brazilian Tax Regularization Program, $1.7 million of unamortized deferred financing costs expensed in prior year period resulting from the repayment of the term loan facility and an increase in capitalized interest resulting from increased construction activities during the current year period, partially offset by a higher average balance of long-term debt. During the six months ended June 30, 2018 and 2017, the average daily outstanding borrowings of long-term debt were $431.8 million and $363.5 million, respectively. For further discussion on the Brazilian Tax Regularization Program, see Note 12 to the Financial Statements.

Other (income) expense, net
The change in other (income) expense, net, was primarily due to foreign currency losses of $5.7 million and $0.8 million during the six months ended June 30, 2018 and 2017, respectively. Our foreign currency losses during the six months ended June 30, 2018 included translation losses of $4.1 million related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. Other (income) expense, net, also included a loss of $1.7 million on the sale of our PEQ assets in the current year period and penalties of $1.5 million incurred for the settling of non-income-based tax debt during the prior year period in connection with the Brazilian Tax Regularization Program discussed above. For further discussion on the sale of our PEQ assets, see Note 6 to the Financial Statements.

Income Taxes
(dollars in thousands)

	Six Months Ended June 30,
	2018	2017	Change	% Change
Provision for income taxes	$15,114	$11,250	$3,864	34%
Effective tax rate	86.0%	536.5%	(450.5)%	(84)%

Our income tax expense for the six months ended June 30, 2018 included a $5.7 million tax expense related to income tax on income in Argentina recorded as a result of foreign exchange rate movements and a $1.7 million valuation allowance charge against current period U.S. deferred tax assets. Our income tax expense for the six months ended June 30, 2017 included an $11.9 million income tax benefit attributable to the reversal of valuation allowances against certain deferred tax assets related to income tax loss carryforwards that were utilized under the Brazilian Tax Regularization Program and a $15.4 million valuation allowance recorded against U.S. deferred tax assets. Our effective tax rate is impacted by valuation allowances recorded against loss carryforwards in the U.S. and certain other jurisdictions, foreign withholding taxes and changes in foreign currency exchange rates.

Discontinued Operations
(dollars in thousands)

	Six Months Ended June 30,
	2018	2017	Change	% Change
Income from discontinued operations, net of tax	$2,943	$33,018	$(30,075)	(91)%

Income from discontinued operations, net of tax, includes our Venezuelan subsidiary’s operations that were expropriated in June 2009, including compensation for expropriation, and our Belleli EPC business.

Income from discontinued operations, net of tax, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 decreased primarily due to a $19.7 million decrease in income from our Venezuelan subsidiary and a $10.4 million decrease in income from Belleli EPC. The decrease in income from our Venezuelan subsidiary was primarily related to payments received from PDVSA Gas, S.A. (“PDVSA Gas”) in the prior year period associated with our Venezuelan subsidiary’s sale of its previously nationalized assets. During the six months ended June 30, 2017, we received an installment payment, including an annual charge, of $19.7 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as income from discontinued operations in the periods such payments are received. The decrease in income from Belleli EPC was primarily due to recoveries in the first quarter of 2017 resulting from our release of liquidated damages by a customer in exchange for us releasing them from certain extension of time claims and the obtainment of customer approved change orders. For further details on our discontinued operations, see Note 3 to the Financial Statements.

Liquidity and Capital Resources

Our unrestricted cash balance was $18.2 million at June 30, 2018, compared to $49.1 million at December 31, 2017. Working capital decreased to $130.2 million at June 30, 2018 from $134.0 million at December 31, 2017. The decrease in working capital was primarily due to an increase in accounts payable and a decrease in current assets held for sale, partially offset by increases in inventory and contract assets. The increases in accounts payable and inventory were primarily due to a nonmonetary purchase of finished goods inventory during the current year period as discussed in further detail in Note 4 to the Financial Statements and higher product sales activity in North America. The increase in contract assets was primarily driven by higher product sales activity in North America. The decrease in current assets held for sale was driven by the sale of our PEQ assets in June 2018 as discussed in further detail in Note 6 to the Financial Statements.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) continuing operations:
Operating activities	$28,140	$55,604
Investing activities	(86,862)	(36,895)
Financing activities	29,277	(30,643)
Effect of exchange rate changes on cash and cash equivalents	(2,455)	(42)
Discontinued operations	947	21,662
Net change in cash and cash equivalents	$(30,953)	$9,686

Operating Activities.  The decrease in net cash provided by operating activities during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily attributable to lower current year period decreases in working capital, partially offset by improved gross margins for our product sales segment. Working capital changes during the six months ended June 30, 2018 included an increase of $70.1 million in inventory and an increase of $21.6 million in contract assets. Working capital changes during the six months ended June 30, 2017 included an increase of $40.9 million in accounts receivable and a decrease of $31.8 million in costs and estimated earnings versus billings on uncompleted contracts.

Investing Activities.  The increase in net cash used in investing activities during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily attributable to a $50.0 million increase in capital expenditures. The increase in capital expenditures was primarily driven by an increase in growth capital expenditures on contract operation services contracts in the Middle East and Africa region.

Financing Activities.  The increase in net cash provided by financing activities during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily attributable to an increase in net borrowings of $8.1 million on our long-term debt and a $44.7 million decrease in cash transferred to Archrock pursuant to the separation and distribution agreement. The transfers of cash to Archrock during the six months ended June 30, 2017 were triggered by our receipt of a payment from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets and our occurrence of a qualified capital raise.

Discontinued Operations.  The decrease in net cash provided by discontinued operations during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily attributable to $19.7 million in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas during the six months ended June 30, 2017.

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

We generally invest funds necessary to manufacture contract operations fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. We currently plan to spend approximately $200 million to $260 million in capital expenditures during 2018, including (1) approximately $170 million to $230 million on contract operations growth capital expenditures and (2) approximately $15 million to $30 million on equipment maintenance capital related to our contract operations business.

Long-Term Debt. We and our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”), are parties to an amended and restated credit agreement (the “Credit Agreement”) consisting of a $680.0 million revolving credit facility expiring in November 2020 and previously included a term loan facility.

During the six months ended June 30, 2018 and 2017, the average daily outstanding borrowings of long-term debt were $431.8 million and $363.5 million, respectively. The weighted average annual interest rate on outstanding borrowings under our revolving credit facility at June 30, 2018 was 3.9%.

As of June 30, 2018, we had $32.5 million in outstanding borrowings and $57.3 million in outstanding letters of credit under our revolving credit facility. At June 30, 2018, taking into account guarantees through letters of credit, we had undrawn capacity of $590.2 million under our revolving credit facility. Our Credit Agreement limits our senior secured leverage ratio (as defined in the Credit Agreement) on the last day of the fiscal quarter to no greater than 2.75 to 1.0. As a result of this limitation, $566.3 million of the $590.2 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of June 30, 2018.

The Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Credit Agreement) of 2.75 to 1.00. As of June 30, 2018, we maintained a 9.0 to 1.0 interest coverage ratio, a 1.8 to 1.0 total leverage ratio and a 0.2 to 1.0 senior secured leverage ratio. As of June 30, 2018, we were in compliance with all financial covenants under the Credit Agreement.

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued $375.0 million aggregate principal amount of 8.125% senior unsecured notes due 2025 (the “2017 Notes”). In April 2018, the 2017 Notes were exchanged for notes with substantially identical terms and registered under the Securities Act of 1933, as amended. The 2017 Notes were, and the exchange notes issued in April 2018 are, guaranteed by us on a senior unsecured basis. The net proceeds of $367.1 million from the 2017 Notes issuance were used to repay all of the borrowings outstanding under the term loan facility and revolving credit facility, and for general corporate purposes. Additionally, pursuant to the separation and distribution agreement from the Spin-off, EESLP used proceeds from the issuance of the 2017 Notes to pay a subsidiary of Archrock $25.0 million in satisfaction of EESLP’s obligation to pay that sum following the occurrence of a qualified capital raise. The transfer of cash to a subsidiary of Archrock was recognized as a reduction to additional paid-in capital in the second quarter of 2017.

We may from time to time seek to retire, extend or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such extensions, repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

Contingencies to Archrock. Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries until Archrock’s subsidiary has received an aggregate amount of such payments up to the lesser of (i) $125.8 million, plus the aggregate amount of all reimbursable expenses incurred by Archrock and its subsidiaries in connection with recovering any PDVSA Gas default installment payments following the completion of the Spin-off or (ii) $150.0 million. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. Pursuant to the separation and distribution agreement, we transferred cash of $19.7 million to Archrock during the six months ended June 30, 2017. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. As of June 30, 2018, the remaining principal amounts due to us from PDVSA Gas in respect of the sale of our previously nationalized assets and our joint ventures’ previously nationalized assets were approximately $17 million and $4 million, respectively.

Unrestricted Cash. Of our $18.2 million unrestricted cash balance at June 30, 2018, $17.8 million was held by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to foreign withholding taxes. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S., the available borrowing capacity under our revolving credit facility and the repayment of intercompany liabilities from our non-U.S. subsidiaries will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

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

The following table reconciles our net income to EBITDA, as adjusted (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$75	$3,544	$5,412	$23,865
Income from discontinued operations, net of tax	(1,544)	(374)	(2,943)	(33,018)
Depreciation and amortization	30,184	26,348	61,213	51,100
Long-lived asset impairment	—	—	1,804	—
Restatement related charges (recoveries), net	(597)	(1,158)	24	1,014
Restructuring and other charges	1,422	310	1,422	2,618
Interest expense	6,883	12,382	14,102	19,469
(Gain) loss on currency exchange rate remeasurement of intercompany balances	3,451	1,436	4,081	(26)
Loss on sale of business	1,714	—	1,714	111
Brazilian Tax Regularization Program penalties	—	1,476	—	1,476
Provision for (benefit from) income taxes	9,622	(640)	15,114	11,250
EBITDA, as adjusted	$51,210	$43,324	$101,943	$77,859

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with changes in foreign currency exchange rates due to our significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We currently do not have any derivative financial instruments outstanding to mitigate foreign currency risk. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency exchange rates that could potentially impact our future earnings and forecasted cash flows. We recorded foreign currency losses of $5.7 million and $0.8 million in our statements of operations during the six months ended June 30, 2018 and 2017, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Our material exchange rate exposure relates to intercompany loans to subsidiaries whose functional currency are the Brazilian Real and Canadian Dollar, which loans carried U.S. dollars balances of $11.2 million and $32.8 million, respectively, as of June 30, 2018. Foreign currency losses during the six months ended June 30, 2018 included translation losses of $4.1 million related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recoded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Contemporaneously with filing the Form 8-K on April 26, 2016, we self-reported the errors and possible irregularities at Belleli EPC to the SEC. Since then, we have been cooperating with the SEC in its investigation of this matter. The SEC’s investigation related to the circumstances giving rise to the restatement is continuing, and we are presently unable to predict the duration, scope or results or whether the SEC will commence any legal action.

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table summarizes our repurchases of equity securities during the three months ended June 30, 2018:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
April 1, 2018 - April 30, 2018	944	$28.56	N/A	N/A
May 1, 2018 - May 31, 2018	481	28.88	N/A	N/A
June 1, 2018 - June 30, 2018	—	—	N/A	N/A
Total	1,425	$28.67	N/A	N/A
____________________

(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

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

Exterran Corporation

Date: August 7, 2018	By:	/s/ DAVID A. BARTA
David A. Barta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)