Form 10-Q
period 2018-09-30
Exterran Corp
filed 2018-11-06
CIK 1635881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of the common stock of the registrant outstanding as of October 30, 2018: 36,153,310 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS

Current assets:
Cash and cash equivalents	$36,966	$49,145
Restricted cash	546	546
Accounts receivable, net of allowance of $5,878 and $5,388, respectively	243,441	266,052
Inventory, net (Note 4)	141,846	107,909
Costs and estimated earnings in excess of billings on uncompleted contracts	—	40,695
Contract assets (Note 2)	71,841	—
Other current assets	40,482	38,707
Current assets held for sale (Note 6)	—	15,761
Current assets associated with discontinued operations (Note 3)	12,925	23,751
Total current assets	548,047	542,566
Property, plant and equipment, net (Note 5)	860,997	822,279
Deferred income taxes	13,731	10,550
Intangible and other assets, net	87,415	76,980
Long-term assets held for sale (Note 6)	—	4,732
Long-term assets associated with discontinued operations (Note 3)	2,302	3,700
Total assets	$1,512,492	$1,460,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$166,358	$148,744
Accrued liabilities	127,854	114,336
Deferred revenue	—	23,902
Billings on uncompleted contracts in excess of costs and estimated earnings	—	89,565
Contract liabilities (Note 2)	89,187	—
Current liabilities associated with discontinued operations (Note 3)	15,978	31,971
Total current liabilities	399,377	408,518
Long-term debt (Note 7)	418,668	368,472
Deferred income taxes	6,356	9,746
Long-term deferred revenue	—	92,485
Long-term contract liabilities (Note 2)	89,736	—
Other long-term liabilities	38,948	20,272
Long-term liabilities associated with discontinued operations (Note 3)	6,301	6,528
Total liabilities	959,386	906,021
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 36,752,115 and 36,193,930 shares issued, respectively	368	362
Additional paid-in capital	750,537	739,164
Accumulated deficit	(222,750)	(223,510)
Treasury stock — 638,926 and 453,178 common shares, at cost, respectively	(10,717)	(6,937)
Accumulated other comprehensive income	35,668	45,707
Total stockholders’ equity	553,106	554,786
Total liabilities and stockholders’ equity	$1,512,492	$1,460,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues (Note 2):
Contract operations	$84,828	$92,561	$272,808	$279,947
Aftermarket services	29,993	29,799	88,631	76,567
Product sales	220,028	192,119	667,264	521,091
	334,849	314,479	1,028,703	877,605
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	27,768	33,640	95,525	99,129
Aftermarket services	22,138	21,903	64,741	55,793
Product sales	188,206	171,619	580,304	469,181
Selling, general and administrative	45,103	42,880	133,727	131,855
Depreciation and amortization	31,108	27,010	92,321	78,110
Long-lived asset impairment (Note 9)	2,054	—	3,858	—
Restatement related charges (recoveries), net (Note 10)	(342)	1,997	(318)	3,011
Restructuring and other charges (Note 11)	264	417	1,686	3,035
Interest expense	7,685	7,860	21,787	27,329
Other (income) expense, net	(285)	(2,424)	6,339	(1,512)
	323,699	304,902	999,970	865,931
Income before income taxes	11,150	9,577	28,733	11,674
Provision for income taxes (Note 12)	7,954	8,363	23,068	19,613
Income (loss) from continuing operations	3,196	1,214	5,665	(7,939)
Income from discontinued operations, net of tax (Note 3)	2,173	2,139	5,116	35,157
Net income	$5,369	$3,353	$10,781	$27,218

Basic net income per common share (Note 14):
Income (loss) from continuing operations per common share	$0.09	$0.03	$0.16	$(0.23)
Income from discontinued operations per common share	0.06	0.06	0.14	1.01
Net income per common share	$0.15	$0.09	$0.30	$0.78

Diluted net income per common share (Note 14):
Income (loss) from continuing operations per common share	$0.09	$0.03	$0.16	$(0.23)
Income from discontinued operations per common share	0.06	0.06	0.14	1.01
Net income per common share	$0.15	$0.09	$0.30	$0.78

Weighted average common shares outstanding used in net income per common share (Note 14):
Basic	35,480	35,046	35,402	34,937
Diluted	35,544	35,120	35,469	34,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$5,369	$3,353	$10,781	$27,218
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,673)	1,310	(10,039)	284
Comprehensive income	$2,696	$4,663	$742	$27,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2018	$362	$739,164	$(223,510)	$(6,937)	$45,707	$554,786
Cumulative-effect adjustment from adoption of ASC Topic 606 (Note 1)			(10,021)			(10,021)
Net income			10,781			10,781
Options exercised		548				548
Foreign currency translation adjustment					(10,039)	(10,039)
Treasury stock purchased				(3,780)		(3,780)
Stock-based compensation, net of forfeitures	6	10,825				10,831
Balance, September 30, 2018	$368	$750,537	$(222,750)	$(10,717)	$35,668	$553,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$10,781	$27,218
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	92,321	78,110
Long-lived asset impairment	3,858	—
Amortization of deferred financing costs	2,014	4,044
Income from discontinued operations, net of tax	(5,116)	(35,157)
Provision for doubtful accounts	658	1,383
Gain on sale of property, plant and equipment	(345)	(1,395)
(Gain) loss on remeasurement of intercompany balances	4,245	(2,473)
Loss on sale of business	1,714	111
Stock-based compensation expense	10,831	11,665
Deferred income tax benefit	(4,727)	(2,727)
Changes in assets and liabilities:
Accounts receivable and notes	14,126	(55,162)
Inventory	(51,067)	9,842
Costs and estimated earnings versus billings on uncompleted contracts	—	54,487
Contract assets	(16,263)	—
Other current assets	5,073	(3,943)
Accounts payable and other liabilities	29,116	40,516
Deferred revenue	—	2,782
Contract liabilities	(11,937)	—
Other	3,511	(8,067)
Net cash provided by continuing operations	88,793	121,234
Net cash provided by (used in) discontinued operations	1,144	(1,937)
Net cash provided by operating activities	89,937	119,297

Cash flows from investing activities:
Capital expenditures	(152,226)	(79,122)
Proceeds from sale of property, plant and equipment	2,430	6,555
Proceeds from sale of business	5,000	894
Net cash used in continuing operations	(144,796)	(71,673)
Net cash provided by discontinued operations	66	19,354
Net cash used in investing activities	(144,730)	(52,319)

Cash flows from financing activities:
Proceeds from borrowings of debt	415,000	488,000
Repayments of debt	(365,371)	(463,940)
Cash transfer to Archrock, Inc. (Note 15)	—	(44,720)
Payments for debt issuance costs	(92)	(7,911)
Proceeds from stock options exercised	548	684
Purchases of treasury stock	(3,780)	(3,319)
Net cash provided by (used in) financing activities	46,305	(31,206)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,691)	(373)
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,179)	35,399
Cash, cash equivalents and restricted cash at beginning of period	49,691	36,349
Cash, cash equivalents and restricted cash at end of period	$37,512	$71,748

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 (“Topic 606”) outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On January 1, 2018, we adopted this update using the modified retrospective approach to all contracts that were not completed as of January 1, 2018. As a result of this adoption, we recorded a net increase to the accumulated deficit of $10.0 million as of January 1, 2018 and an increase of $2.7 million in revenue for the nine months ended September 30, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 2 for the required disclosures related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. On January 1, 2018, we adopted this update retrospectively. As a result of this adoption, $0.5 million of restricted cash has been included in the cash and cash equivalent balances in the statement of cash flows for the prior year period. At December 31, 2017, the $49.7 million of cash, cash equivalents and restricted cash on our statement of cash flows was composed of $49.1 million of cash and cash equivalents and $0.5 million of restricted cash. At September 30, 2018, the $37.5 million of cash, cash equivalents and restricted cash on our statement of cash flows was composed of $37.0 million of cash and cash equivalents and $0.5 million of restricted cash. The impact of this adoption was immaterial to our financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations. The update also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting will be similar to the current model except for changes made to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance will be replaced with a new model applicable to both lessees and lessors. In July 2018, the FASB issued additional updates to provide clarification on the lease standard and to give entities another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The new transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. We intend to adopt the new lease guidance on January 1, 2019. As a lessee, we will be required to record long-term lease assets and related liabilities for future payments on our balance sheet. In preparation for our adoption of the new standard, we are analyzing and updating data previously collected to evaluate the impact the adoption will have on our financial statements. Currently, we estimate that, as a lessee, our assets and liabilities will increase by approximately $25 million to $30 million upon adoption of the new lease guidance. Additionally, we are assessing our use of practical expedients and the systems required to capture the increased reporting and disclosure requirements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The update modifies the disclosure requirements on fair value measurements by removing, modifying and adding certain disclosure requirements. This update is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures upon issuance of the guidance and delayed adoption of the additional required disclosures is permitted until the effective date. Adoption will require a prospective or retrospective approach based on the specific amendments. We are currently evaluating the potential impact of the update on our financial statements.

Note 2 - Revenue

On January 1, 2018, we adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of the date of adoption. For contracts that were modified before the effective date, we reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with a Topic 606 practical expedient. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded a net increase to accumulated deficit of $10.0 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606. Revenues for the three and nine months ended September 30, 2018 decreased by $0.9 million and increased by $2.7 million, respectively, as a result of adopting Topic 606.

Disaggregation of Revenue

The following tables present disaggregated revenue by products and services lines and by geographical regions for the three and nine months ended September 30, 2018 (in thousands):

Revenue by Products and Services	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Contract Operations Segment:
Contract operations services (1)	$84,828	$272,808

Aftermarket Services Segment:
Operation and maintenance services (1)	$14,215	$42,812
Part sales (2)	11,301	31,511
Other services (1)	4,477	14,308
Total aftermarket services	$29,993	$88,631

Product Sales Segment:
Compression equipment (1)	$106,140	$367,135
Processing and treating equipment (1)	104,739	270,261
Production equipment (2)	1,084	15,864
Other product sales (1) (2)	8,065	14,004
Total product sales revenues	$220,028	$667,264

Total revenues	$334,849	$1,028,703

(1)	Revenue recognized over time.

(2)	Revenue recognized at a point in time.

Revenue by Geographical Regions	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
North America	$215,015	$669,220
Latin America	64,960	205,549
Middle East and Africa	41,653	99,131
Asia Pacific	13,221	54,803
Total revenues	$334,849	$1,028,703

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

We generally enter into contracts with our contract operations customers with initial terms ranging between three to five years, and in some cases, in excess of 10 years. In many instances, we are able to renew those contracts prior to the expiration of the initial term and in other instances, we may sell the underlying assets to our customers pursuant to purchase options or negotiated sale. As of September 30, 2018, we had contract operation services contracts with unsatisfied performance obligations (commonly referred to as backlog) extending through the year 2028. The total aggregate transaction price allocated to the unsatisfied performance obligations as of September 30, 2018 was approximately $1.4 billion, of which approximately $73 million is expected to be recognized during the remainder of 2018, $272 million is expected to be recognized in 2019, $192 million is expected to be recognized in 2020 and $180 million is expected to be recognized in 2021. These amounts do not include anticipated contract renewals. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past.

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

Parts sales: We offer our customers a full range of parts needed for the maintenance, repair and overhaul of oil and natural gas equipment, including natural gas compressors, industrial engines and production and processing equipment. We recognize revenue from parts sales at a point in time following the transfer of control of such parts to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract. Our contracts require customers to pay a fixed fee upon shipment or delivery of the parts.

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

Production equipment: In June 2018, we completed the sale of our North America production equipment assets (“PEQ assets”), which included $12.0 million in unsatisfied performance obligations. See Note 6 for further details on the sale of our PEQ assets. In North America, we previously manufactured standard production equipment used for processing wellhead production from onshore or shallow-water offshore platform production. The manufacturing of production equipment generally represented a single performance obligation within the context of the contract. We recognized revenue from the sale of production equipment at a point in time following the transfer of control of the equipment to the customer, which typically occurred upon completion of the manufactured equipment, depending on the terms of the underlying contract. Our contracts generally required customers to pay a fixed fee upon completion.

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

As of September 30, 2018, the total aggregate transaction price allocated to the unsatisfied performance obligations for product sales contracts was approximately $759 million, of which approximately $183 million is expected to be recognized during the remainder of 2018, approximately $569 million is expected to be recognized in 2019 and approximately $7 million is expected to be recognized in 2020. Our contracts are subject to cancellation or modification at the election of the customer; however, due to our enforceable right to payment for work performed, we have not been materially adversely affected by contract cancellations or modifications in the past.

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

Contract Assets and Contract Liabilities

The following table provides information about accounts receivables, net, contract assets and contract liabilities from contracts with customers (in thousands):

	As of September 30, 2018	As of January 1, 2018
Accounts receivables, net	$243,441	$261,251
Contract assets and contract liabilities:
Current contract assets	71,841	50,824
Long-term contract assets	7,226	11,835
Current contract liabilities	89,187	112,244
Long-term contract liabilities	89,736	89,004

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

During the nine months ended September 30, 2018, revenue recognized from contract operations services included $15.3 million of revenue deferred in previous periods. Revenue recognized during the nine months ended September 30, 2018 from product sales performance obligations partially satisfied in previous periods was $415.3 million, of which $84.3 million was included in billings in excess of costs at the beginning of the period. Additionally, during the nine months ended September 30, 2018, we recognized $4.1 million in revenue from contract operations services performance obligations that were satisfied in a previous period. The increase in current contract assets and decrease in current contract liabilities during the nine months ended September 30, 2018 were primarily driven by progression of product sales projects and the timing of milestone billings.

Costs to Fulfill a Contract

We capitalize costs incurred to fulfill our revenue contracts that (i) relate directly to the contract (ii) are expected to generate resources that will be used to satisfy the performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. As of September 30, 2018, we had capitalized fulfillment costs of $7.6 million related to contractual obligations incurred at the completion of the commissioning phase and prior to providing services on contracts within our contract operations segment. Contract fulfillment costs are expensed to cost of sales as we satisfy our performance obligations by transferring contract operation services to the customer. During the three months ended September 30, 2018, we recorded a net benefit of $0.6 million from recoveries of fulfillment costs resulting from an amendment to a contract and realizing lower costs than estimated. During the nine months ended September 30, 2018, we recorded amortization expense for capitalized fulfillment costs of $0.5 million. Capitalized fulfillment costs are included in intangible and other assets, net, in the balance sheets.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain commissions paid to internal sales representatives and third party agents meet the requirements to be capitalized. The amount capitalized for incremental costs to obtain contracts as of September 30, 2018 was $6.6 million. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract. Capitalized costs to obtain a contract are included in intangible and other assets, net, in the balance sheets and are amortized to selling, general and administrative expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. During the three and nine months ended September 30, 2018, we recorded amortization expense for capitalized costs to obtain a contract of $0.3 million and $1.1 million, respectively.

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

Impact of New Revenue Recognition Guidance on Financial Statement Line Items

The following tables summarize the impacts of the adoption of the new revenue recognition guidance on our balance sheet as of September 30, 2018 and statements of operations and cash flows for the applicable periods during the three and nine months ended September 30, 2018 (in thousands):

	September 30, 2018
	As Reported	Adjustments	Balances Without Adoption of Topic 606
ASSETS

Inventory, net	$141,846	$623	$142,469
Contract assets	71,841	(18,069)	53,772
Other current assets	40,482	11,450	51,932
Property, plant and equipment, net	860,997	1,942	862,939
Deferred income taxes	13,731	(2,378)	11,353
Intangible and other assets, net	87,415	(17,389)	70,026
Total assets	1,512,492	(23,821)	1,488,671

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued liabilities	$127,854	$(13,952)	$113,902
Contract liabilities	89,187	1,378	90,565
Deferred income taxes	6,356	(3,846)	2,510
Long-term contract liabilities	89,736	3,183	92,919
Other long-term liabilities	38,948	(18,456)	20,492
Total liabilities	959,386	(31,693)	927,693
Accumulated deficit	(222,750)	7,872	(214,878)
Total stockholders’ equity	553,106	7,872	560,978
Total liabilities and stockholders’ equity	1,512,492	(23,821)	1,488,671

The adoption of the new revenue recognition guidance resulted in increases in total assets and liabilities of $23.8 million and $31.7 million, respectively. This was primarily due to capitalized contract fulfillment and obtainment costs and related liabilities recorded associated with contracts within our contract operations segment.

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Adjustments	Balances Without Adoption of Topic 606	As Reported	Adjustments	Balances Without Adoption of Topic 606
Revenues:
Contract operations	$84,828	$(165)	$84,663	$272,808	$(1,624)	$271,184
Aftermarket services	29,993	1,016	31,009	88,631	(1,063)	87,568
Cost of sales (excluding depreciation and amortization expense):
Contract operations	27,768	556	28,324	95,525	(545)	94,980
Aftermarket services	22,138	613	22,751	64,741	(793)	63,948
Selling, general and administrative	45,103	(39)	45,064	133,727	6,588	140,315
Depreciation and amortization	31,108	(551)	30,557	92,321	(1,919)	90,402
Income before income taxes	11,150	272	11,422	28,733	(6,018)	22,715
Provision for income taxes	7,954	725	8,679	23,068	(3,869)	19,199
Income from continuing operations	3,196	(453)	2,743	5,665	(2,149)	3,516
Net income	5,369	(453)	4,916	10,781	(2,149)	8,632

Basic net income per common share	$0.15	$(0.02)	$0.13	$0.30	$(0.06)	$0.24
Diluted net income per common share	0.15	(0.02)	0.13	0.30	(0.06)	0.24

The adoption of the new revenue recognition guidance resulted in increases in net income of $0.5 million and $2.1 million for the three and nine months ended September 30, 2018, respectively. Most notably, costs to obtain a contract during the nine months ended September 30, 2018 would have resulted in an increase in selling, general and administrative expense under previous accounting standards.

	Nine Months Ended September 30, 2018
	As Reported	Adjustments	Balances Without Adoption of Topic 606
Cash flows from operating activities:
Net income	$10,781	$(2,149)	$8,632
Depreciation and amortization	92,321	(1,919)	90,402
Deferred income tax benefit	(4,727)	(3,869)	(8,596)
Changes in assets and liabilities:
Inventory	(51,067)	(499)	(51,566)
Contract assets	(16,263)	3,186	(13,077)
Other current assets	5,073	(6,470)	(1,397)
Accounts payable and other liabilities	29,116	5,882	34,998
Contract liabilities	(11,937)	770	(11,167)
Other	3,511	5,068	8,579
Net cash provided by continuing operations	88,793	—	88,793

The adoption of the new revenue recognition guidance resulted in offsetting shifts in cash flows within cash flows from operating activities and did not have an impact on our total cash flows from operations.

Note 3 - Discontinued Operations

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received an installment payment, including an annual charge, totaling $19.7 million during the nine months ended September 30, 2017. As of September 30, 2018, the remaining principal amount due to us was approximately $17 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In accordance with the separation and distribution agreement from the Spin-off, a subsidiary of Archrock has the right to receive payments from our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”), based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our previously nationalized assets promptly after such amounts are collected by our subsidiaries. Pursuant to the separation and distribution agreement, we transferred cash of $19.7 million to Archrock during the nine months ended September 30, 2017. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. See Note 15 for further discussion related to our contingent liability to Archrock.

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

The following table summarizes the operating results of discontinued operations (in thousands):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Venezuela	Belleli EPC	Total	Venezuela	Belleli EPC	Total
Revenue	$—	$7,654	$7,654	$—	$12,616	$12,616
Cost of sales (excluding depreciation and amortization expense)	—	3,587	3,587	—	9,116	9,116
Selling, general and administrative	35	742	777	29	1,317	1,346
Depreciation and amortization	—	—	—	—	1,304	1,304
Other (income) expense, net	—	537	537	—	(72)	(72)
Provision for (benefit from) income taxes	—	580	580	—	(1,217)	(1,217)
Income (loss) from discontinued operations, net of tax	$(35)	$2,208	$2,173	$(29)	$2,168	$2,139

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Venezuela	Belleli EPC	Total	Venezuela	Belleli EPC	Total
Revenue	$—	$15,536	$15,536	$—	$60,775	$60,775
Cost of sales (excluding depreciation and amortization expense)	—	8,798	8,798	—	35,179	35,179
Selling, general and administrative	96	929	1,025	94	3,823	3,917
Depreciation and amortization	—	480	480	—	5,531	5,531
Recovery attributable to expropriation	—	—	—	(16,514)	—	(16,514)
Restructuring and other charges	—	—	—	—	(439)	(439)
Other (income) expense, net	1	(553)	(552)	(3,157)	383	(2,774)
Provision for income taxes	—	669	669	—	718	718
Income (loss) from discontinued operations, net of tax	$(97)	$5,213	$5,116	$19,577	$15,580	$35,157

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	September 30, 2018			December 31, 2017
	Venezuela	Belleli EPC	Total	Venezuela	Belleli EPC	Total
Cash	$1	$—	$1	$3	$—	$3
Accounts receivable	—	10,991	10,991	—	14,770	14,770
Costs and estimated earnings in excess of billings on uncompleted contracts	—	1,745	1,745	—	7,786	7,786
Other current assets	2	186	188	2	1,190	1,192
Total current assets associated with discontinued operations	3	12,922	12,925	5	23,746	23,751
Property, plant and equipment, net	—	522	522	—	1,054	1,054
Intangible and other assets, net	—	1,780	1,780	—	2,646	2,646
Total assets associated with discontinued operations	$3	$15,224	$15,227	$5	$27,446	$27,451

Accounts payable	$—	$4,015	$4,015	$—	$9,253	$9,253
Accrued liabilities	66	9,346	9,412	59	15,617	15,676
Billings on uncompleted contracts in excess of costs and estimated earnings	—	2,551	2,551	—	7,042	7,042
Total current liabilities associated with discontinued operations	66	15,912	15,978	59	31,912	31,971
Other long-term liabilities	—	6,301	6,301	1	6,527	6,528
Total liabilities associated with discontinued operations	$66	$22,213	$22,279	$60	$38,439	$38,499

Note 4 - Inventory, Net

Inventory, net of reserves, consisted of the following amounts (in thousands):

	September 30, 2018	December 31, 2017
Parts and supplies	$88,437	$79,803
Work in progress	48,079	21,853
Finished goods	5,330	6,253
Inventory, net	$141,846	$107,909

Note 5 - Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Compression equipment, facilities and other fleet assets (1)	$1,650,356	$1,577,052
Land and buildings	100,857	96,463
Transportation and shop equipment	82,525	82,240
Other	96,622	90,395
	1,930,360	1,846,150
Accumulated depreciation	(1,069,363)	(1,023,871)
Property, plant and equipment, net	$860,997	$822,279

(1)
In the fourth quarter of 2017, we evaluated the estimated useful lives and salvage values of our property, plant and equipment. As a result of this evaluation, we changed the useful lives and salvage values for our compression equipment from a maximum useful life of 30 years to 23 years and a maximum salvage value of 20% to 15% based on expected future use. During the three and nine months ended September 30, 2018, we recorded increases in depreciation expense of $2.4 million and $7.5 million, respectively, as a result of these changes in useful lives and salvage values which impacted our diluted net income per share by $0.07 and $0.21, respectively.

Note 6 - Sale of PEQ Assets

In the fourth quarter of 2017, we classified certain PEQ assets primarily related to inventory and property, plant and equipment, net, within our product sales business as assets held for sale in our balance sheets. In April 2018, we entered into a definitive agreement for the sale of these assets to Titan Production Equipment Acquisition, LLC, an affiliate of Castle Harlan, Inc. During the nine months ended September 30, 2018, we recorded an impairment of $1.8 million to reduce these assets to their approximate fair values based on the expected net proceeds. The impairment charges are reflected in long-lived asset impairment in our statements of operations.

In June 2018, we completed the sale of our PEQ assets. The sale of our PEQ assets resulted in a loss of $1.7 million during the nine months ended September 30, 2018, which is reflected in other (income), expense, net, in our statements of operations.

Note 7 - Debt

Debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Revolving credit facility due November 2020	$50,000	$—
8.125% senior notes due May 2025	375,000	375,000
Other debt	800	1,171
Unamortized deferred financing costs of 8.125% senior notes	(6,683)	(7,250)
Total debt	419,117	368,921
Less: Amounts due within one year (1)	(449)	(449)
Long-term debt	$418,668	$368,472

(1)    Short-term debt and the current portion of long-term debt are included in accrued liabilities in our balance sheets.

Revolving Credit Facility

We and our wholly owned subsidiary, EESLP, are parties to an amended and restated credit agreement (the “Credit Agreement”) consisting of a $680.0 million revolving credit facility expiring in November 2020 and previously included a term loan facility. In April 2017, we paid the remaining principal amount of $232.8 million due under the term loan facility with proceeds from the 2017 Notes (as defined below) issuance. As a result of the repayment of the term loan facility, we expensed $1.7 million of unamortized deferred financing costs during the nine months ended September 30, 2017 which is reflected in interest expense in our statements of operations.

As of September 30, 2018, we had $50.0 million in outstanding borrowings and $58.2 million in outstanding letters of credit under our revolving credit facility. At September 30, 2018, taking into account guarantees through letters of credit, we had undrawn capacity of $571.8 million under our revolving credit facility.

On October 9, 2018, we and EESLP entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which among other things, increased the borrowing capacity under our revolving credit facility from $680.0 million to $700.0 million. The Amended Credit Agreement also extended the maturity date of our revolving credit facility to October 9, 2023. Revolving borrowings under the Amended Credit Agreement bear interest at a rate equal to, at our option, either the Base Rate or LIBOR (or EURIBOR, in the case of Euro-denominated borrowings) plus the applicable margin. “Base Rate” means the greatest of (a) the prime rate, (b) the federal funds effective rate plus 0.50% and (c) one-month LIBOR plus 1.00%. The applicable margin for revolving borrowings varies (i) in the case of LIBOR and EURIBOR loans, from 1.75% to 2.75% and (ii) in the case of Base Rate loans, from 0.75% to 1.75%, and in each case will be determined based on a total leverage ratio pricing grid.

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

In connection with the issuance of the 2017 Notes, we incurred transaction costs of $7.9 million related to the issuance of the 2017 Notes. These costs are presented as a direct deduction from the carrying value of the 2017 Notes and are being amortized over the term of the 2017 Notes.

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

Nonrecurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2018, with pricing levels as of the date of valuation (in thousands):

	Nine Months Ended September 30, 2018
	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets (1)	$—	$—	$550
Impaired assets—assets held for sale (2)	—	—	21,026
Long-term note receivable (3)	—	—	14,573

(1)
Our estimate of the fair value of the impaired long-lived assets during the nine months ended September 30, 2018 was primarily based on the expected net sale proceeds compared to other fleet units we sold and/or a review of other units offered for sale by third parties.

(2)	Our estimate of the fair value of the impaired PEQ assets, which were classified as assets held for sale as of March 31, 2018, was based on the expected net proceeds from the sale of the assets.

(3)	Our estimate of the fair value of a note receivable was discounted based on a settlement period of eight years and a discount rate of 5.2%.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables and debt. At September 30, 2018 and December 31, 2017, the estimated fair values of cash, restricted cash, receivables and payables approximated their carrying amounts as reflected in our balance sheets due to the short-term nature of these financial instruments.

The fair value of the 2017 Notes was estimated based on model derived calculations using market yields observed in active markets, which are Level 2 inputs. As of September 30, 2018 and December 31, 2017, the carrying amount of the 2017 Notes, excluding unamortized deferred financing costs, of $375.0 million was estimated to have a fair value of $392.0 million and $404.0 million, respectively. Due to the variable rate nature of our revolving credit facility, the carrying value as of September 30, 2018 approximated the fair value as the rate was comparable to the then-current market rate at which debt with similar terms could have been obtained.

Note 9 - Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

We regularly review the future deployment of our idle compression assets used in our contract operations segment for units that are not the type, configuration, condition, make or model that are cost efficient to maintain and operate. During the third quarter 2018, we evaluated for impairment idle units that had been previously culled from our fleet and are available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain units. This resulted in an additional impairment of $2.1 million to reduce the book value of each unit to its estimated fair value during the three and nine months ended September 30, 2018. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties.

In the fourth quarter of 2017, we classified our PEQ assets primarily related to inventory and property, plant and equipment, net, within our product sales business as assets held for sale in our balance sheets. As described in Note 6, in June 2018, we completed the sale of our PEQ assets. During the nine months ended September 30, 2018, we recorded an impairment of $1.8 million to reduce these assets to their approximate fair values based on the expected net proceeds.

Note 10 - Restatement Related Charges (Recoveries), Net

During the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. We incurred restatement related charges of $0.3 million and $2.0 million during the three months ended September 30, 2018 and 2017, respectively, and $0.9 million and $5.8 million during the nine months ended September 30, 2018 and 2017, respectively. The costs incurred were external costs associated with an SEC investigation and remediation activities related to the restatement of our financial statements. We recorded recoveries from Archrock pursuant to the separation and distribution agreement for previously incurred restatement related costs of $0.6 million and $1.2 million during the three and nine months ended September 30, 2018, respectively, and $2.8 million during the nine months ended September 30, 2017. We may incur additional cash expenditures related to external legal counsel costs associated with an ongoing SEC investigation surrounding the restatement of our financial statements, of which a portion may be recoverable from Archrock.

The following table summarizes the changes to our accrued liability balance related to restatement charges, net, for the nine months ended September 30, 2017 and 2018 (in thousands):

Restatement Related Charges
Beginning balance at January 1, 2017	$2,212
Additions for costs expensed, net	3,011
Reductions for payments, net	(4,281)
Ending balance at September 30, 2017	$942

Beginning balance at January 1, 2018	$579
Additions for costs expensed, net	(318)
Reductions for payments, net	(105)
Ending balance at September 30, 2018	$156

The following table summarizes the components of charges included in restatement related charges (recoveries), net, in our statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
External accounting costs	$—	$317	$—	$1,071
External legal costs	—	1,409	533	4,101
Other	263	271	369	640
Recoveries from Archrock	(605)	—	(1,220)	(2,801)
Total restatement related charges (recoveries), net	$(342)	$1,997	$(318)	$3,011

Note 11 - Restructuring and Other Charges

In the second quarter of 2018, we initiated a relocation plan in the North America region to better align our contract operations business with our customers. As a result of this plan, during the three and nine months ended September 30, 2018, we incurred restructuring and other charges of $0.3 million and $1.7 million, respectively. As of September 30, 2018, the accrued liability balance related to this plan was $1.0 million. The charges incurred in conjunction with this relocation plan are included in restructuring and other charges in our statements of operations. We currently estimate that we will incur additional charges with respect to this relocation plan of approximately $1.2 million. We expect the majority of the estimated additional charges will result in cash expenditures.

In connection with the Spin-off, we incurred restructuring and other charges of $0.2 million and $0.4 million, respectively, during the three and nine months ended September 30, 2017 primarily related to retention awards to certain employees. Additionally, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities in the second quarter of 2015. We incurred restructuring and other charges associated with the cost reduction plan of $0.2 million and $2.6 million during the three and nine months ended September 30, 2017, respectively. The charges incurred in conjunction with the Spin-off and cost reduction plan are reflected as restructuring and other charges in our statements of operations. In 2017, we completed restructuring activities related to the Spin-off and cost reduction plan.

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Retention awards to certain employees	$—	$189	$—	$442
Employee termination benefits	33	206	1,389	2,100
Relocation costs	231	—	297	—
Other	—	22	—	493
Total restructuring and other charges	$264	$417	$1,686	$3,035

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

The provision for income taxes for the three and nine months ended September 30, 2018 includes $5.1 million and $10.8 million, respectively, related to income tax on income in Argentina recorded as a result of foreign exchange rate movements.

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

Note 13 - Stock-Based Compensation

Stock Options

Stock options are granted at fair market value at the grant date, are exercisable according to the vesting schedule established and generally expire no later than ten years after the grant date. Stock options generally vest one-third per year on each of the first three anniversaries of the grant date. There were no stock options granted during the nine months ended September 30, 2018.

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

The table below presents the changes in restricted stock, restricted stock units and performance units for our common stock during the nine months ended September 30, 2018.

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2018	1,165	$23.93
Granted	571	26.29
Vested	(474)	23.50
Cancelled	(95)	25.15
Non-vested awards, September 30, 2018	1,167	25.16

As of September 30, 2018, we estimate $20.4 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance units issued to our employees to be recognized over the weighted-average vesting period of 1.6 years.

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

The following table presents a reconciliation of basic and diluted net income per common share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator for basic and diluted net income per common share:
Income (loss) from continuing operations	$3,196	$1,214	$5,665	$(7,939)
Income from discontinued operations, net of tax	2,173	2,139	5,116	35,157
Less: Net income attributable to participating securities	(140)	(92)	(284)	—
Net income — used in basic and diluted net income per common share	$5,229	$3,261	$10,497	$27,218

Weighted average common shares outstanding including participating securities	36,430	36,036	36,361	35,969
Less: Weighted average participating securities outstanding	(950)	(990)	(959)	(1,032)
Weighted average common shares outstanding — used in basic net income per common share	35,480	35,046	35,402	34,937
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	64	74	67	*
Weighted average common shares outstanding — used in diluted net income per common share	35,544	35,120	35,469	34,937

Net income per common share:
Basic	$0.15	$0.09	$0.30	$0.78
Diluted	$0.15	$0.09	$0.30	$0.78

*	Excluded from diluted net income per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income per common share as their inclusion would have been anti-dilutive for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value	35	39	35	45
On exercise of options and vesting of restricted stock units	—	—	—	82
Net dilutive potential common shares issuable	35	39	35	127

Note 15 - Commitments and Contingencies

Contingencies

Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. Pursuant to the separation and distribution agreement, we transferred cash of $19.7 million to Archrock during the nine months ended September 30, 2017. The transfer of cash was recognized as a reduction to additional paid-in capital in our financial statements. As of September 30, 2018, the remaining principal amounts due to us from PDVSA Gas in respect of the sale of our previously nationalized assets and our joint ventures’ previously nationalized assets were approximately $17 million and $4 million, respectively. In subsequent periods, the recognition of a liability, if applicable, resulting from this contingency to Archrock is expected to impact equity, and as such, is not expected to have an impact on our statements of operations.

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2018 and December 31, 2017, we had accrued $3.2 million and $2.8 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

The following table presents revenue and other financial information by reportable segment for the three and nine months ended September 30, 2018 and 2017 (in thousands):

Three Months Ended	Contract Operations	Aftermarket Services	Product Sales	Reportable Segments Total
September 30, 2018:
Revenue	$84,828	$29,993	$220,028	$334,849
Gross margin (1)	57,060	7,855	31,822	96,737
September 30, 2017:
Revenue	$92,561	$29,799	$192,119	$314,479
Gross margin (1)	58,921	7,896	20,500	87,317

Nine Months Ended	Contract Operations	Aftermarket Services	Product Sales	Reportable Segments Total
September 30, 2018:
Revenue	$272,808	$88,631	$667,264	$1,028,703
Gross margin (1)	177,283	23,890	86,960	288,133
September 30, 2017:
Revenue	$279,947	$76,567	$521,091	$877,605
Gross margin (1)	180,818	20,774	51,910	253,502
________________________________

(1)	Gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense).

The following table reconciles income before income taxes to total gross margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income before income taxes	$11,150	$9,577	$28,733	$11,674
Selling, general and administrative	45,103	42,880	133,727	131,855
Depreciation and amortization	31,108	27,010	92,321	78,110
Long-lived asset impairment	2,054	—	3,858	—
Restatement related charges (recoveries), net	(342)	1,997	(318)	3,011
Restructuring and other charges	264	417	1,686	3,035
Interest expense	7,685	7,860	21,787	27,329
Other (income) expense, net	(285)	(2,424)	6,339	(1,512)
Total gross margin	$96,737	$87,317	$288,133	$253,502

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

Condensed Consolidating Balance Sheet
September 30, 2018
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
ASSETS

Cash and cash equivalents	$6	$6,756	$30,204	$—	$36,966
Restricted cash	—	—	546	—	546
Accounts receivable, net	—	88,840	154,601	—	243,441
Inventory, net	—	79,158	62,688	—	141,846
Contract assets	—	45,095	26,746	—	71,841
Intercompany receivables	—	158,454	348,837	(507,291)	—
Other current assets	—	9,139	31,343	—	40,482
Current assets associated with discontinued operations	—	—	12,925	—	12,925
Total current assets	6	387,442	667,890	(507,291)	548,047
Property, plant and equipment, net	—	285,530	575,467	—	860,997
Investment in affiliates	554,384	865,011	(310,627)	(1,108,768)	—
Deferred income taxes	—	5,575	8,156	—	13,731
Intangible and other assets, net	—	29,046	58,369	—	87,415
Long-term assets associated with discontinued operations	—	—	2,302	—	2,302
Total assets	$554,390	$1,572,604	$1,001,557	$(1,616,059)	$1,512,492

LIABILITIES AND EQUITY

Accounts payable, trade	$—	$131,794	$34,564	$—	$166,358
Accrued liabilities	—	49,621	78,233	—	127,854
Contract liabilities	—	48,253	40,934	—	89,187
Intercompany payables	1,284	348,837	157,170	(507,291)	—
Current liabilities associated with discontinued operations	—	—	15,978	—	15,978
Total current liabilities	1,284	578,505	326,879	(507,291)	399,377
Long-term debt	—	418,668	—	—	418,668
Deferred income taxes	—	—	6,356	—	6,356
Long-term contract liabilities	—	11,047	78,689	—	89,736
Other long-term liabilities	—	10,000	28,948	—	38,948
Long-term liabilities associated with discontinued operations	—	—	6,301	—	6,301
Total liabilities	1,284	1,018,220	447,173	(507,291)	959,386
Total Equity	553,106	554,384	554,384	(1,108,768)	553,106
Total liabilities and equity	$554,390	$1,572,604	$1,001,557	$(1,616,059)	$1,512,492

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

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2018
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Revenues	$—	$223,429	$129,517	$(18,097)	$334,849
Cost of sales (excluding depreciation and amortization expense)	—	183,640	72,569	(18,097)	238,112
Selling, general and administrative	285	23,035	21,783	—	45,103
Depreciation and amortization	—	9,015	22,093	—	31,108
Long-lived asset impairment	—	1,277	777	—	2,054
Restatement related recoveries, net	—	(342)	—	—	(342)
Restructuring and other charges	—	—	264	—	264
Interest expense	—	8,941	(1,256)	—	7,685
Intercompany charges, net	—	1,880	(1,880)	—	—
Equity in (income) loss of affiliates	(5,654)	(4,186)	15,774	(5,934)	—
Other (income) expense, net	—	(477)	192	—	(285)
Income (loss) before income taxes	5,369	646	(799)	5,934	11,150
Provision for income taxes	—	12,234	12,962	(17,242)	7,954
Income (loss) from continuing operations	5,369	(11,588)	(13,761)	23,176	3,196
Income from discontinued operations, net of tax	—	—	2,173	—	2,173
Net income (loss)	5,369	(11,588)	(11,588)	23,176	5,369
Other comprehensive loss	(2,673)	(2,673)	(2,673)	5,346	(2,673)
Comprehensive income (loss) attributable to Exterran stockholders	$2,696	$(14,261)	$(14,261)	$28,522	$2,696

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2017
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Revenues	$—	$228,424	$125,020	$(38,965)	$314,479
Cost of sales (excluding depreciation and amortization expense)	—	195,828	70,299	(38,965)	227,162
Selling, general and administrative	310	20,297	22,273	—	42,880
Depreciation and amortization	—	8,872	18,138	—	27,010
Restatement related charges, net	—	1,861	136	—	1,997
Restructuring and other charges	—	310	107	—	417
Interest expense	—	7,797	63	—	7,860
Intercompany charges, net	—	1,479	(1,479)	—	—
Equity in (income) loss of affiliates	(3,666)	(16,463)	8,678	11,451	—
Other (income) expense, net	3	(321)	(2,106)	—	(2,424)
Income before income taxes	3,353	8,764	8,911	(11,451)	9,577
Provision for income taxes	—	979	3,264	4,120	8,363
Income from continuing operations	3,353	7,785	5,647	(15,571)	1,214
Income from discontinued operations, net of tax	—	—	2,139	—	2,139
Net income	3,353	7,785	7,786	(15,571)	3,353
Other comprehensive income	1,310	1,310	1,310	(2,620)	1,310
Comprehensive income attributable to Exterran stockholders	$4,663	$9,095	$9,096	$(18,191)	$4,663

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2018
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Revenues	$—	$722,078	$369,209	$(62,584)	$1,028,703
Cost of sales (excluding depreciation and amortization expense)	—	600,393	202,761	(62,584)	740,570
Selling, general and administrative	920	65,152	67,655	—	133,727
Depreciation and amortization	—	27,030	65,291	—	92,321
Long-lived asset impairment	—	3,081	777	—	3,858
Restatement related recoveries, net	—	(318)	—	—	(318)
Restructuring and other charges	—	—	1,686	—	1,686
Interest expense	—	21,438	349	—	21,787
Intercompany charges, net	—	4,953	(4,953)	—	—
Equity in (income) loss of affiliates	(11,548)	(13,817)	5,932	19,433	—
Other (income) expense, net	(153)	(1,846)	8,338	—	6,339
Income before income taxes	10,781	16,012	21,373	(19,433)	28,733
Provision for income taxes	—	8,127	18,604	(3,663)	23,068
Income from continuing operations	10,781	7,885	2,769	(15,770)	5,665
Income from discontinued operations, net of tax	—	—	5,116	—	5,116
Net income	10,781	7,885	7,885	(15,770)	10,781
Other comprehensive loss	(10,039)	(10,039)	(10,039)	20,078	(10,039)
Comprehensive income (loss) attributable to Exterran stockholders	$742	$(2,154)	$(2,154)	$4,308	$742

Condensed Consolidating Statement of Operations and Comprehensive Income
Nine Months Ended September 30, 2017
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Revenues	$—	$606,536	$366,685	$(95,616)	$877,605
Cost of sales (excluding depreciation and amortization expense)	—	516,934	202,785	(95,616)	624,103
Selling, general and administrative	2,011	63,690	66,154	—	131,855
Depreciation and amortization	—	25,612	52,498	—	78,110
Restatement related charges, net	—	2,890	121	—	3,011
Restructuring and other charges	—	1,989	1,046	—	3,035
Interest expense	—	25,069	2,260	—	27,329
Intercompany charges, net	—	5,132	(5,132)	—	—
Equity in (income) loss of affiliates	(29,232)	(77,932)	36,591	70,573	—
Other (income) expense, net	3	(2,328)	813	—	(1,512)
Income before income taxes	27,218	45,480	9,549	(70,573)	11,674
Provision for income taxes	—	4,140	3,364	12,109	19,613
Income (loss) from continuing operations	27,218	41,340	6,185	(82,682)	(7,939)
Income from discontinued operations, net of tax	—	—	35,157	—	35,157
Net income	27,218	41,340	41,342	(82,682)	27,218
Other comprehensive income	284	284	284	(568)	284
Comprehensive income attributable to Exterran stockholders	$27,502	$41,624	$41,626	$(83,250)	$27,502

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(386)	$(7,525)	$96,704	$—	$88,793
Net cash provided by discontinued operations	—	—	1,144	—	1,144
Net cash provided by (used in) operating activities	(386)	(7,525)	97,848	—	89,937

Cash flows from investing activities:
Capital expenditures	—	(54,713)	(97,513)	—	(152,226)
Proceeds from sale of property, plant and equipment	—	51	2,379	—	2,430
Proceeds from sale of business	—	5,000	—	—	5,000
Intercompany transfers	—	5	6,562	(6,567)	—
Net cash used in continuing operations	—	(49,657)	(88,572)	(6,567)	(144,796)
Net cash provided by discontinued operations	—	—	66	—	66
Net cash used in investing activities	—	(49,657)	(88,506)	(6,567)	(144,730)

Cash flows from financing activities:
Proceeds from borrowings of debt	—	415,000	—	—	415,000
Repayments of debt	—	(365,371)	—	—	(365,371)
Intercompany transfers	(5)	(6,562)	—	6,567	—
Payments for debt issuance costs	—	(92)	—	—	(92)
Proceeds from stock options exercised	—	548	—	—	548
Purchases of treasury stock	—	(3,780)	—	—	(3,780)
Net cash provided by (used in) financing activities	(5)	39,743	—	6,567	46,305

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(3,691)	—	(3,691)
Net increase (decrease) in cash, cash equivalents and restricted cash	(391)	(17,439)	5,651	—	(12,179)
Cash, cash equivalents and restricted cash at beginning of period	397	24,195	25,099	—	49,691
Cash, cash equivalents and restricted cash at end of period	$6	$6,756	$30,750	$—	$37,512

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(391)	$50,993	$70,632	$—	$121,234
Net cash used in discontinued operations	—	—	(1,937)	—	(1,937)
Net cash provided by (used in) operating activities	(391)	50,993	68,695	—	119,297

Cash flows from investing activities:
Capital expenditures	—	(31,582)	(47,540)	—	(79,122)
Proceeds from sale of property, plant and equipment	—	1,988	4,567	—	6,555
Proceeds from sale of business	—	894	—	—	894
Intercompany transfers	—	(684)	(43,042)	43,726	—
Net cash used in continuing operations	—	(29,384)	(86,015)	43,726	(71,673)
Net cash provided by discontinued operations	—	—	19,354	—	19,354
Net cash used in investing activities	—	(29,384)	(66,661)	43,726	(52,319)

Cash flows from financing activities:
Proceeds from borrowings of debt	—	488,000	—	—	488,000
Repayments of debt	—	(463,940)	—	—	(463,940)
Intercompany transfers	684	43,042	—	(43,726)	—
Cash transfer to Archrock, Inc.	—	(44,720)	—	—	(44,720)
Payments for debt issuance costs	—	(7,911)	—	—	(7,911)
Proceeds from stock options exercised	—	684	—	—	684
Purchases of treasury stock	—	(3,319)	—	—	(3,319)
Net cash provided by (used in) financing activities	684	11,836	—	(43,726)	(31,206)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(373)	—	(373)
Net increase in cash, cash equivalents and restricted cash	293	33,445	1,661	—	35,399
Cash, cash equivalents and restricted cash at beginning of period	131	16,645	19,573	—	36,349
Cash, cash equivalents and restricted cash at end of period	$424	$50,090	$21,234	$—	$71,748

Note 18 - Subsequent Event

As discussed in Note 7, in October 2018, we and EESLP entered into the Amended Credit Agreement, which among other things, increased the borrowing capacity under our revolving credit facility from $680.0 million to $700.0 million. The Amended Credit Agreement also extended the maturity date of the revolving credit facility to October 9, 2023.

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

Disclosure Regarding Forward-Looking Statements

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations; the expected amount of our capital expenditures; expenditures related to the current governmental investigation; anticipated cost savings, future revenue, gross margin and other financial or operational measures related to our business and our primary business segments; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

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

•	risks associated with our operations, such as equipment defects, equipment malfunctions and natural disasters;

•	the risk that counterparties will not perform their obligations under their contracts with us;

•	the financial condition of our customers;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment and workforce factors, including our ability to hire, train and retain key employees;

•	our ability to implement our business and financial objectives, including:

•	winning profitable new business;

•	timely and cost-effective execution of projects;

•	enhancing our asset utilization, particularly with respect to our fleet of compressors;

•	integrating acquired businesses;

•	generating sufficient cash to satisfy our operating needs, existing capital commitments and other contractual cash obligations, including our debt obligations; and

•	accessing the financial markets at an acceptable cost;

•	our ability to accurately estimate our costs and time required under our fixed price contracts;

•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures;

•	the results of governmental actions relating to the current investigation; and

•	our level of indebtedness and ability to fund our business.

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

Industry observers anticipate strong continued global demand for hydrocarbons, including demand for liquefied natural gas. However, customer cash flows and returns on capital could drive customer investment priorities. Industry observers believe shareholders are encouraging management teams of energy producers to focus operational and compensation strategies on returns and cash flow generation rather than solely on production growth. To accomplish these strategies, energy producers may need to better prioritize capital spending, which could impact resource allocation and ultimately the amount of new projects and capital spending by our customers.

Our Performance Trends and Outlook

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression and oil and natural gas production and processing and our customers’ decisions to use our products and services, use our competitors’ products and services or own and operate the equipment themselves.

Historically, oil, natural gas and natural gas liquids and the level of drilling and exploration activity in North America have been volatile. The Henry Hub spot price for natural gas was $3.01 per MMBtu at September 30, 2018, which was 18% lower than the price at December 31, 2017 and 2% higher than the price at September 30, 2017, respectively, and the U.S. natural gas liquid composite price was $8.99 per MMBtu for the month of July 2018, which was 15% higher than the prices for the months of December 2017 and September 2017. In addition, the West Texas Intermediate crude oil spot price as of September 30, 2018 was 21% and 42% higher than prices at December 31, 2017 and September 30, 2017, respectively. Increased stability of oil, natural gas and natural gas liquids prices in 2017 and thus far in 2018 has encouraged increased customer spending and investments in equipment that have led to increased activity and bookings in North America. Booking activity levels for our manufactured products in North America during the three months ended September 30, 2018 were $337.4 million, which represents increases of 227% and 41% compared to the three months ended December 31, 2017 and September 30, 2017, respectively, and our North America product sales backlog as of September 30, 2018 was $557.3 million, which represents increases of 32% and 8% compared to December 31, 2017 and September 30, 2017, respectively. Additionally, our North America contract operations services backlog as of September 30, 2018 was approximately $73 million. We believe that recent booking levels reflect the expectation that commodity prices will continue to remain above the low levels experienced in early 2016.

Longer-term fundamentals in our international markets partially depend on international oil and gas infrastructure projects, many of which are based on the longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based on longer-term fundamentals that may be less tied to near term commodity prices than our North American customers. Over the long term, we believe the demand for our products and services in international markets will continue, and we expect to have opportunities to grow our international businesses. Booking activity levels for our manufactured products in international markets during the three months ended September 30, 2018 were $6.7 million, which represents a decrease of 32% compared to the three months ended December 31, 2017 and relatively flat compared to the three months ended September 30, 2017. Our international product sales backlog as of September 30, 2018 was $201.8 million, which represents increases of 408% and 337% compared to December 31, 2017 and September 30, 2017, respectively. Additionally, our international contract operations services backlog as of September 30, 2018 was approximately $1.3 billion.

Aggregate booking activity levels for our manufactured products in North America and international markets during the three months ended September 30, 2018 were $344.1 million, which represents increases of 204% and 40% compared to the three months ended December 31, 2017 and September 30, 2017, respectively. Fluctuations in the size and timing of customers’ requests for bid proposals and awards of new contracts tend to create variability in booking activity levels from period to period.

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

Our level of capital spending largely depends on the demand for our contract operations services and the equipment required to provide such services to our customers. We have invested more capital in our contract operations business in the first nine months of 2018 than we did in the full year of 2017, and based on current demand, we anticipate this trend continuing in the near term. The increased investment during 2018 is driven by several large multi-year projects contracted in 2017 and 2018 that are scheduled to start earning revenue in 2018 and 2019.

Operating Highlights

The following table summarizes our product sales backlog (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017
Product Sales Backlog:
Compression equipment	$464,866	$254,745	$282,372
Processing and treating equipment	284,943	178,814	237,255
Production equipment (1)	5,450	14,138	22,941
Other product sales	3,879	13,349	17,329
Total product sales backlog	$759,138	$461,046	$559,897
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

Revenue.
Revenue during the three months ended September 30, 2018 and 2017 was $334.8 million and $314.5 million, respectively. The increase in revenue during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was due to an increase in revenue in our product sales segment, partially offset by a decrease in revenue in our contract operations segment.

Revenue during the nine months ended September 30, 2018 and 2017 was $1,028.7 million and $877.6 million, respectively. The increase in revenue during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was due to revenue increases in our product sales and aftermarket services segments, partially offset by a decrease in revenue in our contract operations segment.

Net income.
We generated net income of $5.4 million and $3.4 million during the three months ended September 30, 2018 and 2017, respectively. The increase in net income during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to an increase in gross margin for our product sales segment, partially offset by an increase in depreciation and amortization expense, foreign currency losses of $0.8 million during the three months ended September 30, 2018 compared to foreign currency gains of $2.4 million during three months ended September 30, 2017 and an increase in selling, general and administrative (“SG&A”) expense.

We generated net income of $10.8 million and $27.2 million during the nine months ended September 30, 2018 and 2017, respectively. The decrease in net income during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a decrease in income from discontinued operations, net of tax, an increase in depreciation and amortization expense and foreign currency losses of $6.4 million during the nine months ended September 30, 2018 compared to foreign currency gains of $1.5 million during nine months ended September 30, 2017. These activities were partially offset by an increase in gross margin for our product sales segment and a decrease in interest expense. Net income during the nine months ended September 30, 2018 and 2017 included income from discontinued operations, net of tax, of $5.1 million and $35.2 million, respectively. Income for discontinued operations, net of tax, for the nine months ended September 30, 2017 was positively impacted by an installment payment received associated with our Venezuelan subsidiary’s sale of its previously nationalized assets and recoveries from liquidated damages releases and customer approved change orders related to Belleli EPC.

EBITDA, as adjusted.
Our EBITDA, as adjusted, was $52.1 million and $44.8 million during the three months ended September 30, 2018 and 2017, respectively. EBITDA, as adjusted, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 increased primarily due to an increase in gross margin for our product sales segment, partially offset by an increase in SG&A expense.

Our EBITDA, as adjusted, was $154.0 million and $122.7 million during the nine months ended September 30, 2018 and 2017, respectively. EBITDA, as adjusted, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 increased primarily due to an increase in gross margin for our product sales segment, partially offset by an increase in SG&A expense.

EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures” included elsewhere in this Quarterly Report.

The Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Contract Operations
(dollars in thousands)

	Three Months Ended September 30,
	2018	2017	Change	% Change
Revenue	$84,828	$92,561	$(7,733)	(8)%
Cost of sales (excluding depreciation and amortization expense)	27,768	33,640	(5,872)	(17)%
Gross margin	$57,060	$58,921	$(1,861)	(3)%
Gross margin percentage (1)	67%	64%	3%	5%
___________________
(1) Defined as gross margin divided by revenue.

The decrease in revenue during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to decreases in revenue of $7.8 million and $2.2 million in the Latin America region and North America region, respectively, partially offset by an increase in revenue of $2.0 million in the Middle East and Africa region. The decrease in the Latin America region was primarily driven by a $5.9 million decrease in revenue resulting from a devaluation of the Argentine Peso during the current year period. The decrease in the North America region was primarily driven by a project that terminated operations in the first quarter of 2018. The increase in the Middle East and Africa region was driven by a $2.4 million increase in revenue primarily resulting from the start-up of projects that were not operating in the prior year period. Gross margin decreased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to the revenue decreases explained above. The devaluation of the Argentine Peso during the current year period negatively impacted gross margin by $1.0 million. Gross margin percentage during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 increased primarily due to the devaluation of the Argentine Peso discussed above.

Aftermarket Services
(dollars in thousands)

	Three Months Ended September 30,
	2018	2017	Change	% Change
Revenue	$29,993	$29,799	$194	1%
Cost of sales (excluding depreciation and amortization expense)	22,138	21,903	235	1%
Gross margin	$7,855	$7,896	$(41)	(1)%
Gross margin percentage	26%	26%	—%	—%

Revenue remained relatively flat during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to an increase in commissioning services, offset by a decrease in overhauls services. Geographically, revenue increased by $1.4 million and $1.2 million in the North America region and Middle East and Africa region, respectively, and decreased by $1.5 million and $0.9 million in the Latin America region and Asia Pacific region, respectively. Gross margin and gross margin percentage remained relatively flat during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Product Sales
(dollars in thousands)

	Three Months Ended September 30,
	2018	2017	Change	% Change
Revenue	$220,028	$192,119	$27,909	15%
Cost of sales (excluding depreciation and amortization expense)	188,206	171,619	16,587	10%
Gross margin	$31,822	$20,500	$11,322	55%
Gross margin percentage	14%	11%	3%	27%

The increase in revenue during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to increases in revenue of $27.0 million in the North America region and $1.9 million in the Middle East and Africa region. The increase in revenue in the North America region was primarily due to increases of $23.8 million and $21.4 million in processing and treating equipment revenue and compression equipment revenue, respectively, partially offset by a decrease of $18.2 million in production equipment revenue. In June 2018, we completed the sale of our North America PEQ assets. The increase in revenue in the Middle East and Africa region was primarily due to an increase of $10.7 million in processing and treating equipment revenue, partially offset by decreases of $6.3 million and $4.0 million in compression equipment revenue and production equipment revenue, respectively. Gross margin and gross margin percentage increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to the revenue increases explained above and a shift in product mix in the North America region during the current year period.

Costs and Expenses
(dollars in thousands)

	Three Months Ended September 30,
	2018	2017	Change	% Change
Selling, general and administrative	$45,103	$42,880	$2,223	5%
Depreciation and amortization	31,108	27,010	4,098	15%
Long-lived asset impairment	2,054	—	2,054	n/a
Restatement related charges (recoveries), net	(342)	1,997	(2,339)	(117)%
Restructuring and other charges	264	417	(153)	(37)%
Interest expense	7,685	7,860	(175)	(2)%
Other (income) expense, net	(285)	(2,424)	2,139	(88)%

Selling, general and administrative
SG&A expense increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to increases in healthcare costs and training expenses in the current year period. SG&A expense as a percentage of revenue was 13% and 14% during the three months ended September 30, 2018 and 2017, respectively.

Depreciation and amortization
Depreciation and amortization expense during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 increased primarily due to an increase in depreciation expense of $2.4 million for our compression equipment driven by policy changes relating to the useful lives and salvage values made in the fourth quarter of 2017. Additionally, the start-up of contract operations projects in the Middle East and Africa region during the current year also resulted in an increase in depreciation expense.

Long-lived asset impairment
We regularly review the future deployment of our idle compression assets used in our contract operations segment for units that are not the type, configuration, condition, make or model that are cost efficient to maintain and operate. During the third quarter 2018, we evaluated for impairment idle units that had been previously culled from our fleet and are available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain units. This resulted in an additional impairment of $2.1 million to reduce the book value of each unit to its estimated fair value during the three months ended September 30, 2018. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties.

Restatement related charges
As discussed in Note 10 to the Financial Statements, during the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. During the three months ended September 30, 2018 and 2017, we incurred $0.3 million and $2.0 million, respectively, of external costs associated with an SEC investigation and remediation activities related to the restatement of our financial statements. During the three months ended September 30, 2018, we recorded recoveries from Archrock pursuant to the separation and distribution agreement of $0.6 million for previously incurred restatement related costs.

Restructuring and other charges
In the second quarter of 2018, we initiated a relocation plan in the North America region to better align our contract operations business with our customers. As a result of this plan, during the three months ended September 30, 2018, we incurred restructuring and other charges of $0.3 million primarily related to relocation costs.

In the second quarter of 2015, we announced a cost reduction plan, primarily focused on workforce reductions and the reorganization of certain facilities. As a result of this plan, during the three months ended September 30, 2017, we incurred restructuring and other charges of $0.2 million primarily related to employee termination benefits. Additionally, during the three months ended September 30, 2017, we incurred $0.2 million of costs associated with the Spin-off primarily related to retention awards to certain employees. The charges incurred in conjunction with the relocation plan, cost reduction plan and Spin-off are included in restructuring and other charges in our statements of operations. See Note 11 to the Financial Statements for further discussion of these charges.

Interest expense
The decrease in interest expense during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to an increase in capitalized interest resulting from increased construction activities during the current year period, partially offset by a higher average balance of long-term debt. During the three months ended September 30, 2018 and 2017, the average daily outstanding borrowings of long-term debt were $453.0 million and $375.0 million, respectively.

Other (income) expense, net
The change in other (income) expense, net, was primarily due to foreign currency losses of $0.8 million compared to foreign currency gains of $2.4 million during the three months ended September 30, 2018 and 2017, respectively. Our foreign currency gains and losses included translation losses of $0.2 million and translation gains of $2.4 million during the three months ended September 30, 2018 and 2017, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. Other (income) expense, net, also included penalties of $0.4 million incurred for the settling of non-income-based tax debt during the prior year period in connection with the Brazilian Tax Special Regularization Program (the “PERT” Program). For further discussion on the PERT Program, see Note 12 to the Financial Statements.

Income Taxes
(dollars in thousands)

	Three Months Ended September 30,
	2018	2017	Change	% Change
Provision for income taxes	$7,954	$8,363	$(409)	(5)%
Effective tax rate	71.3%	87.3%	(16)%	(18)%

Our income tax expense for the three months ended September 30, 2018 included a $5.1 million tax expense related to income tax on income in Argentina recorded as a result of foreign exchange rate movements. Our income tax expense for the three months ended September 30, 2017 included a $2.9 million income tax benefit attributable to the reversal of valuation allowances against certain deferred tax assets related to income tax loss carryforwards that were utilized under the PERT Program and a $5.7 million valuation allowance recorded against U.S. deferred tax assets.

Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn, or losses we incur, in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. Our effective tax rate is also impacted by valuation allowances recorded against loss carryforwards in the U.S. and certain other jurisdictions, foreign withholding taxes and changes in foreign currency exchange rates.

Discontinued Operations
(dollars in thousands)

	Three Months Ended September 30,
	2018	2017	Change	% Change
Income from discontinued operations, net of tax	$2,173	$2,139	$34	2%

Income from discontinued operations, net of tax, includes our Venezuelan subsidiary’s operations that were expropriated in June 2009, including compensation for expropriation, and our Belleli EPC business.

Income from discontinued operations, net of tax, remained relatively flat during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. For further details on our discontinued operations, see Note 3 to the Financial Statements.

The Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Contract Operations
(dollars in thousands)

	Nine Months Ended September 30,
	2018	2017	Change	% Change
Revenue	$272,808	$279,947	$(7,139)	(3)%
Cost of sales (excluding depreciation and amortization expense)	95,525	99,129	(3,604)	(4)%
Gross margin	$177,283	$180,818	$(3,535)	(2)%
Gross margin percentage (1)	65%	65%	—%	—%
___________________
(1) Defined as gross margin divided by revenue.

The decrease in revenue during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to decreases in revenue of $9.8 million and $9.4 million in the Latin America region and North America region, respectively, partially offset by increases in revenue of $9.3 million and $2.8 million in the Middle East and Africa region and Asia Pacific region, respectively. The decrease of revenue in the Latin America region was primarily driven by an $11.5 million decrease in Argentina primarily due to a devaluation of the Argentine Peso during the current year period. The decrease of revenue in the North America region was primarily due to renegotiations on a contract extension that resulted in lower revenue in the current year period and a project that terminated operations in the first quarter of 2018. The increase in the Middle East and Africa region was driven by a $9.1 million increase in revenue primarily resulting from the start-up of projects that were not operating or began operating in the prior year period. The increase in revenue in the Asia Pacific region was primarily driven by a $2.8 million recovery of an early termination fee for a contract that terminated in January 2016. Gross margin decreased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the revenue decrease explained above. Gross margin percentage during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 remained flat.

Aftermarket Services
(dollars in thousands)

	Nine Months Ended September 30,
	2018	2017	Change	% Change
Revenue	$88,631	$76,567	$12,064	16%
Cost of sales (excluding depreciation and amortization expense)	64,741	55,793	8,948	16%
Gross margin	$23,890	$20,774	$3,116	15%
Gross margin percentage	27%	27%	—%	—%

The increase in revenue during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to increases in revenue of $8.5 million, $2.8 million and $1.2 million in the Middle East and Africa, North America and Latin America regions, respectively. The increase in revenue in the Middle East and Africa region was primarily driven by an increase in part sales. The increase in the North America region was primarily driven by increases in commissioning services and part sales. The increase in the Latin America region was primarily driven by an increase in commissioning services, partially offset by a decrease in part sales. Gross margin increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the revenue increase explained above. Gross margin percentage during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 remained flat.

Product Sales
(dollars in thousands)

	Nine Months Ended September 30,
	2018	2017	Change	% Change
Revenue	$667,264	$521,091	$146,173	28%
Cost of sales (excluding depreciation and amortization expense)	580,304	469,181	111,123	24%
Gross margin	$86,960	$51,910	$35,050	68%
Gross margin percentage	13%	10%	3%	30%

The increase in revenue during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to increases in revenue of $162.4 million in the North America region and $16.3 million in the Asia Pacific region, partially offset by a decrease in revenue of $33.5 million in the Middle East and Africa region. The increase in revenue in the North America region was primarily due to increases of $118.5 million and $79.8 million in processing and treating equipment revenue and compression equipment revenue, respectively, partially offset by a decrease of $35.7 million in production equipment revenue. The increase in revenue in the Asia Pacific region was primarily due to an increase in compression equipment revenue. The decrease in revenue in the Middle East and Africa region was primarily due to decreases of $19.3 million and $11.0 million in compression equipment revenue and processing and treating equipment revenue, respectively. Gross margin and gross margin percentage increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to the revenue increase explained above and a shift in product mix in the North America region during the current year period.

Costs and Expenses
(dollars in thousands)

	Nine Months Ended September 30,
	2018	2017	Change	% Change
Selling, general and administrative	$133,727	$131,855	$1,872	1%
Depreciation and amortization	92,321	78,110	14,211	18%
Long-lived asset impairment	3,858	—	3,858	n/a
Restatement related charges (recoveries), net	(318)	3,011	(3,329)	(111)%
Restructuring and other charges	1,686	3,035	(1,349)	(44)%
Interest expense	21,787	27,329	(5,542)	(20)%
Other (income) expense, net	6,339	(1,512)	7,851	(519)%

Selling, general and administrative
SG&A expense remained relatively flat during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. SG&A expense as a percentage of revenue was 13% and 15% during the nine months ended September 30, 2018 and 2017, respectively.

Depreciation and amortization
Depreciation and amortization expense during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 increased primarily due to an increase in depreciation expense of $7.5 million for our compression equipment driven by policy changes relating to the useful lives and salvage values made in the fourth quarter of 2017. Additionally, depreciation expense of capitalized installation costs increased by $3.4 million primarily due to additional depreciation on projects that were not operating in the prior year period. Capitalized installation costs, included, among other things, civil engineering, piping, electrical instrumentation and project management costs.

Long-lived asset impairment
We regularly review the future deployment of our idle compression assets used in our contract operations segment for units that are not the type, configuration, condition, make or model that are cost efficient to maintain and operate. During the third quarter 2018, we evaluated for impairment idle units that had been previously culled from our fleet and are available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain units. This resulted in an additional impairment of $2.1 million to reduce the book value of each unit to its estimated fair value during the nine months ended September 30, 2018. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties.

In the fourth quarter of 2017, we classified certain PEQ assets primarily related to inventory and property, plant and equipment, net, within our product sales business as assets held for sale in our balance sheets. In June 2018, we completed the sale of our PEQ assets. During the nine months ended September 30, 2018, we recorded an impairment of $1.8 million to reduce these assets to their approximate fair values based on the expected net proceeds. For further details, see Note 6 to the Financial Statements.

Restatement related charges
As discussed in Note 10 to the Financial Statements, during the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. During the nine months ended September 30, 2018 and 2017, we incurred $0.9 million and $5.8 million, respectively, of external costs associated with an SEC investigation and remediation activities related to the restatement of our financial statements. During the nine months ended September 30, 2018 and 2017, we recorded recoveries from Archrock pursuant to the separation and distribution agreement of $1.2 million and $2.8 million, respectively, for previously incurred restatement related costs.

Restructuring and other charges
In the second quarter of 2018, we initiated a relocation plan in the North America region to better align our contract operations business with our customers. As a result of this plan, during the nine months ended September 30, 2018, we incurred restructuring and other charges of $1.7 million primarily related to employee termination benefits.

In the second quarter of 2015, we announced a cost reduction plan, primarily focused on workforce reductions and the reorganization of certain facilities. As a result of this plan, during the nine months ended September 30, 2017, we incurred restructuring and other charges of $2.6 million primarily related to employee termination benefits. Additionally, during the nine months ended September 30, 2017, we incurred $0.4 million of costs associated with the Spin-off primarily related to retention awards to certain employees. The charges incurred in conjunction with the relocation plan, cost reduction plan and Spin-off are included in restructuring and other charges in our statements of operations. See Note 11 to the Financial Statements for further discussion of these charges.

Interest expense
The decrease in interest expense during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to an increase in capitalized interest resulting from increased construction activities during the current year period, interest expense of $2.4 million recorded for the settling of non-income-based tax debt during the prior year period in connection with two Brazilian tax programs we entered into and $1.7 million of unamortized deferred financing costs expensed in the prior year period resulting from the repayment of the term loan facility, partially offset by a higher average balance of long-term debt. During the nine months ended September 30, 2018 and 2017, the average daily outstanding borrowings of long-term debt were $455.3 million and $368.0 million, respectively. For further discussion on the two Brazilian tax programs, see Note 12 to the Financial Statements.

Other (income) expense, net
The change in other (income) expense, net, was primarily due to foreign currency losses of $6.4 million compared to foreign currency gains of $1.5 million during the nine months ended September 30, 2018 and 2017, respectively. Our foreign currency gains and losses included translation losses of $4.2 million and translation gains of $2.5 million during the nine months ended September 30, 2018 and 2017, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. Other (income) expense, net, also included a loss of $1.7 million on the sale of our PEQ assets in the current year period and penalties of $1.9 million incurred for the settling of non-income-based tax debt during the prior year period in connection with two Brazilian tax programs discussed above. For further discussion on the sale of our PEQ assets, see Note 6 to the Financial Statements.

Income Taxes
(dollars in thousands)

	Nine Months Ended September 30,
	2018	2017	Change	% Change
Provision for income taxes	$23,068	$19,613	$3,455	18%
Effective tax rate	80.3%	168.0%	(87.7)%	(52)%

Our income tax expense for the nine months ended September 30, 2018 included a $10.8 million tax expense related to income tax on income in Argentina recorded as a result of foreign exchange rate movements. Our income tax expense for the nine months ended September 30, 2017 included a $14.8 million income tax benefit attributable to the reversal of valuation allowances against certain deferred tax assets related to income tax loss carryforwards that were utilized under two Brazilian tax programs and a $21.1 million valuation allowance recorded against U.S. deferred tax assets.

Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn, or losses we incur, in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. Our effective tax rate is also impacted by valuation allowances recorded against loss carryforwards in the U.S. and certain other jurisdictions, foreign withholding taxes and changes in foreign currency exchange rates.

Discontinued Operations
(dollars in thousands)

	Nine Months Ended September 30,
	2018	2017	Change	% Change
Income from discontinued operations, net of tax	$5,116	$35,157	$(30,041)	(85)%

Income from discontinued operations, net of tax, includes our Venezuelan subsidiary’s operations that were expropriated in June 2009, including compensation for expropriation, and our Belleli EPC business.

Income from discontinued operations, net of tax, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 decreased primarily due to a $19.7 million decrease in income from our Venezuelan subsidiary and a $10.4 million decrease in income from Belleli EPC. The decrease in income from our Venezuelan subsidiary was primarily related to an installment payment, including an annual charge, of $19.7 million received from PDVSA Gas, S.A. (“PDVSA Gas”) in the prior year period associated with our Venezuelan subsidiary’s sale of its previously nationalized assets. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as income from discontinued operations in the periods such payments are received. The decrease in income from Belleli EPC was primarily due to recoveries in the first quarter of 2017 resulting from our release of liquidated damages by a customer in exchange for us releasing them from certain extension of time claims and the obtainment of customer approved change orders. For further details on our discontinued operations, see Note 3 to the Financial Statements.

Liquidity and Capital Resources

Our unrestricted cash balance was $37.0 million at September 30, 2018, compared to $49.1 million at December 31, 2017. Working capital increased to $148.7 million at September 30, 2018 from $134.0 million at December 31, 2017. The increase in working capital was primarily due to increases in inventory and contract assets, partially offset by decreases in accounts receivables and current assets held for sale and an increase in accounts payable. The increases in inventory, contract assets and accounts payable were primarily driven by higher product sales activity in North America. The decrease in accounts receivable was driven by the timing of payments received from customers during the current year period. The decrease in current assets held for sale was driven by the sale of our PEQ assets in June 2018 as discussed in further detail in Note 6 to the Financial Statements.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in) continuing operations:
Operating activities	$88,793	$121,234
Investing activities	(144,796)	(71,673)
Financing activities	46,305	(31,206)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,691)	(373)
Discontinued operations	1,210	17,417
Net change in cash, cash equivalents and restricted cash	$(12,179)	$35,399

Operating Activities.  The decrease in net cash provided by operating activities during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily attributable to working capital increases in the current year period compared to working capital decreases in the prior year period, partially offset by improved gross margins in the current year period for our product sales segment. Working capital changes during the nine months ended September 30, 2018 included an increase of $51.1 million in inventory and an increase of $16.3 million in contract assets. Working capital changes during the nine months ended September 30, 2017 included an increase of $55.2 million in accounts receivable and a decrease of $54.5 million in costs and estimated earnings versus billings on uncompleted contracts.

Investing Activities.  The increase in net cash used in investing activities during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily attributable to a $73.1 million increase in capital expenditures. The increase in capital expenditures was primarily driven by an increase in growth capital expenditures on contract operation services contracts in the Middle East and Africa region and Latin America region.

Financing Activities.  The increase in net cash provided by financing activities during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily attributable to a $44.7 million decrease in cash transferred to Archrock pursuant to the separation and distribution agreement and an increase in net borrowings of $25.6 million on our long-term debt. The transfers of cash to Archrock during the nine months ended September 30, 2017 were triggered by our receipt of a payment from PDVSA Gas in respect of the sale of our previously nationalized assets and our occurrence of a qualified capital raise.

Discontinued Operations.  The decrease in net cash provided by discontinued operations during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily attributable to $19.7 million in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas during the nine months ended September 30, 2017.

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

The majority of our growth capital expenditures are related to installation costs on contract operations and acquisition costs of new compressor units and processing and treating equipment that we add to our contract operations fleet. In addition, growth capital expenditures can include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor unit is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications for which it previously was not suited. Maintenance capital expenditures are related to major overhauls of significant components of a compressor unit, such as the engine, compressor and cooler, that return the components to a “like new” condition, but do not modify the applications for which the compressor unit was designed.

We generally invest funds necessary to manufacture contract operations fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. We currently plan to spend approximately $200 million to $230 million in capital expenditures during 2018, including (1) approximately $170 million to $190 million on contract operations growth capital expenditures and (2) approximately $10 million to $20 million on equipment maintenance capital related to our contract operations business.

Long-Term Debt. We and our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”), are parties to an amended and restated credit agreement (the “Credit Agreement”) consisting of a $680.0 million revolving credit facility expiring in November 2020 and previously included a term loan facility.

During the nine months ended September 30, 2018 and 2017, the average daily outstanding borrowings of long-term debt were $455.3 million and $368.0 million, respectively. The weighted average annual interest rate on outstanding borrowings under our revolving credit facility at September 30, 2018 was 4.0%.

As of September 30, 2018, we had $50.0 million in outstanding borrowings and $58.2 million in outstanding letters of credit under our revolving credit facility. At September 30, 2018, taking into account guarantees through letters of credit, we had undrawn capacity of $571.8 million under our revolving credit facility.

The Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Credit Agreement) of 2.75 to 1.00. As of September 30, 2018, we maintained a 9.4 to 1.0 interest coverage ratio, a 1.8 to 1.0 total leverage ratio and a 0.2 to 1.0 senior secured leverage ratio. As of September 30, 2018, we were in compliance with all financial covenants under the Credit Agreement.

On October 9, 2018, we and EESLP entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which among other things, increased the borrowing capacity under our revolving credit facility from $680.0 million to $700.0 million. The Amended Credit Agreement also extended the maturity date of our revolving credit facility to October 9, 2023. Revolving borrowings under the Amended Credit Agreement bear interest at a rate equal to, at our option, either the Base Rate or LIBOR (or EURIBOR, in the case of Euro-denominated borrowings) plus the applicable margin. “Base Rate” means the greatest of (a) the prime rate, (b) the federal funds effective rate plus 0.50% and (c) one-month LIBOR plus 1.00%. The applicable margin for revolving borrowings varies (i) in the case of LIBOR and EURIBOR loans, from 1.75% to 2.75% and (ii) in the case of Base Rate loans, from 0.75% to 1.75%, and in each case will be determined based on a total leverage ratio pricing grid.

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

Unrestricted Cash. Of our $37.0 million unrestricted cash balance at September 30, 2018, $30.9 million was held by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to foreign withholding taxes. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S., the available borrowing capacity under our revolving credit facility and the repayment of intercompany liabilities from our non-U.S. subsidiaries will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

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

The following table reconciles our net income to EBITDA, as adjusted (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$5,369	$3,353	$10,781	$27,218
Income from discontinued operations, net of tax	(2,173)	(2,139)	(5,116)	(35,157)
Depreciation and amortization	31,108	27,010	92,321	78,110
Long-lived asset impairment	2,054	—	3,858	—
Restatement related charges (recoveries), net	(342)	1,997	(318)	3,011
Restructuring and other charges	264	417	1,686	3,035
Interest expense	7,685	7,860	21,787	27,329
(Gain) loss on currency exchange rate remeasurement of intercompany balances	164	(2,447)	4,245	(2,473)
Loss on sale of business	—	—	1,714	111
Penalties from Brazilian tax programs	—	381	—	1,857
Provision for income taxes	7,954	8,363	23,068	19,613
EBITDA, as adjusted	$52,083	$44,795	$154,026	$122,654

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with changes in foreign currency exchange rates due to our significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We currently do not have any derivative financial instruments outstanding to mitigate foreign currency risk. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency exchange rates that could potentially impact our future earnings and forecasted cash flows. We recorded foreign currency losses of $6.4 million and foreign currency gains of $1.5 million in our statements of operations during the nine months ended September 30, 2018 and 2017, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Our material exchange rate exposure relates to intercompany loans to subsidiaries whose functional currency are the Brazilian Real and Canadian Dollar, which loans carried U.S. dollars balances of $8.8 million and $33.5 million, respectively, as of September 30, 2018. Foreign currency gains and losses included translation losses of $4.2 million and translation gains of $2.5 million during the nine months ended September 30, 2018 and 2017, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recoded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table summarizes our repurchases of equity securities during the three months ended September 30, 2018:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
July 1, 2018 - July 31, 2018	43	$17.44	N/A	N/A
August 1, 2018 - August 31, 2018	10,277	28.61	N/A	N/A
September 1, 2018 - September 30, 2018	137	25.98	N/A	N/A
Total	10,457	$28.53	N/A	N/A
____________________

(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
2.1
Separation and Distribution Agreement, dated as of November 3, 2015, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

2.2
First Amendment to Separation and Distribution Agreement, dated as of December 15, 2015, by and among Archrock, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015

10.1
Second Amended and Restated Credit Agreement, dated as of October 9, 2018, by and among Exterran Corporation, Exterran Energy Solutions, L.P., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2018

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

Exterran Corporation

Date: November 6, 2018	By:	/s/ DAVID A. BARTA
David A. Barta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)