Form 10-K
period 2018-12-31
Exterran Corp
filed 2019-02-27
CIK 1635881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the common stock of the registrant held by non-affiliates, based on the closing price on the New York Stock Exchange, as of June 30, 2018 was $791,626,980.
Number of shares of the common stock of the registrant outstanding as of February 19, 2019: 36,142,190 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2019 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, are incorporated by reference into Part III of this Form 10-K.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include those described below, in Part I, Item 1A (“Risk Factors”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

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
Item 1.  Business

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a global systems and process company offering solutions in the oil, gas, water and power markets. We are a leader in natural gas processing and treatment and compression products and services, providing critical midstream infrastructure solutions to customers throughout the world. Outside the United States of America (“U.S.”), we are a leading provider of full-service natural gas contract compression and a supplier of aftermarket parts and services. Our manufacturing facilities are located in the U.S., Singapore and the United Arab Emirates.

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

General

We provide our products and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. We operate in three primary business lines: contract operations, aftermarket services and product sales. The nature and inherent interactions between and among our business lines provide us with opportunities to cross-sell and offer integrated product and service solutions to our customers.

For financial data relating to our reportable business segments or countries that accounted for 10% or more of our revenue in any of the last three fiscal years or 10% or more of our property, plant and equipment, net, as of December 31, 2018, 2017 or 2016, see Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and Note 22 to our Consolidated Financial Statements included in Part IV, Item 15 (collectively referred to as “Financial Statements,” and individually referred to as “balance sheets,” “statements of operations,” “statements of comprehensive income (loss),” “statements of stockholders’ equity” and “statements of cash flows” herein).

Contract Operations

In our contract operations business, we provide compression and processing and treating services through the operation of our natural gas compression equipment and crude oil and natural gas production and process equipment for our customers. In addition to these services, we also offer water treatment and power solutions to our customers on a stand-alone basis or integrated into our natural gas compression or crude oil production and processing solutions. Our services include the provision of personnel, equipment, tools, materials and supplies to meet our customers’ natural gas compression and oil and natural gas production and processing service needs. Activities we may perform in meeting our customers’ needs include engineering, designing, sourcing, constructing, installing, operating, servicing, repairing, maintaining and demobilizing equipment owned by us necessary to provide these services.

We generally enter into contracts with our contract operations customers with initial terms ranging between three to 12 years. In many instances, we are able to renew those contracts prior to the expiration of the initial term and in other instances, we may sell the underlying assets to our customers pursuant to purchase options or negotiated sale agreements. If a contract is not renewed or a customer does not purchase the underlying assets, our equipment is generally returned to our premises for future redeployment. Our contracts may include several compressor units on one site or entire facilities designed to process and treat produced oil or natural gas to make them suitable for end use, which may require us to make significant investments in equipment, facilities and related installation costs. Our commercial contracts generally require customers to pay a monthly service fee even during periods of limited or disrupted oil or natural gas feed flows, which we believe provide us with relatively stable and predictable cash flows. Additionally, because we typically do not take title to the oil or natural gas that we compress, process or treat, and because the natural gas we use as fuel for our equipment is supplied by our customers, we have limited direct exposure to short-term commodity price fluctuations.

Our equipment is operated and maintained in accordance with established operational procedures and maintenance schedules. These operations and maintenance procedures are updated as technology changes and as our operations team develops new techniques and procedures. In addition, because our field technicians regularly operate and maintain our contract operations equipment, they are familiar with the condition of our equipment and can readily identify potential problems. In our experience, this in-house expertise and these maintenance procedures maximize equipment life and unit availability, minimize avoidable downtime and lower the overall maintenance expenditures over the equipment life. We believe our contract operations services generally allow our customers to achieve higher production rates and lower unit costs of operation than they would otherwise achieve with their own operations, resulting in increased revenue and margin for our customers. In addition, outsourcing these services allows our customers flexibility for their compression and production and processing needs while limiting their upfront capital requirements.

During the year ended December 31, 2018, approximately 26% of our revenue and 62% of our gross margin was generated from contract operations. As of December 31, 2018, we had approximately $1.4 billion of unsatisfied performance obligations (commonly referred to as backlog), of which approximately $292 million is expected to be recognized as revenue before December 31, 2019. Our contract operations backlog consists of unfilled orders based on signed contracts and does not include potential sales pursuant to letters of intent received from customers. Our contract operations business is capital intensive. As of December 31, 2018, the net book value of property, plant and equipment associated with our contract operations business was $823.4 million.

Aftermarket Services

In our aftermarket services business, we sell parts and components and provide operations, maintenance, repair, overhaul, upgrade, startup and commissioning and reconfiguration services to customers who own their own oil and natural gas compression, production, processing, treating and related equipment. Our services range from routine maintenance services and parts sales done on a transactional basis to the full operation and maintenance of customer-owned equipment under long-term agreements.

We generally enter into contracts with our operation and maintenance customers with initial terms ranging between one to four years, and in some cases, in excess of five years. In many instances, we are able to renew those contracts prior to the expiration of the initial term. We believe that we are particularly well qualified to provide these services because of our highly experienced operating personnel and technical and engineering expertise gained through providing similar services as part of our contract operations business. In addition, our aftermarket services business complements our strategy to provide integrated infrastructure solutions to our customers because it enables us to continue to serve our customers after the sale of any products or facilities manufactured through our product sales business. Our business approach is designed to leverage our aftermarket services with our product sales business to provide full life-cycle services to customers who buy equipment from us and we also seek to sell those same aftermarket services to customers who have bought similar equipment from other companies based on our existing experience and infrastructure available to support them.

During the year ended December 31, 2018, approximately 9% of our revenue and 8% of our gross margin was generated from aftermarket services.

Product Sales

In our product sales business, we design, engineer, manufacture, install and sell natural gas compression packages as well as equipment used in the treating and processing of crude oil and natural gas primarily to major and independent oil and natural gas producers as well as national oil and natural gas companies around the world. We offer a broad range of equipment designed to process crude oil and natural gas into hydrocarbon commodities suitable for end use. Our products include wellhead, gathering, residue and high pressure natural gas compression equipment, cryogenic plants, mechanical refrigeration and dew point control plants, condensate stabilizers, water treatment equipment, integrated power generation and skid-mounted production packages designed for both onshore and offshore production facilities. We believe the broad range of products we sell through our global operating structure enables us to take advantage of the ongoing, worldwide energy infrastructure build-out.

We design, engineer, manufacture, sell and, in certain cases, install, skid-mounted natural gas compression equipment to meet standard or unique customer specifications. Generally, we manufacture compressors sold to third parties according to each customer’s specifications. We purchase components for these compressors from third party suppliers including several major engine and compressor original equipment manufacturers in the industry. We also sell pre-engineered compressor units designed to maximize value and fast delivery to our customers. Typically, we expect our compressor equipment backlog to be manufactured and delivered within a three to 12 month period.

We also sell custom-engineered, built-to-specification natural gas and oil processing and treating equipment, including designing facilities comprised of a combination of our products integrated into a solution that meets our customers’ needs. Some of these projects are located in remote areas and in developing countries with limited oil and natural gas industry infrastructure. To meet most customers’ rapid schedule requirements and minimize customer downtime, we maintain an inventory of standard products and longer lead-time components used to manufacture our products to our customers’ specifications. Typically, we expect our processing and treating equipment backlog to be produced within a six to 24 month period.

During the year ended December 31, 2018, approximately 65% of our revenue and 30% of our gross margin was generated from product sales. As of December 31, 2018, our backlog in product sales was approximately $706 million, of which approximately $690 million is expected to be recognized as revenue before December 31, 2019. Our product sales backlog consists of unfilled orders based on signed contracts and does not include potential product sales pursuant to letters of intent received from customers.

Competitive Strengths

We believe we have the following key competitive strengths:

•
Global footprint and expansive service and product offerings positioned to capitalize on the global energy infrastructure build-out.  The global oil and natural gas production and processing infrastructure build out provides us with opportunities for growth. We are well positioned to capitalize on increased opportunities in both the U.S. and international markets. We believe our global customer base will continue to invest in infrastructure projects based on longer-term fundamentals that are less tied to near-term commodity prices and that our size and geographic presence provide us with a unique advantage in meeting our customers’ needs. We provide our customers with a broad variety of products and services in approximately 25 countries worldwide, including compression, production and processing services, natural gas compression, oil and natural gas processing and treating equipment, water treatment solutions, installation services and integrated power generation. By offering a broad range of products and services that leverage our core strengths, we believe we provide unique integrated solutions that meet our customers’ needs. We believe the breadth and quality of our products and services, the depth of our customer relationships and our presence in many major oil and natural gas producing regions place us in a position to capture additional business on a global basis.

•
Complementary businesses enable us to offer customers integrated infrastructure solutions.  We aim to provide our customers with a single source to meet their energy infrastructure needs and we believe we have the ability to serve our customers’ changing needs in a variety of ways. For customers that seek to manage their capital spending on energy infrastructure projects, we offer our full project and operations services through our contract operations business. For customers that prefer to develop and acquire their own infrastructure assets, we are able to sell equipment and facilities to support their operations and, following the sale of our equipment, we can also provide commissioning, start-up, operations, maintenance, overhaul, upgrade and reconfiguration services through our aftermarket services business. Furthermore, we can combine our products into an integrated solution where we can design, engineer, procure and, in some cases, construct assets on-site for sale to our customers. Because of the breadth of our products and our unique ability to deliver those products through our different commercial models, we believe we are able to provide the right solution that is most suitable to our customers in the markets in which they operate. We believe this ability to provide our customers with a variety of products and services provides us with more business opportunities, as we are able to adjust the products and services we provide to reflect our customers’ changing needs.

•
High-quality products and services.  We have built a network of high-quality energy infrastructure assets that are strategically deployed across our global platform. Through our history of operating a wide variety of products in many energy-producing markets around the world, we have developed the technical expertise and experience that we believe is required to understand the needs of our customers and to meet those needs through a range of products and services. These products and services include highly customized compression, production, processing and treating solutions as well as standard products based on our expertise, in support of a range of projects, from those requiring quick completion to those that may take several years to fully develop. Additionally, our experience has enabled us to develop efficient systems and work processes and a skilled workforce that allow us to provide high-quality services. We seek to continually improve our products and services to enable us to provide our customers with high-quality, comprehensive oil and natural gas infrastructure support worldwide.

•
Cash flows from our contract operations business are supported by long-term contracts.  We provide contract operations services to customers located in 12 countries. Within our contract operations business, we seek to enter into long-term contracts with a diverse collection of customers, including large integrated oil and natural gas companies and national energy companies. These contracts generally involve initial terms ranging from three to 12 years, and typically require our customers to pay a monthly service fee even during periods of limited or disrupted oil or natural gas flows. Furthermore, our customer base includes companies that are among the largest and most well-known companies within their respective regions and countries.

•
Experienced management team.  We have an experienced and skilled management team with a long track record of driving growth through organic expansion and selective acquisitions. The members of our management team have strong relationships in the oil and gas industry and have operated through numerous commodity price cycles throughout our areas of operations. Members of our management team have spent a significant portion of their respective careers at highly regarded energy and manufacturing companies serving the upstream, midstream and downstream segments of the oil and natural gas market.

•
Well-balanced capital structure with sufficient liquidity.  We intend to maintain a capital structure with an appropriate amount of leverage and the financial flexibility to invest in our operations and pursue attractive growth opportunities which we believe will increase overall earnings and cash flow generated by our business. As of December 31, 2018, taking into account guarantees through outstanding letters of credit, we had undrawn capacity of $608.3 million under our revolving credit facility, of which $578.4 million was available for additional borrowings as a result of a covenant restriction included in our credit agreement. In addition, as of December 31, 2018, we had $19.3 million of cash and cash equivalents on hand.

Business Strategies

We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:

•
Strategically grow our business.  Our primary strategic focus involves the targeted growth of our core business by expanding our product and services offerings and by leveraging our existing, proven portfolio of products and services. We intend to infuse new technology and innovation into our existing midstream products and services while developing new product and service offerings in water treatment and integrated power generation. Additionally, our strategic focus includes targeting development opportunities in the U.S. energy market and expansion into new international markets benefiting from the global energy infrastructure build-out. We believe our diverse product and service portfolio allows us to readily respond to changes in industry and economic conditions and that our global footprint allows us to provide the prompt product availability our customers require. We have the ability to undertake projects in new locations as needed to meet customer demand and to readily deploy our capital to construct new or supplemental projects that we can build, own, operate and maintain on behalf of our customers through our contract operations business. In addition, we seek to provide our customers with integrated energy infrastructure solutions by combining product and service offerings across our businesses. We plan to supplement our organic growth with select acquisitions, partnerships and other commercial arrangements in key markets to further enhance our geographic reach, product offerings and other capabilities. We believe these arrangements will allow us to generate incremental revenues from existing and new customers and increase market share.

•
Expand customer base and deepen relationships with existing customers.  We believe the unique, broad range of products and services we offer, the quality of our products and services and our diverse geographic footprint position us to attract new customers and cross-sell our products and services to existing customers. In addition, we have a long history of providing our products and services to our customers which, coupled with the technical expertise of our experienced personnel, enables us to understand and meet our customers’ needs, particularly as those needs develop and change over time. We intend to continue to devote significant business development resources to market our products and services, leverage existing relationships and expedite our growth potential. Additionally, we seek to evolve our products and services offerings by developing new technologies that will allow us to provide differentiated solutions to the critical midstream infrastructure needs of our customers.

•
Enhance our safety performance.  We believe our safety performance and reputation help us to attract and retain customers and employees. We have adopted rigorous processes and procedures to facilitate our compliance with safety regulations and policies on a global basis. We work diligently to meet or exceed applicable safety regulations, and continue to focus on our safety as our business grows and operating conditions change.

•
Continue to optimize our global platform, products and services and enhance our profitability.  We regularly review and evaluate the quality of our operations, products and services and portfolio of our product and service offerings. This evaluation process includes assessing the quality of our performance and potential opportunities to create value for our customers. We believe the development and introduction of new technology into our existing products and services offerings will create more value for our customers and us in the market place, which we believe will further differentiate us from our competitors. Additionally, we believe our ongoing focus on improving the quality of our operations, products and services results in greater satisfaction among our customers, which we believe results in greater profitability and value for our shareholders.

Industry Overview

Natural Gas Compression

Natural gas compression is a mechanical process whereby the pressure of a given volume of natural gas is increased to a desired pressure for movement from one point to another and is essential to the production and transportation of natural gas. Compression is typically required several times during the natural gas production and transportation cycle, including (i) at the wellhead, (ii) throughout gathering and distribution systems, (iii) into and out of processing and storage facilities and (iv) along pipelines. Natural gas compression can also be used to re-inject associated gas into producing wells to provide enhanced oil recovery.

Our contract operations business is comprised primarily of large horsepower internal combustion engine or electric motor-driven reciprocating compressors that are typically deployed in facilities comprised of several compressors on one site. A significant portion of this business involves comprehensive projects that require the design, engineering, manufacture, delivery and installation of several compressors on one site coupled with related natural gas treating and processing equipment. We are able to serve our customers’ needs for such projects through our product sales business and with follow-on services from our aftermarket services business, or through the provision of our contract operations services.

Processing and Treating

Crude oil and natural gas are generally not marketable products as produced raw at the wellhead and must be processed or treated to meet hydrocarbon commodity specifications before they can be transported to market. Processing and treating equipment is used to separate and treat oil and natural gas as they are produced to achieve a marketable quality of product. Production processing typically involves the separation of oil and natural gas and the removal of contaminants or the separation of marketable liquids from the gas stream prior to transportation. The end result is “pipeline” or “sales” quality crude oil and natural gas. Further processing or refining is almost always required before oil or natural gas is suitable for use as fuel or feedstock for petrochemical production. Production processing normally takes place in the “upstream” and “midstream” sectors, while refining and petrochemical processing is referred to as the “downstream” sector. Wellhead or upstream processing and treating equipment include a wide and diverse range of products.

We manufacture custom-engineered, built-to-specification natural gas and oil processing and treating equipment. We also provide integrated solutions comprised of a combination of our products into a single offering, which typically consist of much larger equipment packages than standard equipment and are generally used in much larger scale production operations. The custom equipment sector is primarily driven by global economic trends, and the specifications for purchased equipment can vary significantly. Technology, engineering capabilities, project management, available manufacturing space and quality control standards are the key drivers in the custom equipment sector.

Outsourcing

Natural gas producers, transporters and processors choose to outsource their operations due to the benefits and flexibility of contract operations services. In particular, we believe outsourcing compression, production and processing operations to experienced operators like us offers customers:

•
access to our specialized personnel and technical skills, including engineers, operators and field service and maintenance employees, which we believe generally leads to improved production rates and increased throughput and therefore higher revenues and margins;

•
the ability to increase their profitability by transporting or producing a higher volume of natural gas through decreased equipment downtime and reduced operating, maintenance and equipment costs by allowing us, as the service provider, to efficiently manage their operations; and

•
the flexibility to deploy their capital on projects more directly related to their primary business of hydrocarbon exploration and production by reducing their investment in compression, production and processing equipment and related maintenance capital requirements.

Oil and Natural Gas Industry Cyclicality and Volatility

Changes in oil and natural gas exploration and production spending normally result in changes in demand for our products and services. However, we believe our contract operations business is less impacted by commodity prices than certain other energy service products and services because compression, production and processing services are necessary for oil and natural gas to be delivered from the wellhead to end users. Furthermore, our contract operations business is tied primarily to global oil and natural gas production and consumption trends, which are generally less cyclical in nature than exploration activities.

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

During the year ended December 31, 2018, MPLX LP (“MPLX”) accounted for approximately 15% of our total revenue. During the year ended December 31, 2017, Archrock accounted for approximately 12% of our total revenue and during the year ended December 31, 2016, Petroleo Brasileiro S.A. (“Petrobras”) accounted for approximately 10% of our total revenue. No other customer accounted for more than 10% of our revenue in 2018, 2017 and 2016. The loss of our business with MPLX, Archrock or Petrobras, unless offset by additional sales to other customers, or the inability or failure of MPLX, Archrock or Petrobras to meet its payment obligations could have an adverse effect on our business, results of operations and financial condition.

We currently operate in approximately 25 countries. We have manufacturing facilities in the U.S., Singapore and the United Arab Emirates and offices in most of the major oil and gas regions around the world.

The markets in which we operate are highly competitive. Overall, we experience considerable competition from companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole and to more readily take advantage of available opportunities. We believe we are competitive with respect to price, equipment availability, customer service, flexibility in meeting customer needs, technical expertise, quality and reliability of our compression, processing and treating equipment and related services. We face vigorous competition throughout our businesses, with some companies competing with us in multiple business segments. In our product sales business, we have different competitors in the standard and custom-engineered equipment sectors. Competitors in the standard equipment sector include several large companies and a large number of small, regional fabricators. Our competition in the custom-engineered sector consists mainly of larger companies with the ability to provide integrated projects and product support after the sale.

We expect to face increased competition as we seek to diversify our customer base and increase utilization of our service offerings.

The separation and distribution agreement from the Spin-off contained certain noncompetition provisions addressing restrictions on our ability to provide compression contract operations and aftermarket services in the U.S. and on Archrock’s ability to provide compression contract operations and aftermarket services outside the U.S. and product sales to customers worldwide which expired on November 3, 2018.

Sources and Availability of Raw Materials

We manufacture natural gas compression and oil and natural gas processing and treating equipment to provide contract operations services and to sell to third parties from components which we acquire from a wide range of suppliers. These components represent a significant portion of the cost of our compression and processing and treating equipment products. Increases in raw material costs cannot always be offset by increases in our products’ sales prices. While many of our materials and components are available from multiple suppliers at competitive prices, we obtain some of the components, including compressors and engines, used in our products from a limited group of suppliers. We occasionally experience long lead times for components, including compressors and engines, from our suppliers and, therefore, we may at times make purchases in anticipation of future orders.

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

We believe the global trend in environmental regulation is to place more restrictions on activities that may affect the environment, and thus, any changes in these laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal, emission or remediation requirements could have a material adverse effect on our results of operations and financial position.

Employees

As of December 31, 2018, we had approximately 4,300 employees. Many of our employees outside of the U.S. are covered by collective bargaining agreements. We generally consider our relationships with our employees to be satisfactory.

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

Additionally, we make available free of charge on our website:

•	our Code of Conduct;

•	our Corporate Governance Principles; and

•	the charters of our audit, compensation and nominating and corporate governance committees.

Item 1A.  Risk Factors

As described in Part I (“Disclosure Regarding Forward-Looking Statements”), this report contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. The risk factors described below are not the only risks we face. Our business could also be affected by additional risks and uncertainties not currently known to us or that we currently consider to be immaterial. If any of the following risks or any other risks actually occurs, our business, financial condition, results of operations and cash flows could be negatively impacted.

Risks Related to Our Business and Industry

Low oil and natural gas prices could depress or reduce demand or pricing for our natural gas compression and oil and natural gas processing and treating equipment and services and, as a result, adversely affect our business.

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

During periods of lower oil or natural gas prices, our customers typically decrease their capital expenditures, which generally results in lower activity levels. A reduction in demand for our products and services could force us to reduce our pricing substantially, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, due to the low oil and natural gas price environment during 2015 and the majority of 2016, our customers sought to reduce their capital and operating expenditure requirements, and as a result, the demand and pricing for the equipment we manufacture was adversely impacted. Recently, oil and natural gas prices have declined again, reversing a recent upward trend. We do not know whether this will be a prolonged decline and, if so, whether and to what degree it will impact the demand and pricing for the equipment we manufacture. Any reduction in demand for our products and services could result in our customers seeking to preserve capital by canceling contracts, canceling or delaying scheduled maintenance of their existing natural gas compression and oil and natural gas processing and treating equipment, ceasing commitments for new contract operations services contracts or new compression and oil and natural gas processing and treating equipment, or canceling or delaying orders for our products and services, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The erosion of the financial condition of our customers could adversely affect our business.

Many of our customers finance their exploration and development activities through cash flows from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. A reduction in borrowing bases under reserve-based credit facilities, the lack of availability of debt or equity financing or other factors that negatively impact our customers’ financial condition could result in our customers seeking to preserve capital by reducing prices under existing contracts or cancelling contracts with us, determining not to renew contracts with us, cancelling or delaying scheduled maintenance of their existing natural gas compression and oil and natural gas processing and treating equipment, determining not to enter into contract operations agreements or not to purchase new compression and oil and natural gas processing and treating equipment, or determining to cancel or delay orders for our products and services. Any such action by our customers would reduce demand for our products and services. Reduced demand for our products and services could adversely affect our business, financial condition, results of operations and cash flows. In addition, in the event of the financial failure of a customer, we could experience a loss on all or a portion of our outstanding accounts receivable associated with that customer.

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

The majority of our contract operations and aftermarket services businesses, and a portion of our product sales business, are conducted in countries outside the U.S. We currently operate in approximately 25 countries. With respect to any particular country in which we operate, the risks inherent in our activities may include the following, the occurrence of any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows:

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

•	potentially longer payment cycles;

•
changes in political and economic conditions in the countries in which we operate, including general political unrest, the nationalization of energy related assets, civil uprisings, community protests, blockades, riots, kidnappings, violence associated with drug cartels and terrorist acts;

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

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

We have subsidiaries in the United Kingdom and elsewhere in Europe more generally; although these subsidiaries do not have significant active operations in the United Kingdom or Europe. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union (“E.U.”) in a national referendum (“Brexit”). The referendum was advisory, but the United Kingdom initiated its withdrawal process on March 29, 2017. As a result, the United Kingdom has until March 29, 2019 to negotiate the terms of its withdrawal from the E.U. After extensive negotiations, a deal was reached between the United Kingdom and the E.U., but this deal was recently rejected by the House of Commons in the United Kingdom. It is unclear whether a revised agreement will be approved by the House of Commons or whether the United Kingdom could be forced to leave the E.U. without an agreement in place regarding the various trade, immigration and other laws currently negotiated by the E.U. on behalf of its member states. As a result, Brexit has created significant uncertainty about the future relationship between the United Kingdom and the E.U. and has given rise to calls for certain regions within the United Kingdom to preserve their place in the E.U. by separating from the United Kingdom, as well as for the governments of other E.U. member states to consider withdrawal.

The uncertainty surrounding the exact terms of any Brexit, or whether there will be a negotiated agreement at all, has rippled through the global economy and may in the future have a material and adverse effect on global economic conditions and the stability of the global financial markets, and significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility as a result. Lack of clarity about applicable future laws, regulations or treaties as the United Kingdom finalizes its withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws, employment laws and other rules that would apply to us and our subsidiaries could increase our costs, restrict our access to capital within the United Kingdom and the E.U., depress economic activity globally and decrease foreign direct investment in the United Kingdom.

If the United Kingdom and the E.U. are unable to negotiate acceptable withdrawal terms or if other E.U. member states pursue withdrawal, barrier-free access between the United Kingdom and other E.U. member states or within the European Economic Area overall could be diminished or eliminated. This could affect, amongst other items, the ability to move cash between our United Kingdom and E.U. subsidiaries. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

Our contract operations segment is dependent on companies that are controlled by the government in which it operates.

The countries with our largest contract operations businesses include Argentina, Brazil and Mexico. We generate a significant portion of our revenue in these countries from national oil companies, including Yacimientos Petroliferos Fiscales in Argentina, Petrobras in Brazil and Petroleos Mexicanos in Mexico. Contracts with national oil companies may expose us to greater commercial, political and operational risks than we assume in other contracts. Our ability to resolve disputes or enforce contractual provisions may be negatively impacted by the significant bargaining leverage that national oil companies have over us. If our national oil company customers cancel some of our contracts and we are unable to secure new contracts on a timely basis and on substantially similar terms, or if a number of our contracts are renegotiated, it could adversely affect our business, financial position, results of operations or cash flows.

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

We are involved in governmental investigations, which may result in substantial financial and other penalties, and could adversely affect our business, financial condition and results of operations.

Contemporaneously with filing the Form 8-K on April 26, 2016, we self-reported the errors and possible irregularities related to our Belleli EPC business to the SEC. Since then, we have been cooperating with the SEC in its investigation of this matter. The SEC’s investigation related to the circumstances giving rise to the restatement is continuing, and we are presently unable to predict the duration, scope or results or whether the SEC will commence any legal action. If we are found to have violated securities laws or other federal statutes, we may be subject to criminal and civil penalties and other remedial measures, including, but not limited to injunctive relief, disgorgement, civil and criminal fines and penalties, modifications to business practices including the termination or modification of existing business relationships, modifications of compliance programs and the retention of a monitor to oversee compliance. The imposition of any of these sanctions or remedial measures could have a material adverse impact on our reputation, business, results of operations, financial condition, liquidity and stock price.

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

The expected future revenues reflected in our product sales backlog may not be realized or, if realized, may not result in profits. Due to potential project cancellations or changes in project scope and schedule, we cannot predict with certainty when or if backlog will be performed. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us or poor project performance could increase the cost associated with a project. Delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce the revenues and reduce or eliminate profits that we actually realize from projects in backlog. We may be at greater risk of delays, suspensions and cancellations during periods of low oil and natural gas prices.

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

Some of the components used in our products are obtained from a single source or a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases, quality and a potential inability to obtain an adequate supply of required components in a timely manner. Additionally, we occasionally experience long lead times from our sources for major components and may at times make purchases in anticipation of future business. We do not have long-term contracts with some of these sources, and the partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage our customer relationships. Further, a significant increase in the price of one or more of these components could have a negative impact on our results of operations.

We face significant competitive pressures that may cause us to lose market share and harm our financial performance.

Our businesses face intense competition and have low barriers to entry. Our competitors may be able to adapt more quickly to technological changes within our industry and changes in economic and market conditions and more readily take advantage of acquisitions and other opportunities. Our ability to renew or replace existing contract operations services contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors. If our competitors substantially increase the resources they devote to the development and marketing of competitive products, equipment or services or substantially decrease the price at which they offer their products, equipment or services, we may not be able to compete effectively.

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

Our information technology infrastructure could be subject to service interruptions, data corruption, cyber-based attacks or network security breaches, which could result in the disruption of operations or the loss of data confidentiality.

We rely on information technology networks and systems, including the internet and third-party service providers, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing, collection, communication with our employees, customers, suppliers, dealers and suppliers, business acquisitions and other corporate transactions, compliance with regulatory, legal and tax requirements, and research and development. These information technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures or computer viruses. While we have business continuity plans and other safeguards in place, if these information technology systems suffer severe damage, disruption or shutdown and business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition, results of operations, and liquidity could be materially adversely affected. Further, we cannot ensure we have insurance coverages to cover these issues.

In addition, information technology security threats and sophisticated cyber-based attacks, including, but not limited to, denial-of-service attacks, hacking, worms, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, or physical breaches, may cause deliberate or unintentional damage, destruction or misuse, manipulation, denial of access to or disclosure of confidential or important information by our employees, suppliers or third-party service providers. Additionally, advanced persistent attempts to gain unauthorized access to our systems and those of third-party service providers we rely on are increasing in sophistication and frequency. We have experienced attacks on our information technology systems and networks, and we expect to continue to confront attempts by hackers and other third parties to disrupt or gain unauthorized access to our information technology systems and networks. These attacks to date have not resulted in unauthorized access to confidential information regarding our customers, suppliers or employees and have not had a material impact on our business. However, we could in the future experience attacks that materially disrupt our business or result in access to such confidential information about our customers, suppliers and employees or material information about our operations that could have a material adverse effect on our business, financial condition, results of operations or liquidity.

We are continuously developing and enhancing our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access. This continued development and enhancement will require us to expend additional resources, including to investigate and remediate any information security vulnerabilities that may be detected. Despite our ongoing investments in security resources, talent, and business practices, we are unable to assure that these enhanced security measures will be effective.

We can provide no assurance that our efforts to actively manage technology risks potentially affecting our systems and networks will be successful in eliminating or mitigating risks to our systems, networks and data or in effectively resolving such risks when they materialize. A failure of or breach in information technology security of our own systems, or those of our third-party suppliers, could expose us and our employees, customers, dealers and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. Any of these events in turn could adversely affect our reputation, competitive position, including loss of customers and revenue, business, results of operations and liquidity. In addition, such breaches in security could result in litigation, regulatory action and potential liability, as well as the costs and operational consequences of implementing further data protection measures.

To conduct our operations, we regularly move data across national and state borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the U.S. and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation, which greatly increases the jurisdictional reach of E.U. law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, became effective in May 2018. Other countries have enacted or are enacting data localization laws that require data to stay within their borders and various states are enacting additional data laws that may impact us. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time.

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

Our international operations require us to comply with U.S. and international laws and regulations, including those involving anti-bribery and anti-corruption. For example, the U.S. Foreign Corrupt Practices Act and similar laws and regulations prohibit improper payments to foreign officials for the purpose of obtaining or retaining business or gaining any business advantage.

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

We operate in locations throughout the U.S. and internationally and, as a result, we are subject to the tax laws and regulations of U.S. federal, state, local and foreign governments. From time to time, various legislative or administrative initiatives may be proposed that could adversely affect our tax positions. In addition, U.S. federal, state, local and foreign tax laws and regulations are extremely complex and subject to varying interpretations. Moreover, economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. Changes to our tax positions resulting from tax legislation and administrative initiatives or challenges from taxing authorities could adversely affect our results of operations and financial condition.

U.S. federal, state, local and foreign legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells, and adversely affect demand for our products.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil, from dense subsurface rock formations. We do not perform hydraulic fracturing, but many of our customers do. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing is typically regulated by state agencies, but recently, there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate U.S. federal, state and local legislation that would increase the regulatory burden imposed on hydraulic fracturing.

For example, at the U.S. federal level, the U. S. Environmental Protection Agency (“EPA”) issued an Advance Notice of Proposed Rulemaking to collect data on chemicals used in hydraulic fracturing operations under Section 8 of the Toxic Substances Control Act, and proposed regulations under the CWA governing wastewater discharges from hydraulic fracturing and certain other natural gas operations. On March 26, 2015, the Bureau of Land Management (“BLM”) released a final rule that updates existing regulation of hydraulic fracturing activities on U.S. federal lands, including requirements for chemical disclosure, wellbore integrity and handling of flowback water. The final rule never went into effect due to pending litigation and on December 28, 2017, the BLM announced that it had rescinded the 2015 final rule, in part citing a review that found that each of the 32 states with federal oil and gas leases has regulations that already address hydraulic fracturing.

At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. For example in May 2013, the Texas Railroad Commission adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of, or prohibiting the performance of, drilling activities in general or hydraulic fracturing activities in particular. In addition, certain interest groups have also proposed ballot initiatives and constitutional amendments designed to restrict oil and natural-gas development generally and hydraulic fracturing in particular. For example, in 2018, Colorado voters ultimately rejected Proposition 112, a Colorado ballot initiative that would have drastically limited the use of hydraulic fracturing in Colorado. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities and perhaps even be precluded from drilling wells. In countries outside of the U.S., including provincial, regional, tribal or local jurisdictions therein where we conduct operations, there may exist similar governmental restrictions or controls on our customers’ hydraulic fracturing activities, which, if such restrictions or controls exist or are adopted in the future, our foreign customers may face the same challenges as our U.S. customers. Any such restrictions, domestically or foreign, could reduce demand for our products, and as a result could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our customers’ inability to acquire adequate supplies of water or dispose of or recycle the water used in operations, could result in operating restrictions or delays in the completion of oil and natural gas wells, and adversely affect demand for our products.

Oil and gas development activities require the use of water. For example, the hydraulic fracturing process to produce commercial quantities of oil and natural gas from many reservoirs requires the use and disposal of significant quantities of water. In certain areas, there may be a scarcity of water for drilling activities due to various factors, including insufficient local aquifer capacity or government regulations restricting the use of water. Our customers’ inability to secure sufficient amounts of water or dispose of or recycle the water used in operations, could adversely impact our or our customers’ operations in certain areas. The imposition of new environmental initiatives and regulations, could further restrict our customers’ ability to conduct certain operations disposal of waste, including, but not limited to, produced water, drilling fluids and other materials associated with the exploration, development or production of oil and natural gas. Any such restrictions could reduce demand for our products, and as a result could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Continuing political and social attention to the issue of global climate change has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit greenhouse gas emissions, such as cap and trade regimes, carbon taxes, restrictive permitting, increased fuel efficiency standards and incentives or mandates for renewable energy. For example, in December 2015, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris that prepared an agreement requiring member countries to review and represent a progression in their intended greenhouse gas emission reduction goals every five years beginning in 2020. While the U.S. announced its intention to withdraw from the Paris Agreement, several U.S. state and local governments and major corporations headquartered in the U.S. announced an intent to honor the U.S.’s commitments. Several U.S. cities, counties and state governments have also filed lawsuits against certain oil and gas companies seeking compensatory damages and equitable relief to abate alleged climate change impacts. To date, none of these suits has been successful, and we are not a party to these proceedings. In the U.S., the EPA has also begun to regulate greenhouse gas emissions under the federal Clean Air Act and regulatory agencies and legislative bodies in other countries where we operate have adopted greenhouse gas emission reduction programs. The adoption of new or more stringent legislation or regulatory programs restricting greenhouse gas emissions in any of the jurisdictions where we or our customers operate could require us to incur higher operating costs or increase the cost of, and thus reduce the demand for, the hydrocarbon products of our customers. These increased costs or reduced demand could have an adverse effect on our business, profitability or results of operations.

Further, some scientists have concluded that increasing greenhouse gas concentrations in the atmosphere may produce physical effects, such as increased severity and frequency of storms, droughts, floods and other climate events. To the extent there are significant changes in the Earth’s climate in the markets we serve or the areas where our assets reside, we could incur increased expenses, our operations could be materially impacted, and demand for our products and services could fall. Demand for our products and services may also be adversely affected by conservation plans and efforts undertaken in response to global climate change. Many governments also provide, or may in the future provide, tax advantages and other subsidies to support the use and development of alternative energy technologies. Our operations and the demand for our products and services or our customers’ products could be materially impacted by the development and adoption of these technologies.

Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for companies engaged in business involving fossil fuels, which has resulted in certain financial institutions, investment funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. This could make it more difficult for our customers to secure funding for exploration and production or midstream energy business activities.

Risks Related to Our Level of Indebtedness

Our outstanding debt obligations could limit our ability to fund future growth and operations and increase our exposure to risk during adverse economic conditions.

At December 31, 2018, we had a long-term debt balance of $403.8 million. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors and those listed in the Disclosure Regarding Forward-Looking Statements section included in Part I of this Annual report.

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

•
increase our vulnerability to interest rate fluctuations because the interest payments on borrowings under our revolving credit facility are based upon variable interest rates and can adjust based upon certain financial covenant ratios;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a disadvantage compared to our competitors that have less debt or less restrictive covenants in such debt; and

•	limit our ability to borrow additional funds in the future.

Covenants in our debt agreements may restrict our ability to operate our business.

Our credit agreement, consisting of a $700.0 million revolving credit facility expiring in October 2023, contains various covenants with which we, Exterran Energy Solutions, L.P. (“EESLP”), our wholly owned subsidiary, and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. Additionally, we are required to maintain certain financial covenant ratios. If we fail to remain in compliance with these restrictions and financial covenants, we would be in default under our credit agreement. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impact our ability to perform our obligations under our credit agreement, this could lead to a default. A default under one of our debt agreements might trigger cross-default provisions under our other debt agreement, which would accelerate our obligation to repay our indebtedness under those agreements. If the repayment obligations on any of our indebtedness were to be accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and our financial position would be materially adversely affected. As of December 31, 2018, we were in compliance with all financial covenants under our credit agreement.

As a result of a covenant restriction included in our credit agreement, $578.4 million of the $608.3 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of December 31, 2018.

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may adversely affect our results of operations.

LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. As of December 31, 2018, $35.0 million of the borrowings under our revolving credit facility had interest rate payments determined directly or indirectly based on LIBOR. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the performance of LIBOR relative to its historic values. If the methods of calculating LIBOR change from current methods for any reason, or if LIBOR ceases to perform as it has historically, our interest expense associated with our outstanding indebtedness or any future indebtedness we incur may increase. Further, if LIBOR ceases to exist, we may be forced to substitute an alternative reference rate under our revolving credit facility or rely on base rate borrowings in lieu of LIBOR-based borrowings. At this point, it is not clear what, if any, alternative reference rate may replace LIBOR, however, any such alternative reference rate may increase the interest expense associated with our existing or future indebtedness. Any of these occurrences could materially and adversely affect our borrowing costs, business and results of operations.

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

Certain tax liabilities of Archrock may become our obligations. Pursuant to the U.S. Internal Revenue Code and the related rules and regulations, each corporation that was a member of the Archrock consolidated U.S. federal income tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the Spin-off is jointly and severally liable for the U.S. federal income tax liability of the entire Archrock consolidated tax reporting group for that taxable period. In connection with the Spin-off, we entered into a tax matters agreement with Archrock that allocates the responsibility for prior period taxes of the Archrock consolidated tax reporting group between us and Archrock. If Archrock is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes.

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

Pursuant to the separation and distribution agreement and other agreements with Archrock, Archrock has agreed to indemnify us for certain liabilities, and we have agreed to indemnify Archrock for certain liabilities, in each case for uncapped amounts. Under the separation and distribution agreement, we and Archrock will generally release the other party from all claims arising prior to the Spin-off that relate to the other party’s business, subject to certain exceptions. Also pursuant to the separation and distribution agreement, we have agreed to use our commercially reasonable efforts to remove Archrock as a party to certain of our contracts with third parties. In the event that Archrock remains as a party, we expect to indemnify Archrock for any liabilities relating to such contracts. Indemnities that we may be required to provide Archrock will not be subject to any cap, may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the Spin-off.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following table describes the material facilities we owned or leased as of December 31, 2018:

Location	Status	Square Feet	Uses
Houston, Texas	Owned	261,609	Corporate office and product sales
Camacari, Brazil	Owned	86,112	Contract operations and aftermarket services
Port Harcourt, Nigeria	Leased	47,333	Contract operations and aftermarket services
Neuquen, Argentina	Owned	43,233	Contract operations and aftermarket services
Reynosa, Mexico	Owned	28,912	Contract operations and aftermarket services
Santa Cruz, Bolivia	Leased	22,017	Contract operations and aftermarket services
Bangkok, Thailand	Leased	51,667	Aftermarket services
Houston, Texas	Owned	301,127	Product sales
Hamriyah Free Zone, UAE	Leased	212,742	Product sales
Broken Arrow, Oklahoma	Owned	145,755	Product sales
Singapore, Singapore	Leased	111,693	Product sales

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange under the stock symbol “EXTN.” As of February 19, 2019, there were approximately 987 holders of record of our common stock.

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

Comparison of Cumulative Total Return

The performance graph below shows the cumulative total stockholder return on our common stock, compared with the S&P 500 Composite Stock Price Index (the “S&P 500 Index”) and the Oilfield Service Index (the “OSX Index”) over the period from November 4, 2015, the first day of trading volume, to December 31, 2018. The results are based on an investment of $100 in each of our common stock, the S&P 500 Index and the OSX Index. The graph assumes the reinvestment of dividends and adjusts all closing prices and dividends for stock splits.
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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchase of Equity Securities

The following table summarizes our repurchases of equity securities during the three months ended December 31, 2018:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
October 1, 2018 - October 31, 2018	—	$—	N/A	N/A
November 1, 2018 - November 30, 2018	42,231	21.61	N/A	N/A
December 1, 2018 - December 31, 2018	1,029	19.83	N/A	N/A
Total	43,260	$21.57	N/A	N/A

(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

Share Repurchase Program

On February 20, 2019, our board of directors approved a share repurchase program, under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The share repurchase program may be effected through a variety of methods, including open-market purchases and Rule 10b5-1 trading plans among others. The amount and timing of any repurchases will depend on general market conditions, among other factors, and may be discontinued at any time.

Item 6.  Selected Financial Data

The table below presents certain selected historical consolidated and combined financial information as of and for each of the years in the five-year period ended December 31, 2018. The selected historical consolidated financial data as of December 31, 2018 and 2017 and the selected historical consolidated financial data for the years ended December 31, 2018, 2017 and 2016 has been derived from our audited Financial Statements included elsewhere in this report. The selected historical consolidated and combined financial data as of December 31, 2016, 2015 and 2014 and for the years ended December 31, 2015 and 2014 has been derived from our financial statements not included in this report.

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

	Years Ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
Statement of Operations Data:
Revenues	$1,360,856	$1,215,294	$905,397	$1,687,264	$1,986,184
Cost of sales (excluding depreciation and amortization expense)	977,428	868,154	596,406	1,189,361	1,395,007
Selling, general and administrative	178,401	176,318	157,485	210,483	252,130
Depreciation and amortization	123,922	107,824	132,886	146,318	163,538
Long-lived asset impairment	3,858	5,700	14,495	20,788	3,851
Restatement related charges (recoveries), net	(276)	3,419	18,879	—	—
Restructuring and other charges	1,997	3,189	22,038	31,315	—
Interest expense	29,217	34,826	34,181	7,272	1,878
Equity in income of non-consolidated affiliates	—	—	(10,403)	(15,152)	(14,553)
Other (income) expense, net	6,484	(975)	(13,046)	35,516	5,572
Income (loss) before income taxes	39,825	16,839	(47,524)	61,363	178,761
Provision for income taxes	39,433	22,695	124,242	39,438	79,210
Income (loss) from continuing operations	392	(5,856)	(171,766)	21,925	99,551
Income (loss) from discontinued operations, net of tax	24,462	39,736	(56,171)	4,723	15,741
Net income (loss)	24,854	33,880	(227,937)	26,648	115,292
Income (loss) from continuing operations per common share: (1)
Basic	$0.01	$(0.17)	$(4.97)	$0.64	$2.90
Diluted	0.01	(0.17)	(4.97)	0.64	2.90
Weighted average common shares outstanding used in income (loss) from continuing operations per common share: (1)
Basic	35,433	34,959	34,568	34,288	34,286
Diluted	35,489	34,959	34,568	34,304	34,286
Other Financial Data:
Total gross margin (2)	$383,428	$347,140	$308,991	$497,903	$591,177
EBITDA, as adjusted (2)	205,498	173,155	155,993	282,031	338,050
Capital expenditures:
Contract Operations Equipment:
Growth (3)	$186,240	$104,909	$53,005	$105,169	$97,931
Maintenance (4)	6,616	15,691	14,440	27,282	24,377
Other	22,252	11,073	6,225	22,893	24,164
Balance Sheet Data:
Cash and cash equivalents	$19,300	$49,145	$35,678	$29,032	$39,361
Working capital (5) (6)	108,746	134,048	177,824	408,488	366,135
Property, plant and equipment, net	901,577	822,279	790,922	846,977	890,627
Total assets (6)	1,567,054	1,460,807	1,374,778	1,788,396	1,999,303
Long-term debt (7)	403,810	368,472	348,970	525,593	1,107
Total stockholders’ equity (6) (7)	552,821	554,786	556,771	805,936	1,364,335

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

(3)
Growth capital expenditures are made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue generating capabilities of existing or new assets, whether through construction, acquisition or modification. The majority of our growth capital expenditures are related to installation costs on contract operations projects and acquisition costs of new compressor units and processing and treating equipment that we add to our contract operations fleet. In addition, growth capital expenditures can include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor unit is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications for which it previously was not suited.

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

The following table reconciles our net income (loss) before income taxes to total gross margin (in thousands):

	Years Ended December 31,
	2018	2017	2016	2015	2014
Income (loss) before income taxes	$39,825	$16,839	$(47,524)	$61,363	$178,761
Selling, general and administrative	178,401	176,318	157,485	210,483	252,130
Depreciation and amortization	123,922	107,824	132,886	146,318	163,538
Long-lived asset impairment	3,858	5,700	14,495	20,788	3,851
Restatement related charges (recoveries), net	(276)	3,419	18,879	—	—
Restructuring and other charges	1,997	3,189	22,038	31,315	—
Interest expense	29,217	34,826	34,181	7,272	1,878
Equity in income of non-consolidated affiliates	—	—	(10,403)	(15,152)	(14,553)
Other (income) expense, net	6,484	(975)	(13,046)	35,516	5,572
Total gross margin	$383,428	$347,140	$308,991	$497,903	$591,177

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

The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Years Ended December 31,
	2018	2017	2016	2015	2014
Net income (loss)	$24,854	$33,880	$(227,937)	$26,648	$115,292
(Income) loss from discontinued operations, net of tax	(24,462)	(39,736)	56,171	(4,723)	(15,741)
Depreciation and amortization	123,922	107,824	132,886	146,318	163,538
Long-lived asset impairment	3,858	5,700	14,495	20,788	3,851
Restatement related charges (recoveries), net	(276)	3,419	18,879	—	—
Restructuring and other charges	1,997	3,189	22,038	31,315	—
Investment in non-consolidated affiliates impairment	—	—	—	33	197
Proceeds from sale of joint venture assets	—	—	(10,403)	(15,185)	(14,750)
Interest expense	29,217	34,826	34,181	7,272	1,878
(Gain) loss on currency exchange rate remeasurement of intercompany balances	5,241	(516)	(8,559)	30,127	3,614
Loss on sale of businesses	1,714	111	—	—	961
Penalties from Brazilian tax programs	—	1,763	—	—	—
Provision for income taxes	39,433	22,695	124,242	39,438	79,210
EBITDA, as adjusted	$205,498	$173,155	$155,993	$282,031	$338,050

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

Overview

We are a global systems and process company offering solutions in the oil, gas, water and power markets. We are a leader in natural gas processing and treatment and compression products and services, providing critical midstream infrastructure solutions to customers throughout the world. Outside the U.S., we are a leading provider of full-service natural gas contract compression and a supplier of aftermarket parts and services. We provide our products and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. We operate in three primary business lines: contract operations, aftermarket services and product sales. The nature and inherent interactions between and among our business lines provide us with opportunities to cross-sell and offer integrated product and service solutions to our customers. In our contract operations business line, we provide compression and processing and treating services through the operation of our natural gas compression equipment and crude oil and natural gas production and process equipment for our customers. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, repair, overhaul, upgrade, startup and commissioning and reconfiguration services to customers who own their own oil and natural gas compression, production, processing, treating and related equipment. In our product sales business line, we design, engineer, manufacture, install and sell natural gas compression packages as well as equipment used in the treating and processing of crude oil and natural gas to our customers throughout the world and for use in our contract operations business line. We also offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as integrated projects.

Our chief operating decision maker manages business operations, evaluates performance and allocates resources based on the Company’s three primary business lines, which are also referred to as our segments. In order to more efficiently and effectively identify and serve our customer needs, we classify our worldwide operations into four geographic regions. The North America region is primarily comprised of our operations in Mexico and the U.S. The Latin America region is primarily comprised of our operations in Argentina, Bolivia and Brazil. The Middle East and Africa region is primarily comprised of our operations in Bahrain, Iraq, Oman, Nigeria and the United Arab Emirates. The Asia Pacific region is primarily comprised of our operations in China, Indonesia, Thailand and Singapore.

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

Historically, oil, natural gas and natural gas liquids and the level of drilling and exploration activity in North America have been volatile. The Henry Hub spot price for natural gas was $3.25 per MMBtu at December 31, 2018, which was 12% lower than prices at both December 31, 2017 and 2016, and the U.S. natural gas liquid composite price was $6.98 per MMBtu for the month of November 2018, which was 11% lower than prices for the month of December 2017 and 5% higher than prices for the month of December 31, 2016, respectively. In addition, the West Texas Intermediate crude oil spot price as of December 31, 2018 was 25% and 16% lower than prices at December 31, 2017 and 2016, respectively. Increased stability of oil, natural gas and natural gas liquids prices in 2017 and most of 2018 encouraged increased customer spending and investments in equipment that have led to increased activity and bookings in North America. Booking activity levels for our manufactured products in North America during the year ended December 31, 2018 were $916.2 million, which represents increases of 10% and 177% compared to the years ended December 31, 2017 and 2016, respectively, and our North America product sales backlog as of December 31, 2018 was $542.3 million, which represents increases of 29% and 128% compared to December 31, 2017 and 2016, respectively. Additionally, our North America contract operations services backlog as of December 31, 2018 was approximately $70 million.

Longer-term fundamentals in our international markets partially depend on international oil and gas infrastructure projects, many of which are based on the longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based on longer-term fundamentals that may be less tied to near term commodity prices than our North American customers. Over the long term, we believe the demand for our products and services in international markets will continue, and we expect to have opportunities to grow our international businesses. Booking activity levels for our manufactured products in international markets during the year ended December 31, 2018 were $219.5 million, which represents increases of 278% and 118% compared to the years ended December 31, 2017 and 2016, respectively, and our international product sales backlog as of December 31, 2018 was $163.5 million, which represents increases of 312% and 139% compared to December 31, 2017 and 2016, respectively. Additionally, our international contract operations services backlog as of December 31, 2018 was approximately $1.3 billion.

Aggregate booking activity levels for our manufactured products in North America and international markets during the year ended December 31, 2018 was approximately $1.1 billion, which represents increases of 28% and 163% compared to the years ended December 31, 2017 and 2016, respectively. Fluctuations in the size and timing of customers’ requests for bid proposals and awards of new contracts tend to create variability in booking activity levels from period to period.

The timing of any change in activity levels by our customers is difficult to predict. As a result, our ability to project the anticipated activity level for our business, and particularly our product sales segment, is limited. We experienced increases in product sales bookings in 2018 and 2017. However, volatility in commodity prices could delay investments by our customers in significant projects, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

Our level of capital spending largely depends on the demand for our contract operations services and the equipment required to provide such services to our customers. We have invested more capital in our contract operations business in 2018 than we did in 2017. The increased investment during 2018 was driven by several large multi-year projects contracted in 2017 and 2018 that have started earning revenue or are scheduled to start earning revenue in 2019.

Certain Key Challenges and Uncertainties

Market conditions and competition in the oil and natural gas industry and the risks inherent in international markets continue to represent key challenges and uncertainties. In addition to these challenges, we believe the following represent some of the key challenges and uncertainties we will face in the future:

Global Energy Markets and Oil and Natural Gas Pricing. Our results of operations depend upon the level of activity in the global energy markets, including oil and natural gas development, production, processing and transportation. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. If oil and natural gas exploration and development activity and the number of well completions decline due to the reduction in oil and natural gas prices or significant instability in energy markets, we would anticipate a decrease in demand and pricing for our natural gas compression and oil and natural gas production and processing equipment and services. For example, unfavorable market conditions or financial difficulties experienced by our customers may result in cancellation of contracts or the delay or abandonment of projects, which could cause our cash flows generated by our product sales and services to decline and have a material adverse effect on our results of operations and financial condition.

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

Revenue. Revenue during the years ended December 31, 2018, 2017 and 2016 was $1,360.9 million, $1,215.3 million and $905.4 million, respectively. The increase in revenue during the year ended December 31, 2018 compared to the year ended December 31, 2017 was due to revenue increases in our product sales and aftermarket services segments, partially offset by a decrease in revenue in our contract operations segment. The increase in revenue during the year ended December 31, 2017 compared to the year ended December 31, 2016 was due to a significant increase in revenue in our product sales segment, partially offset by decreases in revenue in our contract operations and aftermarket services segments.

Net income (loss). We generated net income of $24.9 million during the year ended December 31, 2018, net income of $33.9 million during the year ended December 31, 2017 and net loss of $227.9 million during the year ended December 31, 2016. The decrease in net income during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to an increase in income taxes, an increase in depreciation and amortization expense, a decrease in income from discontinued operations, net of tax, and an increase in foreign currency losses of $7.8 million. These activities were partially offset by an increase in gross margin for our product sales segment and a decrease in interest expense. Net income during the years ended December 31, 2018 and 2017 included income from discontinued operations, net of tax, of $24.5 million and $39.7 million, respectively. Income for discontinued operations, net of tax, was positively impacted by installment payments received of $19.8 million and $19.7 million associated with our Venezuelan subsidiary’s sale of its previously nationalized assets during the years ended December 31, 2018 and 2017, respectively, and recoveries from liquidated damages releases and customer approved change orders related to Belleli EPC during the year ended December 31, 2017. The increase in net income during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to non-cash valuation allowances of $119.8 million recorded against U.S. net deferred tax assets during 2016, an increase in income from discontinued operations, net of tax, an increase in gross margin for our product sales segment, a decrease in depreciation and amortization expense and a decrease in restructuring and other charges. These activities were partially offset by an increase in SG&A expense. Net income (loss) during the years ended December 31, 2017 and 2016 included income from discontinued operations, net of tax, of $39.7 million and loss from discontinued operations, net of tax, of $56.2 million, respectively. Income from discontinued operations, net of tax, for 2017 was positively impacted by recoveries from liquidated damages releases and customer approved change orders related to Belleli EPC. Loss from discontinued operations, net of tax, for 2016 included impairment charges of $68.8 million related to Belleli CPE.

EBITDA, as adjusted. Our EBITDA, as adjusted, was $205.5 million, $173.2 million and $156.0 million during the years ended December 31, 2018, 2017 and 2016, respectively. EBITDA, as adjusted, during the year ended December 31, 2018 compared to the year ended December 31, 2017 increased primarily due to an increase in gross margin for our product sales segment. EBITDA, as adjusted, during the year ended December 31, 2017 compared to the year ended December 31, 2016 increased primarily due to an increase in gross margin for our product sales segment, partially offset by an increase in SG&A expense and decreases in gross margin for our aftermarket services and contract operations segments. EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

Results by Business Segment. The following table summarizes revenue, gross margin and gross margin percentages for each of our business segments (dollars in thousands):

	Years Ended December 31,
	2018	2017	2016
Revenue:
Contract Operations	$360,973	$375,269	$392,463
Aftermarket Services	120,676	107,063	120,550
Product Sales	879,207	732,962	392,384
	$1,360,856	$1,215,294	$905,397
Gross Margin: (1)
Contract Operations	$238,835	$241,889	$248,793
Aftermarket Services	31,010	28,842	33,208
Product Sales	113,583	76,409	26,990
	$383,428	$347,140	$308,991
Gross Margin Percentage: (2)
Contract Operations	66%	64%	63%
Aftermarket Services	26%	27%	28%
Product Sales	13%	10%	7%

(1)	Gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense). We evaluate the performance of each of our segments based on gross margin.

(2)	Gross margin percentage is defined as gross margin divided by revenue.

Operating Highlights

The following table summarizes the expected timing of revenue recognition from our contract operations backlog (in thousands):

December 31, 2018
Contract Operations Backlog: (1)
2019	$292,002
2020	197,036
2021	202,837
2022	164,551
2023	147,709
Thereafter	394,509
Total contract operations backlog	$1,398,644

(1)
At December 31, 2018, three contracts, each of which were signed in 2018 and in aggregate represent approximately 10% of the total value of our backlog, are accounted for as operating leases. For these contracts, revenues are recognized on a straight line basis and represent approximately 18% of total backlog expected to be recognized in 2019 and thereafter represent no more than 14% for each subsequent periods. Revenues recognized during the year ended December 31, 2018 and assets assigned to these contracts at December 31, 2018 were not material to our statements of operation and balance sheets, respectively.

The following table summarizes our product sales backlog (in thousands):

	December 31,
	2018	2017	2016
Product Sales Backlog: (1)
Compression equipment	$471,827	$254,745	$160,006
Processing and treating equipment	229,258	178,814	85,044
Production equipment (2)	2,438	14,138	36,119
Other product sales	2,246	13,349	25,053
Total product sales backlog	$705,769	$461,046	$306,222

(1)	We expect that approximately $690 million of our product sales backlog as of December 31, 2018 will be recognized as revenue before December 31, 2019.

(2)	In June 2018, we completed the sale of our North America production equipment assets (“PEQ assets”), which included $12.0 million in backlog.

Results of Operations

The Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Contract Operations
(dollars in thousands)

	Years Ended December 31,
	2018	2017	Change	% change
Revenue	$360,973	$375,269	$(14,296)	(4)%
Cost of sales (excluding depreciation and amortization expense)	122,138	133,380	(11,242)	(8)%
Gross margin	$238,835	$241,889	$(3,054)	(1)%
Gross margin percentage	66%	64%	2%	3%

The decrease in revenue during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to decreases in revenue of $17.1 million and $12.6 million in the Latin America region and North America region, respectively, partially offset by increases in revenue of $13.1 million and $2.3 million in the Middle East and Africa region and Asia Pacific region, respectively. The revenue decrease in the Latin America region was primarily driven by an $18.2 million decrease in Argentina primarily due to a devaluation of the Argentine Peso during the current year period. The revenue decrease in the North America region was primarily due to a project that terminated operations in the first quarter of 2018 and renegotiations on a contract extension that resulted in lower revenue in the current year period. The revenue increase in the Middle East and Africa region was primarily driven by the start-up of projects in Oman and Iraq that were not operating or began operating in the prior year period. The revenue increase in the Asia Pacific region was primarily driven by a $2.8 million recovery of an early termination fee for a contract that terminated in January 2016. Gross margin decreased during the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the revenue decrease explained above. Gross margin percentage during the year ended December 31, 2018 compared to the year ended December 31, 2017 increased primarily due to customer approved contract changes during the current year period that resulted in a reduction of $3.3 million in costs of sales and a recovery of an early termination fee discussed above.

Aftermarket Services
(dollars in thousands)

	Years Ended December 31,
	2018	2017	Change	% change
Revenue	$120,676	$107,063	$13,613	13%
Cost of sales (excluding depreciation and amortization expense)	89,666	78,221	11,445	15%
Gross margin	$31,010	$28,842	$2,168	8%
Gross margin percentage	26%	27%	(1)%	(4)%

The increase in revenue during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to increases in revenue of $10.5 million, $3.5 million and $1.1 million in the Middle East and Africa, North America and Latin America regions, respectively, partially offset by a decrease in revenue of $1.5 million in the Asia Pacific region. The revenue increase in the Middle East and Africa region was primarily driven by an increase in part sales. The revenue increase in the North America region was primarily driven by increases in commissioning services and part sales. Gross margin increased during the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the revenue increase explained above. Gross margin percentage during the year ended December 31, 2018 compared to the year ended December 31, 2017 remained relatively flat.

Product Sales
(dollars in thousands)

	Years Ended December 31,
	2018	2017	Change	% change
Revenue	$879,207	$732,962	$146,245	20%
Cost of sales (excluding depreciation and amortization expense)	765,624	656,553	109,071	17%
Gross margin	$113,583	$76,409	$37,174	49%
Gross margin percentage	13%	10%	3%	30%

The increase in revenue during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to increases in revenue of $137.3 million in the North America region and $12.9 million in the Asia Pacific region, partially offset by decreases in revenue of $2.2 million in the Latin America region and $1.8 million in the Middle East and Africa region. The revenue increase in the North America region was primarily due to increases of $94.9 million and $92.3 million in processing and treating equipment revenue and compression equipment revenue, respectively, partially offset by a decrease of $49.7 million in production equipment revenue. In June 2018, we completed the sale of our North America PEQ assets. The revenue increase in the Asia Pacific region was primarily due to an increase in compression equipment revenue. The revenue decrease in the Latin America region was primarily due to a decrease of $4.5 million in compression equipment revenue, partially offset by an increase of $3.1 million in production equipment revenue. The revenue decrease in the Middle East and Africa region was primarily due to decreases of $20.0 million and $5.6 million in compression equipment revenue and production equipment revenue, respectively, partially offset by a $24.8 million increase in processing and treating equipment revenue. Gross margin and gross margin percentage increased during the year ended December 31, 2018 compared to the year ended December 31, 2017 due to the revenue increase explained above, a shift in product mix in the North America region during the current year period and increased productivity relating to the manufacture of compression equipment.

Costs and Expenses
(dollars in thousands)

	Years Ended December 31,
	2018	2017	Change	% change
Selling, general and administrative	$178,401	$176,318	$2,083	1%
Depreciation and amortization	123,922	107,824	16,098	15%
Long-lived asset impairment	3,858	5,700	(1,842)	(32)%
Restatement related charges (recoveries), net	(276)	3,419	(3,695)	(108)%
Restructuring and other charges	1,997	3,189	(1,192)	(37)%
Interest expense	29,217	34,826	(5,609)	(16)%
Other (income) expense, net	6,484	(975)	7,459	(765)%

Selling, general and administrative
SG&A expense during the year ended December 31, 2018 compared to the year ended December 31, 2017 remained relatively flat. During the years ended December 31, 2018 and 2017, SG&A expense as a percentage of revenue was 13% and 15%, respectively.

Depreciation and amortization
Depreciation and amortization expense during the year ended December 31, 2018 compared to the year ended December 31, 2017 increased primarily due to an increase in depreciation expense of $8.9 million for our compression equipment driven by changes in estimates relating to the useful lives and salvage values made in the fourth quarter of 2017. Additionally, depreciation expense of capitalized installation costs increased by $5.9 million primarily due to additional depreciation on projects that were not operating in the prior year period. Capitalized installation costs, included, among other things, civil engineering, piping, electrical instrumentation and project management costs.

Long-lived asset impairment
We regularly review the future deployment of our idle compression assets used in our contract operations segment for units that are not the type, configuration, condition, make or model that are cost efficient to maintain and operate. During the year ended December 31, 2018, we evaluated for impairment idle units that had been previously culled from our fleet and are available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain units. This resulted in an additional impairment of $2.1 million to reduce the book value of each unit to its estimated fair value during the year ended December 31, 2018. During the year ended December 31, 2017, we determined that one idle compressor unit would be retired from the active fleet. The retirement of this unit from the active fleet triggered a review of the active fleet for impairment, and as a result, we recorded an asset impairment of $0.6 million, to reduce the book value of the unit to its estimated fair value.

In the fourth quarter of 2017, we classified certain PEQ assets primarily related to inventory and property, plant and equipment, net, within our product sales business as assets held for sale in our balance sheets. In June 2018, we completed the sale of our PEQ assets. During the years ended December 31, 2018 and 2017, we recorded impairments of $1.8 million and $2.1 million, respectively, to reduce these assets to their approximate fair values based on the expected net proceeds. For further details, see Note 8 to the financial statements. Additionally, in the fourth quarter of 2017, we determined that certain other assets within our product sales business were assessed to have no future benefit to our ongoing operations. In conjunction with the assessment of these other assets, we recorded an impairment charge of $3.0 million to write-down these assets.

Restatement related charges
As discussed in Note 14 to the Financial Statements, during the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. During the years ended December 31, 2018 and 2017, we incurred $0.9 million and $6.2 million, respectively, of external costs associated with an SEC investigation and remediation activities related to the restatement of our financial statements. During the years ended December 31, 2018 and 2017, we recorded recoveries from Archrock pursuant to the separation and distribution agreement of $1.2 million and $2.8 million, respectively, for previously incurred restatement related costs.

Restructuring and other charges
In the second quarter of 2018, we initiated a relocation plan in the North America region to better align our contract operations business with our customers. As a result of this plan, during the year ended December 31, 2018, we incurred restructuring and other charges of $2.0 million primarily related to relocation costs and employee termination benefits.

In the second quarter of 2015, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities. As a result of this plan, during the year ended December 31, 2017, we incurred restructuring and other charges of $2.6 million primarily related to employee termination benefits. Additionally, during the year ended December 31, 2017, we incurred $0.6 million of costs associated with the Spin-off related to retention awards to certain employees. The charges incurred in conjunction with the relocation plan, cost reduction plan and Spin-off are included in restructuring and other charges in our statements of operations. See Note 15 to the Financial Statements for further discussion of these charges.

Interest expense
The decrease in interest expense during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to an increase in capitalized interest resulting from increased construction activities during the current year period and interest expense of $2.4 million recorded for the settling of non-income-based tax debt during the prior year period in connection with two Brazilian tax programs we entered into, partially offset by a higher average balance of long-term debt. During the years ended December 31, 2018 and 2017, the average daily outstanding borrowings of long-term debt were $428.6 million and $374.3 million, respectively. For further discussion on the Brazilian tax programs, see Note 16 to the Financial Statements.

Other (income) expense, net
The change in other (income) expense, net, was primarily due to foreign currency losses of $8.5 million and $0.7 million during the years ended December 31, 2018 and 2017, respectively. Foreign currency losses included translation losses of $5.2 million and translation gains of $0.5 million during the years ended December 31, 2018 and 2017, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. Other (income) expense, net, also included a loss of $1.7 million on the sale of our PEQ assets during the year ended December 31, 2018 and penalties of $1.8 million incurred for the settling of non-income-based tax debt during the year ended December 31, 2017 in connection with the two Brazilian tax programs discussed above. For further discussion on the sale of our PEQ assets, see Note 8 to the Financial Statements.

Income Taxes
(dollars in thousands)

	Years Ended December 31,
	2018	2017	Change	% change
Provision for income taxes	$39,433	$22,695	$16,738	74%
Effective tax rate	99.0%	134.8%	(35.8)%	(26.6)%

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21.0% and our effective tax rate for the year ended December 31, 2018:

•
A $28.3 million increase (71.0% increase) resulting primarily from foreign withholding taxes, $16.1 million in negative impacts of foreign currency devaluations in Argentina, and deemed distributions to the U.S. from certain of our non-U.S. subsidiaries.

•
A $19.0 million reduction (47.6% reduction) resulting from the release of valuation allowances primarily recorded against U.S federal net operating losses and certain deferred tax assets of our foreign subsidiaries.

•	An $8.3 million increase (21.0% increase) resulting from deductions of foreign taxes paid previously recorded as deferred tax asset carryforwards.

•	A $9.5 million increase (23.8% increase) related to unrecognized tax benefits recorded in the current year.

For the year ended December 31, 2017, our provision for income tax and effective tax rate of 134.8% was positively impacted by the reversal of previously recorded valuation allowances of $5.6 million against our U.S. corporate alternative minimum tax (“AMT”) carryforwards due to the Tax Cuts and Jobs Act (“Tax Reform Act”) which provided for the cancellation of the AMT and allows for a future refund and/or credit against regular income tax carryforwards. In addition, as a result of the reduction in the U.S. corporate tax rate from 35% to 21%, we recorded a provisional estimate of $15.5 million due to the re-measurement of deferred tax assets and liabilities and recorded a provisional estimate of $10.1 million due to the transition tax on undistributed earnings. Both of these were offset by a tax benefit from the reduction of the valuation allowance previously recorded against our U.S. deferred tax assets. Our effective tax rate was negatively impacted by a $17.1 million additional valuation allowance we recorded on our net U.S. deferred tax assets because beginning in 2016, we were no longer able to support that it was more likely-than-not that we would have sufficient taxable income in the future to realize our U.S. deferred tax assets. In addition, we recorded a $3.1 million benefit for the change in tax rates due to tax legislation enacted and signed into law in 2017 in Argentina. Our income tax expense for the year ended December 31, 2017 included benefits related to the reversal of valuation allowances previously recorded against deferred tax assets of $15.2 million related to income tax loss carryforwards that were utilized under two Brazilian tax programs.

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35.0% and our effective tax rate for the year ended December 31, 2017:

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

•	A $10.1 million increase (59.7% increase) resulting from transition tax charges related to U.S. tax reform legislation enacted and signed into law in 2017.

Discontinued Operations
(dollars in thousands)

	Years Ended December 31,
	2018	2017	Change	% change
Income from discontinued operations, net of tax	$24,462	$39,736	$(15,274)	(38)%

Income from discontinued operations, net of tax, includes our Venezuelan subsidiary’s operations that were expropriated in June 2009, including compensation for expropriation, and our Belleli EPC business.

Income from discontinued operations, net of tax, during the year ended December 31, 2018 compared to the year ended December 31, 2017 decreased primarily due to a $15.4 million decrease in income from Belleli EPC. The decrease in income from Belleli EPC was primarily due to recoveries in the first quarter of 2017 resulting from our release of liquidated damages by a customer in exchange for us releasing them from certain extension of time claims and the obtainment of customer approved change orders. Additionally, during the years ended December 31, 2018 and 2017, we received installment payments, including an annual charge, of $19.8 million and $19.7 million, respectively, from PDVSA Gas, S.A. (“PDVSA Gas”) in respect to our Venezuelan subsidiary’s sale of its previously nationalized assets. As of December 31, 2018, we have received all payments from PDVSA Gas. For further details on our discontinued operations, see Note 4 to the Financial Statements.

The Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Contract Operations
(dollars in thousands)

	Years Ended December 31,
	2017	2016	Change	% change
Revenue	$375,269	$392,463	$(17,194)	(4)%
Cost of sales (excluding depreciation and amortization expense)	133,380	143,670	(10,290)	(7)%
Gross margin	$241,889	$248,793	$(6,904)	(3)%
Gross margin percentage	64%	63%	1%	2%

The decrease in revenue during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a $15.4 million decrease in revenue in Mexico primarily driven by projects that terminated operations in 2016 and a decrease in revenue of $7.7 million resulting from an early termination of a project in Indonesia in January 2016 that had been operating since the third quarter of 2009. These decreases were partially offset by an $8.0 million increase in revenue in Brazil primarily driven by the start-up of a project during the second half of 2016. Gross margin decreased during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the revenue decrease explained above, partially offset by demobilization expenses of $6.1 million incurred in 2016 on the early termination of a project in Indonesia discussed above. Gross margin percentage during the year ended December 31, 2017 compared to the year ended December 31, 2016 remained relatively flat.

Aftermarket Services
(dollars in thousands)

	Years Ended December 31,
	2017	2016	Change	% change
Revenue	$107,063	$120,550	$(13,487)	(11)%
Cost of sales (excluding depreciation and amortization expense)	78,221	87,342	(9,121)	(10)%
Gross margin	$28,842	$33,208	$(4,366)	(13)%
Gross margin percentage	27%	28%	(1)%	(4)%

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

Product Sales
(dollars in thousands)

	Years Ended December 31,
	2017	2016	Change	% change
Revenue	$732,962	$392,384	$340,578	87%
Cost of sales (excluding depreciation and amortization expense)	656,553	365,394	291,159	80%
Gross margin	$76,409	$26,990	$49,419	183%
Gross margin percentage	10%	7%	3%	43%

The increase in revenue during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to increases of $316.3 million and $32.4 million in North America and in the Middle East and Africa region, respectively, partially offset by a decrease of $16.7 million in the Asia Pacific region. The increase in revenue in North America was primarily due to a significant increase in North America booking activities during 2017 compared to 2016. In North America, compression equipment revenue and processing and treating equipment revenue increased by $168.6 million and $160.6 million, respectively, partially offset by a decrease of $10.3 million in production equipment revenue. The increase revenue in the Middle East and Africa region was primarily due to an increase of $29.6 million in processing and treating equipment revenue. The decrease in revenue in the Asia Pacific region was primarily due to a decrease of $15.1 million in compression equipment revenue. Gross margin and gross margin percentage increased during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the revenue increase explained above and a shift in product mix during 2017.

Costs and Expenses
(dollars in thousands)

	Years Ended December 31,
	2017	2016	Change	% change
Selling, general and administrative	$176,318	$157,485	$18,833	12%
Depreciation and amortization	107,824	132,886	(25,062)	(19)%
Long-lived asset impairment	5,700	14,495	(8,795)	(61)%
Restatement related charges	3,419	18,879	(15,460)	(82)%
Restructuring and other charges	3,189	22,038	(18,849)	(86)%
Interest expense	34,826	34,181	645	2%
Equity in income of non-consolidated affiliates	—	(10,403)	10,403	(100)%
Other (income) expense, net	(975)	(13,046)	12,071	(93)%

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

Depreciation and amortization
Depreciation and amortization expense during the year ended December 31, 2017 compared to the year ended December 31, 2016 decreased primarily due to depreciation expense of $22.2 million recognized during the year ended December 31, 2016 on a contract operations project in Indonesia that early terminated operations in January 2016. The depreciation expense recognized on this project in 2016 primarily related to capitalized installation costs, which included, among other things, civil engineering, piping, electrical instrumentation and project management costs. The project had been operating since the third quarter of 2009.

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

Restatement related charges
As discussed in Note 14 to the Financial Statements, during the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. During the years ended December 31, 2017 and 2016, we incurred $6.2 million and $30.1 million, respectively, of external costs associated with an SEC investigation and remediation activities related to the restatement of our financial statements, of which $2.8 million and $11.2 million, respectively, was recovered from Archrock pursuant to the separation and distribution agreement.

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

Interest expense
The increase in interest expense during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to an increase in the effective interest rate on our debt and interest expense of $2.4 million recorded for the settling of non-income-based tax debt during 2017 in connection with two Brazilian tax programs we entered into in 2017, partially offset by an increase in capitalized interest resulting from increased construction activities and a lower average balance of long-term debt and letters of credit outstanding. As discussed in Note 11 to the Financial Statements, the proceeds received in April 2017 from the issuance of our 8.125% senior secured notes due 2025 (the “2017 Notes”) were used to repay all of the borrowings outstanding under the term loan facility and revolving credit facility. For further discussion on the Brazilian tax programs, see Note 16 to the Financial Statements.

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

Income Taxes
(dollars in thousands)

	Years Ended December 31,
	2017	2016	Change	% change
Provision for income taxes	$22,695	$124,242	$(101,547)	(82)%
Effective tax rate	134.8%	(261.4)%	396.2%	(151.6)%

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

Discontinued Operations
(dollars in thousands)

	Years Ended December 31,
	2017	2016	Change	% change
Income (loss) from discontinued operations, net of tax	$39,736	$(56,171)	$95,907	(171)%

Income (loss) from discontinued operations, net of tax, includes our Venezuelan subsidiary’s operations that were expropriated in June 2009, including compensation for expropriation, and our Belleli CPE and Belleli EPC businesses.

Income from discontinued operations, net of tax, during the year ended December 31, 2017 compared to the year ended December 31, 2016 increased primarily due to asset impairment charges totaling $68.8 million recorded during the year ended December 31, 2016 for the planned disposition of Belleli CPE and a $42.8 million increase in income from Belleli EPC in 2017 compared to 2016 primarily due to recoveries in 2017 resulting from our release of liquidated damages by a customer in exchange for us releasing them from certain extension of time claims and the obtainment of customer approved change orders. These increases were partially offset by a $19.5 million decrease in income from our Venezuelan subsidiary. During the years ended December 31, 2017 and 2016, we received installment payments, including an annual charge, of $19.7 million and $38.8 million, respectively, from PDVSA Gas in respect to our Venezuelan subsidiary’s sale of its previously nationalized assets.

For further details on our discontinued operations, see Note 4 to the Financial Statements.

Liquidity and Capital Resources

Our unrestricted cash balance was $19.3 million at December 31, 2018 compared to $49.1 million at December 31, 2017. Working capital decreased to $108.7 million at December 31, 2018 from $134.0 million at December 31, 2017. The decrease in working capital was primarily due to increases in contract liabilities and accounts payable and decreases in accounts receivable and current assets held for sale, partially offset by increases in contract assets and inventory. The increase in contract liabilities was primarily driven by the timing of milestone billings on a product sales project in the Middle East and Africa region. The increases in inventory, contract assets and accounts payable were primarily driven by higher product sales activity in the North America region. The decrease in accounts receivable was driven by the timing of payments received from customers during the current year period. The decrease in current assets held for sale was driven by the sale of our PEQ assets in June 2018 as discussed in further detail in Note 8 to the Financial Statements.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Years Ended December 31,
	2018	2017
Net cash provided by (used in) continuing operations:
Operating activities	$153,296	$150,420
Investing activities	(207,578)	(121,913)
Financing activities	6,897	(32,154)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,841)	(792)
Discontinued operations	21,013	17,781
Net change in cash, cash equivalents and restricted cash	$(30,213)	$13,342

Operating Activities.  Net cash provided by operating activities during the year ended December 31, 2018 compared to the year ended December 31, 2017 remained relatively flat primarily due to improved gross margins in the current year period for our product sales segment and a decrease in income taxes paid in the current year period, offset by lower current period decreases in working capital. Working capital cash changes during the year ended December 31, 2018 included an increase of $62.9 million in contract liabilities, an increase of $59.7 million in inventory and an increase of $34.6 million in contract assets. Working capital cash changes during the year ended December 31, 2017 included an increase of $62.0 million in account payable and other liabilities, an increase of $65.3 million in accounts receivable and a decrease of $40.9 million in costs and estimated earnings versus billings on uncompleted contracts.

Investing Activities.  The increase in net cash used in investing activities during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily attributable to an $83.4 million increase in capital expenditures. The increase in capital expenditures was primarily driven by an increase in growth capital expenditures on contract operations services projects in the Middle East and Africa region and Latin America region.

Financing Activities.  The decrease in net cash used in financing activities during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily attributable to a $26.0 million decrease in cash transferred to Archrock pursuant to the separation and distribution agreement and an increase in net borrowings of $9.9 million on our long-term debt. The transfers of cash to Archrock during the years ended December 31, 2018 and 2017 were required under the separation and distribution agreement upon our receipt of payments from PDVSA Gas relating to the sale of our previously nationalized assets and our occurrence of a qualified capital raise in 2017 that required a payment of $25.0 million to Archrock.

Discontinued Operations.  The increase in net cash provided by discontinued operations during the year ended December 31, 2018 compared to year ended December 31, 2017 was primarily attributable to working capital changes related to our Belleli EPC business. Net cash provided by discontinued operations included proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas of $19.8 million and $19.7 million during the years ended December 31, 2018 and 2017, respectively.

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

The majority of our growth capital expenditures are related to installation costs on contract operations services projects and acquisition costs of new compressor units and processing and treating equipment that we add to our contract operations fleet. In addition, growth capital expenditures can include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor unit is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications for which it previously was not suited. Maintenance capital expenditures are related to major overhauls of significant components of a compressor unit, such as the engine, compressor and cooler, that return the components to a “like new” condition, but do not modify the applications for which the compressor unit was designed.

Growth capital expenditures were $186.2 million, $104.9 million and $53.0 million during the years ended December 31, 2018, 2017 and 2016, respectively. The increase in growth capital expenditures during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to an increase in installation expenditures on a contract operations services project in Oman and an increase in compression expenditures on a contract operations services contract in Bolivia during 2018. The increase in growth capital expenditures during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to an increase in installation expenditures on contract operations services projects in Oman during 2017.

Maintenance capital expenditures were $6.6 million, $15.7 million and $14.4 million during the years ended December 31, 2018, 2017 and 2016, respectively. The decrease in maintenance capital expenditures during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily driven by decreased overhaul activities as a result of delayed discretionary spending. The increase in maintenance capital expenditures during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to increased overhaul activities. We intend to grow our business both organically and through third-party acquisitions. If we are successful in growing our business in the future, we would expect our maintenance capital expenditures to increase over the long term.

We generally invest funds necessary to manufacture contract operations fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. We currently plan to spend approximately $205 million to $215 million in capital expenditures during 2019, including (1) approximately $170 million on contract operations growth capital expenditures and (2) approximately $35 million to $45 million on equipment maintenance capital related to our contract operations business and other capital expenditures.

Long-Term Debt. On October 9, 2018, we and EESLP entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which among other things, increased the borrowing capacity under our revolving credit facility from $680.0 million to $700.0 million. The Amended Credit Agreement also extended the maturity date of our revolving credit facility from November 2020 to October 2023.

During the years ended December 31, 2018 and 2017, the average daily borrowings of long-term debt were $428.6 million and $374.3 million respectively. The weighted average annual interest rate on outstanding borrowings under our revolving credit facility at December 31, 2018 was 4.3%. As of December 31, 2017, there were no outstanding borrowings under the revolving credit facility.

As of December 31, 2018, we had $56.7 million in outstanding letters of credit under our revolving credit facility and, taking into account guarantees through outstanding letters of credit, we had undrawn capacity of $608.3 million under our revolving credit facility. Our Amended Credit Agreement limits our senior secured leverage ratio (as defined in the Amended Credit Agreement) on the last day of the fiscal quarter to no greater than 2.75 to 1.0. As a result of this limitation, $578.4 million of the $608.3 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of December 31, 2018.

The Amended Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Amended Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Amended Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Amended Credit Agreement) of 2.75 to 1.00. As of December 31, 2018, Exterran Corporation maintained a 9.3 to 1.0 interest coverage ratio, a 1.8 to 1.0 total leverage ratio and a 0.2 to 1.0 senior secured leverage ratio. As of December 31, 2018, we were in compliance with all financial covenants under the Amended Credit Agreement.

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

Historically, we have financed capital expenditures with a combination of net cash provided by operating and financing activities. Our ability to access the capital markets may be restricted at the time when we would like, or need, to do so, which could have an adverse impact on our ability to maintain our operations and to grow. If any of our lenders become unable to perform their obligations under the Amended Credit Agreement, our borrowing capacity under our revolving credit facility could be reduced. Inability to borrow additional amounts under our revolving credit facility could limit our ability to fund our future growth and operations. Based on current market conditions, we expect that net cash provided by operating activities and borrowings under our revolving credit facility will be sufficient to finance our operating expenditures, capital expenditures and other contractual cash obligations, including our debt obligations. However, if net cash provided by operating activities and borrowings under our revolving credit facility are not sufficient, we may seek additional debt or equity financing.

Unrestricted Cash. Of our $19.3 million unrestricted cash balance at December 31, 2018, $18.7 million was held by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to foreign withholding taxes. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S., the available borrowing capacity under our revolving credit facility and the repayment of intercompany liabilities from our non-U.S. subsidiaries will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

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

Contractual Obligations.  The following table summarizes our cash contractual obligations as of December 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2019	2020-2021	2022-2023	Thereafter
Debt:(1)
Revolving credit facility due October 2023	$35,000	$—	$—	$35,000	$—
8.125% senior notes due May 2025 (2)	375,000	—	—	—	375,000
Other	687	449	238	—	—
Total debt	410,687	449	238	35,000	375,000
Interest on debt	215,030	34,578	69,156	68,222	43,074
Purchase commitments	483,074	480,422	2,652	—	—
Facilities and other operating leases	34,997	6,076	10,512	6,794	11,615
Total contractual obligations	$1,143,788	$521,525	$82,558	$110,016	$429,689

(1)	For more information on our debt, see Note 11 to the Financial Statements.

(2)	Amounts represent the full face value of the 2017 Notes and do not include unamortized debt financing costs of $6.4 million as of December 31, 2018.

As of December 31, 2018, $27.8 million of unrecognized tax benefits (including discontinued operations) have been recorded as liabilities in accordance with the accounting standard for income taxes related to uncertain tax positions, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest (including discontinued operations) of $4.7 million.

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

Critical Accounting Policies, Practices and Estimates

This discussion and analysis of our financial condition and results of operations is based upon the Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and accounting policies, including those related to bad debt, inventories, accrued demobilization costs, fixed assets, intangible assets, income taxes, revenue recognition, contingencies and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances. The results of this process form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences can be material to our financial condition, results of operations and liquidity. See Note 2 to our Financial Statement for a summary of significant accounting policies.

Allowances and Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2018, 2017 and 2016, we recorded bad debt expense of $0.1 million, $0.9 million and $3.0 million, respectively. Our allowance for doubtful accounts was approximately 2% of our gross accounts receivable balance at December 31, 2018 and 2017.

Inventory is a significant component of current assets and is stated at the lower of cost and net realizable value. This requires us to record provisions and maintain reserves for obsolete and slow moving inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to historical demand and management estimates of market conditions and production requirements. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. During 2018, 2017 and 2016, we recorded $0.1 million, $1.3 million and $0.8 million, respectively, in inventory write-downs and reserves for inventory which was obsolete or slow moving. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for obsolete or slow moving inventory that may be required. Our reserve for obsolete and slow moving inventory was approximately 10% and 11% of our gross raw materials inventory balance at December 31, 2018 and 2017, respectively.

Accrued Demobilization Costs

The majority of our contract operations services contracts contain contractual requirements for us to perform demobilization activities at the end of the contract, with the scope of those activities varying by contract. Demobilization activities typically include, among other requirements, civil work and the removal of our equipment and installation from the customer’s site. Demobilization activities represent costs to fulfill obligations under our contracts and are not considered distinct within the context of our contract operations services contracts. Accrued demobilization costs are recorded, if applicable, at the time we become contractually obligated to perform these activities, which generally occurs upon our completion of the installation and commissioning of our equipment at the customer’s site. We record accrued demobilization costs as a liability and an equivalent demobilization asset as a capitalized fulfillment cost. As of December 31, 2018, we had current and long-term accrued demobilization costs liability balances of $14.8 million and $19.5 million, respectively. Accrued demobilization costs are subsequently increased by interest accretion throughout the expected term of the contract. As of December 31, 2018, we had capitalized fulfillment costs relating to demobilization assets of $6.6 million. Demobilization assets are amortized to cost of sales on a straight-line basis over the expected term of the contract. Any difference between the actual costs realized for the demobilization activities and the estimated liability established are recognized in cost of sales in our statement of operations.

Accrued demobilization costs recorded represent the fair value of the estimated cost for future demobilization activities. The initial obligation is measured at its estimated fair value using various judgments and assumptions. Fair value is calculated using an expected present value technique that is based on assumptions of market participants and estimated demobilization costs in current period dollars that are inflated to the anticipated demobilization date and then discounted back to the date the demobilization obligations are expected to be incurred. Changes in assumptions and estimates included within the calculations of the value of the accrued demobilization costs could result in significantly different results than those identified and recorded in our financial statements. In future periods, we may also make adjustments to accrued demobilization costs as a result of the availability of new information, contract amendments, technology changes, changes in labor costs and other factors.

Accrued demobilization costs are based on a number of assumptions requiring professional judgment. These include estimates for: (1) expected future cash flows related to contractual obligations; (2) anticipated timing of the expected cash flows; (3) our credit-adjusted risk free rate that considers our estimated credit rating; (4) the market risk premiums; and (5) relevant inflation factors. If the expected future cash flows relating to our estimated accrued demobilization costs had been higher or lower by 10% in 2018, accrued demobilization costs would have decreased or increased by approximately $3.4 million at December 31, 2018. We are unable to predict the type of revisions to these assumptions that will be required in future periods due to the availability of additional information, contract amendments, technology changes, the price of labor costs and other factors.

Depreciation

Property, plant and equipment is carried at cost. Depreciation for financial reporting purposes is computed on a straight-line basis using estimated useful lives and salvage values, including idle assets in our active fleet. The assumptions and judgments we use in determining the estimated useful lives and salvage values of our property, plant and equipment reflect both historical experience and expectations regarding future use of our assets. We periodically analyze our estimates of useful lives of our property, plant and equipment to determine if the depreciable periods and salvage values continue to be appropriate. The use of different estimates, assumptions and judgments in the establishment of property, plant and equipment accounting policies, especially those involving their useful lives, would likely result in significantly different net book values of our assets and results of operations. In the fourth quarter of 2017, we evaluated the estimated useful lives and salvage values of our property, plant and equipment. As a result of this evaluation, we changed the estimate of useful lives and salvage values for our compression equipment from a maximum useful life of 30 years to 23 years and a maximum salvage value of 20% to 15% based on expected future use. During the years ended December 31, 2018 and 2017, we recorded an increase in depreciation expense of $8.9 million and $1.2 million, respectively, as a result of these changes in useful lives and salvage values.

Long-Lived Assets

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable. Compressor units in our active fleet that were idle as of December 31, 2018 comprise a net book value of approximately $83.1 million. The determination that the carrying amount of an asset may not be recoverable requires us to make judgments regarding long-term forecasts of future revenue and costs related to the assets subject to review. For idle compression units that are removed from the active fleet and that will be sold to third parties as working compression units, significant assumptions include forecasted sale prices based on future market conditions and demand, forecasted costs to maintain the assets until sold and the forecasted length of time necessary to sell the assets. These forecasts are uncertain as they require significant assumptions about future market conditions. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred.

Income Taxes

Our income tax provision, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We operate in approximately 25 countries and, as a result, we and our subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in numerous state and foreign jurisdictions. In addition, certain of our operations were historically included in Archrock’s consolidated income tax returns in the U.S. federal and state jurisdictions. Our tax provision for periods prior to the Spin-off was determined on a separate return, stand-alone basis. Differences between the separate return method utilized and Archrock’s U.S. income tax returns and cash flows attributable to income taxes for our U.S. operations were recognized as distributions to, or contributions from, parent within parent equity. Significant judgments and estimates are required in determining our consolidated income tax provision.

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

We consider the earnings of substantially all of our subsidiaries to be indefinitely reinvested, and accordingly, we have not provided for taxes on these unremitted earnings. If we were to make a distribution from the unremitted earnings of these subsidiaries, we could be subject to taxes payable to various jurisdictions. If our expectations were to change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated statement of financial position, results of operations or cash flows.

Revenue Recognition — Product Sales Recognized Over Time

In our product sales segment, we recognize revenue from the sale of compression equipment and processing and treating equipment over time based on the proportion of labor hours expended to the total labor hours expected to complete the contract performance obligation when the applicable criteria are met. During the year ended December 31, 2018, approximately 98% of our total product sales revenues were recognized over time. This calculation requires management to estimate the number of total labor hours required for each project and to estimate the profit expected on the project. The recognition of revenue over time based on the proportion of labor hours expended to the total labor hours expected to complete depends largely on our ability to make reasonable dependable estimates related to the extent of progress toward completion of the contract, contract revenues and contract costs. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known using the cumulative catch-up method. Due to the nature of some of our contracts, developing the estimates of costs often requires significant judgment.

Factors that must be considered in estimating the work to be completed and ultimate profit include labor productivity and availability, the nature and complexity of work to be performed, the impact of change orders, availability of raw materials and the impact of delayed performance. Although we continually strive to accurately estimate our progress toward completion and profitability, adjustments to overall contract revenue and contract costs could be significant in future periods due to several factors including but not limited to, settlement of claims against customers, supplier claims by or against us, customer change orders, changes in cost estimates, changes in project contingencies and settlement of customer claims against us, such as liquidated damage claims. If the aggregate combined cost estimates for uncompleted contracts that are recognized over time based on the proportion of labor hours expended to the total labor hours expected to complete in our product sales business had been higher or lower by 5% in 2018, our income before income taxes would have decreased or increased by approximately $11.3 million.

Contingencies and Litigation

We are substantially self-insured for workers’ compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We review these estimates quarterly and believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the timeliness of reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known. As of December 31, 2018 and 2017, we had recorded approximately $1.1 million and $1.3 million, respectively, in insurance claim reserves.

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

We regularly assess and, if required, establish accruals for income tax as well as non-income-based tax contingencies pursuant to the applicable accounting standards that could result from assessments of additional tax by taxing jurisdictions in countries where we operate. Tax contingencies are subject to a significant amount of judgment and are reviewed and adjusted on a quarterly basis in light of changing facts and circumstances considering the outcome expected by management. As of December 31, 2018 and 2017, we had recorded approximately $37.6 million and $27.6 million, respectively, of accruals for tax contingencies (including penalties and interest and discontinued operations). Of these amounts, $32.5 million and $24.8 million are accrued for income taxes as of December 31, 2018 and 2017, respectively, and $5.1 million and $2.8 million are accrued for non-income-based taxes as of December 31, 2018 and 2017, respectively. Furthermore, as of December 31, 2018 and 2017, we had an indemnification receivable from Archrock related to non-income-based taxes of $2.8 million and $1.5 million, respectively. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with changes in foreign currency exchange rates due to our significant international operations. While the majority of our revenue contracts are denominated in the U.S. dollar, certain contracts or portions of certain contracts, most notably within our contract operations segment, are exposed to foreign currency fluctuations. Approximately 25% of revenues in our contract operations segment are denominated in a currency other than the U.S. dollar. The currencies for which we have our largest exchange rate exposures are related to changes in the Argentine Peso and the Brazilian Real. During the year ended December 31, 2018, a devaluation of the Argentine Peso and Brazilian Real of approximately 52% and 15%, respectively, resulted in a decrease in revenue in our contract operations segment of approximately $20 million and $4 million, respectively. The impact of foreign currency risk on income for these contracts is generally mitigated by matching costs with revenues in the same currency.

Additionally, the net assets and liabilities of our international operations are exposed to changes in foreign currency exchange rates. These operations may have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded foreign currency losses of $8.5 million and $0.7 million in our statements of operations during the years ended December 31, 2018 and 2017, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset and liability balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Our material exchange rate exposure relates to intercompany loans to a subsidiaries whose functional currency are the Brazilian Real and Canadian Dollar, which loans carried U.S. dollars balances of $27.4 million and $15.9 million, respectively, as of December 31, 2018. Foreign currency losses during the years ended December 31, 2018 and 2017 included translation losses of $5.2 million and translation gains of $0.5 million, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

We also have exposure to foreign currency exchange risk from the translation of certain international operating units from the local currency into the U.S. dollar. Our comprehensive income for the years ended December 31, 2018 and 2017 included foreign currency translation adjustment losses of $7.5 million and $1.8 million, respectively. A 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our foreign currency translation adjustment loss by approximately $4.5 million for the year ended December 31, 2018. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies will always move in the same direction relative to the value of the U.S. dollar.

As of December 31, 2018, we do not have any derivative financial instruments outstanding to mitigate foreign currency risk. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency exchange rates that could potentially impact our future earnings and forecasted cash flows.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and supplementary information specified by this Item are presented in Part IV, Item 15 (“Exhibits and Financial Statement Schedules”) of this report.

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

Management’s Evaluation of Disclosure Controls and Procedures

The CEO and CFO have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year for which this annual report on Form 10-K is filed. Based on that evaluation, the CEO and CFO have concluded that the current disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2018.

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

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their attestation report that follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Exterran Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Exterran Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of operations, comprehensive income (loss), stockholders’ equity, cash flows, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”) for the year ended December 31, 2018, of the Company and our report dated February 26, 2019, expressed an unqualified opinion on those financial statements.

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
February 26, 2019

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2018, with respect to the Exterran Corporation compensation plans under which our common stock is authorized for issuance, aggregated as follows:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(#)	($)	(#)
Equity compensation plans approved by security holders (1)	73,564	$25.81	1,192,308
Equity compensation plans not approved by security holders	—	—	—
Total	73,564		1,192,308

(1)
Comprised of (i) the Exterran Corporation 2015 Stock Incentive Plan, the (“2015 Plan”) and (ii) the Exterran Corporation 2015 Directors’ Stock and Deferral Plan. The 2015 Plan also governs awards originally granted by Archrock under the Archrock, Inc. 2013 Stock Incentive Plan. In addition to the outstanding options, as of December 31, 2018, there were 539,666 restricted stock units outstanding, payable in common stock upon vesting, under the 2015 Plan.

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

3.1	Amended and Restated Certificate of Incorporation of Exterran Corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
3.2	Amended and Restated Bylaws of Exterran Corporation, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
3.3	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on From 8-K filed on April 30, 2018
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

10.2	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
10.3
Amended and Restated Credit Agreement, dated as of October 5, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 4.2 to Amendment No. 5 to the Company’s Registration Statement on Form 10-12B, as filed on October 6, 2015

Exhibit No.	Description
10.4†	Exterran Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, as filed on November 2, 2015
10.5†
Form of Award Notice and Agreement for Incentive Stock Options pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.6†
Form of Award Notice and Agreement for Nonqualified Stock Options pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.7†
Form of Award Notice and Agreement for Performance Units pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.8†
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

10.12†	Exterran Corporation Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, as filed on November 2, 2015
10.13†	Form of Employment Letter, incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
10.14†	Form of Severance Benefit Agreement, incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form 10-12B, as filed on August 5, 2015
10.15†	Form of Change of Control Agreement, incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Company’s Registration Statement on Form 10-12B, as filed on August 5, 2015
10.16†	Exterran Corporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
10.17†
Exterran Corporation Amended and Restated Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.20 to the Registrant’s Original Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016

10.18†
First Amendment, Exterran Corporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on January 4, 2017

10.19†	2016 Form of Severance Benefit Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on January 4, 2017
10.20†	2016 Form of Change of Control Agreement, incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on January 4, 2017
10.21†
Form of Award Notice and Agreement for Performance Units pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 10, 2017

10.22†
Form of Award Notice and Agreement for Restricted Stock pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 10, 2017

10.23†
Form of Award Notice and Agreement for Cash-Settled Restricted Stock Units pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 10, 2017

10.24†
Form of Award Notice and Agreement for Stock-Settled Restricted Stock Units pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 10, 2017

Exhibit No.	Description
10.25†
Form of Award Notice and Agreement for Common Stock Award for Non-Employee Directors pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 10, 2017

10.26†
Form of Award Notice and Agreement for Performance Units pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 3, 2018

10.27†
Form of Award Notice and Agreement for Restricted Stock pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 3, 2018

10.28†
Form of Award Notice and Agreement for Stock-Settled Restricted Stock Units pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 3, 2018

10.29†
Form of Award Notice and Agreement for Cliff-Vested Restricted Stock pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 3, 2018

10.30
Second Amended and Restated Credit Agreement, dated as of October 9, 2018, by and among Exterran Corporation, Exterran Energy Solutions, L.P., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2018

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

Date: February 26, 2019

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2019.

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
Mark R. Sotir

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Exterran Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Exterran Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2019

We have served as the Company’s auditor since 2014.

EXTERRAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	December 31,
	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$19,300	$49,145
Restricted cash	178	546
Accounts receivable, net of allowance of $5,474 and $5,388, respectively	248,467	266,052
Inventory, net (Note 5)	150,689	107,909
Costs and estimated earnings in excess of billings on uncompleted contracts	—	40,695
Contract assets (Note 3)	91,602	—
Other current assets	44,234	38,707
Current assets held for sale (Note 8)	—	15,761
Current assets associated with discontinued operations (Note 4)	11,605	23,751
Total current assets	566,075	542,566
Property, plant and equipment, net (Note 6)	901,577	822,279
Deferred income taxes (Note 16)	11,370	10,550
Intangible and other assets, net (Note 7)	86,371	76,980
Long-term assets held for sale (Note 8)	—	4,732
Long-term assets associated with discontinued operations (Note 4)	1,661	3,700
Total assets	$1,567,054	$1,460,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$165,744	$148,744
Accrued liabilities (Note 10)	123,335	114,336
Deferred revenue	—	23,902
Billings on uncompleted contracts in excess of costs and estimated earnings	—	89,565
Contract liabilities (Note 3)	153,483	—
Current liabilities associated with discontinued operations (Note 4)	14,767	31,971
Total current liabilities	457,329	408,518
Long-term debt (Note 11)	403,810	368,472
Deferred income taxes (Note 16)	6,005	9,746
Long-term deferred revenue	—	92,485
Long-term contract liabilities (Note 3)	101,363	—
Other long-term liabilities	39,812	20,272
Long-term liabilities associated with discontinued operations (Note 4)	5,914	6,528
Total liabilities	1,014,233	906,021
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 36,868,066 and 36,193,930 shares issued, respectively	369	362
Additional paid-in capital	734,458	739,164
Accumulated deficit	(208,677)	(223,510)
Treasury stock — 721,280 and 453,178 common shares, at cost, respectively	(11,560)	(6,937)
Accumulated other comprehensive income	38,231	45,707
Total stockholders’ equity (Note 17)	552,821	554,786
Total liabilities and stockholders’ equity	$1,567,054	$1,460,807
The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues (Note 3):
Contract operations	$360,973	$375,269	$392,463
Aftermarket services	120,676	107,063	120,550
Product sales	879,207	732,962	392,384
	1,360,856	1,215,294	905,397
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	122,138	133,380	143,670
Aftermarket services	89,666	78,221	87,342
Product sales	765,624	656,553	365,394
Selling, general and administrative	178,401	176,318	157,485
Depreciation and amortization	123,922	107,824	132,886
Long-lived asset impairment (Note 13)	3,858	5,700	14,495
Restatement related charges (recoveries), net (Note 14)	(276)	3,419	18,879
Restructuring and other charges (Note 15)	1,997	3,189	22,038
Interest expense	29,217	34,826	34,181
Equity in income of non-consolidated affiliates (Note 9)	—	—	(10,403)
Other (income) expense, net	6,484	(975)	(13,046)
	1,321,031	1,198,455	952,921
Income (loss) before income taxes	39,825	16,839	(47,524)
Provision for income taxes (Note 16)	39,433	22,695	124,242
Income (loss) from continuing operations	392	(5,856)	(171,766)
Income (loss) from discontinued operations, net of tax (Note 4)	24,462	39,736	(56,171)
Net income (loss)	$24,854	$33,880	$(227,937)

Basic net income (loss) per common share (Note 19):
Income (loss) from continuing operations per common share	$0.01	$(0.17)	$(4.97)
Income (loss) from discontinued operations per common share	0.67	1.14	(1.62)
Net income (loss) per common share	$0.68	$0.97	$(6.59)

Diluted net income (loss) per common share (Note 19):
Income (loss) from continuing operations per common share	$0.01	$(0.17)	$(4.97)
Income (loss) from discontinued operations per common share	0.67	1.14	(1.62)
Net income (loss) per common share	$0.68	$0.97	$(6.59)

Weighted average common shares outstanding used in net income (loss) per common share (Note 19):
Basic	35,433	34,959	34,568
Diluted	35,489	34,959	34,568
The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Net income (loss)	$24,854	$33,880	$(227,937)
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,476)	(1,801)	18,310
Comprehensive income (loss)	$17,378	$32,079	$(209,627)
The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income	Total
	Shares	Amount			Shares	Amount
Balance at January 1, 2016	35,153,358	$352	$805,755	$(29,315)	(5,776)	$(54)	$29,198	$805,936
Net loss				(227,937)				(227,937)
Options exercised	61,177		786					786
Foreign currency translation adjustment							18,310	18,310
Transfer to Archrock, Inc. (Note 17)			(49,176)					(49,176)
Treasury stock purchased					(196,654)	(2,091)		(2,091)
Stock-based compensation, net of forfeitures	426,578	4	10,962					10,966
Other			(23)					(23)
Balance at December 31, 2016	35,641,113	$356	$768,304	$(257,252)	(202,430)	$(2,145)	$47,508	$556,771
Cumulative-effect adjustment from adoption of ASU 2016-09			138	(138)				—
Net income				33,880				33,880
Options exercised	69,122	1	683					684
Foreign currency translation adjustment							(1,801)	(1,801)
Transfer to Archrock, Inc. (Note 17)			(44,720)					(44,720)
Treasury stock purchased					(250,748)	(4,792)		(4,792)
Stock-based compensation, net of forfeitures	483,695	5	14,759					14,764
Balance at December 31, 2017	36,193,930	$362	$739,164	$(223,510)	(453,178)	$(6,937)	$45,707	$554,786
Cumulative-effect adjustment from adoption of ASC Topic 606 (Note 2)				(10,021)				(10,021)
Net income				24,854				24,854
Options exercised	136,847	1	547					548
Foreign currency translation adjustment							(7,476)	(7,476)
Transfer to Archrock, Inc. (Note 17)			(19,814)					(19,814)
Treasury stock purchased					(268,102)	(4,623)		(4,623)
Stock-based compensation, net of forfeitures	537,289	6	14,561					14,567
Balance at December 31, 2018	36,868,066	$369	$734,458	$(208,677)	(721,280)	$(11,560)	$38,231	$552,821
The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$24,854	$33,880	$(227,937)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	123,922	107,824	132,886
Long-lived asset impairment	3,858	5,700	14,495
Amortization of deferred financing costs	3,347	4,714	4,584
(Income) loss from discontinued operations, net of tax	(24,462)	(39,736)	56,171
Provision for doubtful accounts	86	863	2,972
Gain on sale of property, plant and equipment	(629)	(2,517)	(2,986)
Equity in income of non-consolidated affiliates	—	—	(10,403)
(Gain) loss on remeasurement of intercompany balances	5,241	(516)	(9,268)
Loss on foreign currency derivatives	—	—	709
Loss on sale of businesses	1,714	111	—
Stock-based compensation expense	14,567	14,764	10,966
Deferred income tax provision (benefit)	1,537	(3,193)	71,090
Changes in assets and liabilities:
Accounts receivable and notes	8,669	(65,311)	126,276
Inventory	(59,676)	20,594	49,736
Costs and estimated earnings versus billings on uncompleted contracts	—	40,949	24,637
Contract assets	(34,571)	—	—
Other current assets	5,045	(1,541)	(7,074)
Accounts payable and other liabilities	13,801	62,029	2,078
Deferred revenue	—	(13,711)	24,414
Contract liabilities	62,934	—	—
Other	3,059	(14,483)	(857)
Net cash provided by continuing operations	153,296	150,420	262,489
Net cash provided by (used in) discontinued operations	4,004	(1,794)	1,016
Net cash provided by operating activities	157,300	148,626	263,505

Cash flows from investing activities:
Capital expenditures	(215,108)	(131,673)	(73,670)
Proceeds from sale of property, plant and equipment	2,530	8,866	2,814
Proceeds from sale of businesses	5,000	894	—
Return of investments in non-consolidated affiliates	—	—	10,403
Settlement of foreign currency derivatives	—	—	(709)
Net cash used in continuing operations	(207,578)	(121,913)	(61,162)
Net cash provided by discontinued operations	17,009	19,575	36,079
Net cash used in investing activities	(190,569)	(102,338)	(25,083)

Cash flows from financing activities:
Proceeds from borrowings of debt	585,014	501,088	430,758
Repayments of debt	(550,497)	(476,503)	(610,261)
Cash transfer to Archrock, Inc. (Note 17)	(18,744)	(44,720)	(49,176)
Payments for debt issuance costs	(4,801)	(7,911)	(779)
Proceeds from stock options exercised	548	684	786
Purchases of treasury stock	(4,623)	(4,792)	(2,091)
Net cash provided by (used in) financing activities	6,897	(32,154)	(230,763)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,841)	(792)	(1,832)
Net increase (decrease) in cash, cash equivalents and restricted cash	(30,213)	13,342	5,827
Cash, cash equivalents and restricted cash at beginning of period	49,691	36,349	30,522
Cash, cash equivalents and restricted cash at end of period	$19,478	$49,691	$36,349

Supplemental disclosure of cash flow information:
Income taxes paid, net	$11,601	$47,403	$57,580
Interest paid, net of capitalized amounts	$26,278	$28,178	$29,046

Supplemental disclosure of non-cash transactions:
Accrued capital expenditures	$21,479	$16,735	$5,985
Non-cash proceeds from the sale of a plant	$—	$—	$7,000
Non-cash proceeds from sale of business	$14,573	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

Description of Business

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a global systems and process company offering solutions in the oil, gas, water and power markets. We are a leader in natural gas processing and treatment and compression products and services, providing critical midstream infrastructure solutions to customers throughout the world. Outside the United States of America (“U.S.”), we are a leading provider of full-service natural gas contract compression and a supplier of aftermarket parts and services. We provide our products and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. Our manufacturing facilities are located in the U.S., Singapore and the United Arab Emirates. We operate in three primary business lines: contract operations, aftermarket services and product sales. In our contract operations business line, we provide compression and processing and treating services through the operation of our natural gas compression equipment and crude oil and natural gas production and process equipment for our customers. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, repair, overhaul, upgrade, startup and commissioning and reconfiguration services to customers who own their own oil and natural gas compression, production, processing, treating and related equipment. In our product sales business line, we design, engineer, manufacture, install and sell natural gas compression packages as well as equipment used in the treating and processing of crude oil and natural gas to our customers throughout the world and for use in our contract operations business line. We also offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as integrated projects.

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

Basis of Presentation

The accompanying consolidated financial statements of Exterran Corporation included herein have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications resulting from the adoption of ASU 2016-18, Restricted Cash have been made to the statement of cash flows for the prior year periods to conform to the current year presentation.

We refer to the consolidated financial statements collectively as “financial statements,” and individually as “balance sheets,” “statements of operations,” “statements of comprehensive income (loss),” “statements of stockholders’ equity” and “statements of cash flows” herein.

Note 2. Significant Accounting Policies

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses, as well as the disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. Significant estimates are required for contracts within our product sales segments that are accounted for based largely on our estimates on the extent of progress toward completion of the contracts, contract revenues and contract costs. As of December 31, 2018, we have made these significant estimates on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to our estimates. Variations from estimated contract performance could result in material adjustments to operating results. Management believes that the estimates and assumptions used are reasonable.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash as of December 31, 2018 and 2017 consists of cash that contractually is not available for immediate use. Restricted cash is presented separately from cash and cash equivalents in our balance sheets.

Revenue Recognition

Revenue is recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. See Note 3 for further discussion on revenue recognition.

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

We maintain allowances for doubtful accounts for estimated losses resulting from our customers’ inability to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2018, 2017 and 2016, we recorded bad debt expense of $0.1 million, $0.9 million and $3.0 million, respectively.

Inventory

Inventory consists of parts used for manufacturing or maintenance of natural gas compression equipment, production equipment, processing and treating equipment and facilities and parts held for sale. Inventory is stated at the lower of cost and net realizable value using the average cost method. A reserve is recorded against inventory balances for estimated obsolete and slow moving items based on specific identification, historical experience and management estimates of market conditions and production requirements.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over their estimated useful lives as follows:

Compression equipment, processing facilities and other fleet assets	3 to 23 years
Buildings	20 to 35 years
Transportation, shop equipment and other	3 to 10 years

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

Long-Lived Assets

We review long-lived assets such as property, plant and equipment and identifiable intangibles subject to amortization for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, the excess of the asset’s carrying value as compared to its estimated fair value is recognized as an impairment in the period in which the impairment occurred. Identifiable intangibles are amortized over the assets’ estimated useful lives.

Demobilization

The majority of our contract operations services contracts contain contractual requirements for us to perform demobilization activities at the end of the contract, with the scope of those activities varying by contract. Demobilization activities typically include, among other requirements, civil work and the removal of our equipment and installation from the customer’s site. Demobilization activities represent costs to fulfill obligations under our contracts and are not considered distinct within the context of our contract operations services contracts. Accrued demobilization costs are recorded, if applicable, at the time we become contractually obligated to perform these activities, which generally occurs upon our completion of the installation and commissioning of our equipment at the customer’s site. We record accrued demobilization costs as a liability and an equivalent demobilization asset as a capitalized fulfillment cost. Accrued demobilization costs are subsequently increased by interest accretion throughout the expected term of the contract. During the year ended December 31, 2018, we recorded $2.6 million in accretion expense, which is reflected in depreciation and amortization expense in our statements of operations. Demobilization assets are amortized to cost of sales on a straight-line basis over the expected term of the contract. Any difference between the actual costs realized for the demobilization activities and the estimated liability established are recognized in cost of sales in our statement of operations.

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

Foreign Currency Translation

The financial statements of our subsidiaries outside the U.S., except those for which we have determined that the U.S. dollar is the functional currency, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at the balance sheet date. Income and expense items are translated at average monthly exchange rates. The resulting gains and losses from the translation of accounts into U.S. dollars are included in accumulated other comprehensive income in our balance sheets. For all subsidiaries, gains and losses from remeasuring foreign currency accounts into the functional currency are included in other (income) expense, net, in our statements of operations. We recorded foreign currency losses of $8.5 million and $0.7 million and foreign currency gains of $6.5 million during the years ended December 31, 2018, 2017 and 2016, respectively. Included in our foreign currency gains and losses were non-cash losses of $5.2 million and non-cash gains of $0.5 million and $9.3 million during the years ended December 31, 2018, 2017 and 2016, respectively, from foreign currency exchange rate changes recorded on intercompany obligations.

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

Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined to be not applicable.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 (“Topic 606”) outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On January 1, 2018, we adopted this update using the modified retrospective approach to all contracts that were not completed as of January 1, 2018. As a result of this adoption, we recorded a net increase to the accumulated deficit of $10.0 million as of January 1, 2018 and an increase of $3.7 million in revenue for the year ended December 31, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 3 for the required disclosures related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. On January 1, 2018, we adopted this update retrospectively. As a result of this adoption, $0.5 million and $0.7 million of restricted cash has been included in the cash and cash equivalent balances in the statements of cash flows for the years ended December 31, 2017 and 2016, respectively. At December 31, 2016, the $36.3 million of cash, cash equivalents and restricted cash on our statement of cash flow was composed of $35.7 million of cash and cash equivalent and $0.7 million of restricted cash. At December 31, 2017, the $49.7 million of cash, cash equivalents and restricted cash on our statement of cash flows was composed of $49.1 million of cash and cash equivalents and $0.5 million of restricted cash. At December 31, 2018, the $19.5 million of cash, cash equivalents and restricted cash on our statement of cash flows was composed of $19.3 million of cash and cash equivalents and $0.2 million of restricted cash. The impact of this adoption was immaterial to our financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations. The update also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting will be similar to the current model except for changes made to align with certain changes to the lessee model and the new revenue recognition standard. In July 2018, the FASB issued additional updates to provide clarification on the lease standard and to give entities another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The new transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. We intend to adopt the new lease guidance on January 1, 2019, using the transition method that allows us to initially apply Topic 842 as of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, we expect to elect most of the standard’s available practical expedients upon adoption, including the package of practical expedients that allows us to not reassess expired or existing contracts for: (1) embedded leases, (2) lease classification and (3) initial direct costs. For existing contracts that do not require reassessment due to the practical expedient package we have elected, those contracts will continue to be recognized in our financial statements according to our accounting policies in place at December 31, 2018. New contracts entered into or any contract in existence at December 31, 2018 modified on or after January 1, 2019 will be assessed in accordance with Topic 842 and Topic 606, as applicable. In preparation for our adoption of the new standard, we are analyzing and updating data previously collected to evaluate the impact the adoption will have on our financial statements and implementing a system to capture the increased reporting and disclosure requirements. Currently, we tentatively estimate that, as a lessee, our assets and liabilities will increase by no more than $30 million upon adoption of the new lease guidance. Based upon the transition method and practical expedients we have elected, we do not believe the adoption of this standard will have a material effect on our statements of operations and cash flows.

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

Note 3. Revenue

On January 1, 2018, we adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of the date of adoption. For contracts that were modified before the effective date, we reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with a Topic 606 practical expedient. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded a net increase to accumulated deficit of $10.0 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606. Revenues for the year ended December 31, 2018 increased by $3.7 million as a result of adopting Topic 606.

Disaggregation of Revenue

The following tables present disaggregated revenue by products and services lines and by geographical regions for the year ended December 31, 2018 (in thousands):

Revenue by Products and Services	Year Ended December 31, 2018
Contract Operations Segment:
Contract operations services (1)	$360,973

Aftermarket Services Segment:
Operation and maintenance services (1)	$57,123
Part sales (2)	43,928
Other services (1)	19,625
Total aftermarket services	$120,676

Product Sales Segment:
Compression equipment (1)	$476,480
Processing and treating equipment (1)	368,137
Production equipment (2)	18,932
Other product sales (1) (2)	15,658
Total product sales revenues	$879,207

Total revenues	$1,360,856

(1)	Revenue recognized over time.

(2)	Revenue recognized at a point in time.

Revenue by Geographical Regions	Year Ended December 31, 2018
North America	$858,934
Latin America	274,414
Middle East and Africa	163,093
Asia Pacific	64,415
Total revenues	$1,360,856

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

Contract Operations Segment

In our contract operations segment, we provide compression and processing and treating services through the operation of our natural gas compression equipment and crude oil and natural gas production and process equipment for our customers. Our services include the provision of personnel, equipment, tools, materials and supplies to meet our customers’ natural gas compression and oil and natural gas production and processing service needs. Activities we may perform in meeting our customers’ needs include engineering, designing, sourcing, constructing, installing, operating, servicing, repairing, maintaining and demobilizing equipment owned by us necessary to provide these services. Contract operations services represent a series of distinct monthly services that are substantially the same, with the same pattern of transfer to the customer. Because our customers benefit equally throughout the service period and our efforts in providing contract operations services are incurred relatively evenly over the period of performance, revenue is recognized over time using a time based measure as we provide our services to the customer. Our contracts generally require customers to pay a monthly service fee, which may contain variable consideration such as production or volume based fees, guaranteed run rates, performance bonuses or penalties, liquidated damages and standby fees. Variable considerations included in our contracts are typically resolved on a monthly basis, and as such, variable considerations included in our contracts are generally allocated to each distinct month in the series within the contract. In addition, our contracts may include billings prior to or after the performance of our contract operations services that are not considered distinct within the context of our contracts, such as mobilization and demobilization revenue. Consideration that does not relate to a distinct good or service are allocated to the contract operations services performance obligation and recognized as revenue on a straight-line basis over the contract term.

We generally enter into contracts with our contract operations customers with initial terms ranging between three to 12 years. In many instances, we are able to renew those contracts prior to the expiration of the initial term and in other instances, we may sell the underlying assets to our customers pursuant to purchase options or negotiated sale agreements. As of December 31, 2018, we had contract operations services contracts with unsatisfied performance obligations (commonly referred to as backlog) extending through the year 2029. The total aggregate transaction price allocated to the unsatisfied performance obligations as of December 31, 2018 was approximately $1.4 billion, of which approximately $292 million is expected to be recognized in 2019, $197 million is expected to be recognized in 2020, $203 million is expected to be recognized in 2021, $165 million is expected to be recognized in 2022 and $148 million is expected to be recognized in 2023. These amounts do not include anticipated contract renewals. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past.

At December 31, 2018, three contracts, each of which were signed in 2018 and in aggregate represent approximately 10% of the total value of our backlog, are accounted for as operating leases. For these contracts, revenues are recognized on a straight line basis and represent approximately 18% of total backlog expected to be recognized in 2019 and thereafter represent no more than 14% for each subsequent periods. Revenues recognized during the year ended December 31, 2018 and assets assigned to these contracts at December 31, 2018 were not material to our statements of operation and balance sheets, respectively.

Aftermarket Services Segment

In our aftermarket services business, we sell parts and components and provide operations, maintenance, repair, overhaul, upgrade, startup and commissioning and reconfiguration services to customers who own their own oil and natural gas compression, production, processing, treating and related equipment. Our services range from routine maintenance services and parts sales done on a transactional basis to the full operation and maintenance of customer-owned equipment under long-term agreements.

Operations and maintenance services: Operation and maintenance services include personnel to run the equipment and monitor the outputs of the equipment, along with performing preventative or scheduled maintenance on customer-owned equipment. Operation and maintenance services represent a series of distinct monthly services that are substantially the same, with the same pattern of transfer to the customer. Because our customers benefit equally throughout the service period and our efforts in providing operation and maintenance services are incurred relatively evenly over the period of performance, revenue is recognized over time using a time based measure as we provide our services to the customer. Our contracts generally require customers to pay a monthly service fee, which may contain variable consideration such as production or volume based fees and performance bonuses or penalties. Variable considerations included in our contracts are typically resolved on a monthly basis, and as such, variable considerations included in our contracts are generally allocated to each distinct month in the series within the contract. We generally enter into contracts with our operation and maintenance customers with initial terms ranging between one to four years, and in some cases, in excess of five years. In many instances, we are able to renew those contracts prior to the expiration of the initial term.

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

Product Sales Segment

In our product sales segment, we design, engineer, manufacture, install and sell natural gas compression packages as well as equipment used in the treating and processing of crude oil and natural gas primarily to major and independent oil and natural gas producers as well as national oil and natural gas companies around the world.

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

Production equipment: In June 2018, we completed the sale of our North America production equipment assets (“PEQ assets”), which included $12.0 million in unsatisfied performance obligations. See Note 8 for further details on the sale of our PEQ assets. In North America, we previously manufactured standard production equipment used for processing wellhead production from onshore or shallow-water offshore platform production. The manufacturing of production equipment generally represented a single performance obligation within the context of the contract. We recognized revenue from the sale of production equipment at a point in time following the transfer of control of the equipment to the customer, which typically occurred upon completion of the manufactured equipment, depending on the terms of the underlying contract. Our contracts generally required customers to pay a fixed fee upon completion.

Other product sales: Within our product sales segment we also provide for the sale of standard and custom water treatment equipment and floating production storage and offloading equipment and supervisor site work services. We recognize revenue from the sale of standard water treatment equipment at a point in time following the transfer of control of such equipment to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract. We recognize revenue from the sale of custom water treatment equipment over time based on the proportion of costs expended to the total costs expected to complete the contract performance obligation. We recognize revenue from the sale of floating production storage and offloading equipment and supervisor site work services over time based on the proportion of labor costs expended to the total labor costs expected to complete the contract performance obligation.

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

As of December 31, 2018, the total aggregate transaction price allocated to the unsatisfied performance obligations for product sales contracts was approximately $706 million, of which approximately $690 million is expected to be recognized in 2019 and approximately $16 million is expected to be recognized in 2020. Our contracts are subject to cancellation or modification at the election of the customer; however, due to our enforceable right to payment for work performed, we have not been materially adversely affected by contract cancellations or modifications in the past.

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

Contract Assets and Contract Liabilities

The following table provides information about accounts receivables, net, contract assets and contract liabilities from contracts with customers (in thousands):

	As of December 31, 2018	As of January 1, 2018
Accounts receivables, net	$248,467	$261,251
Contract assets and contract liabilities:
Current contract assets	91,602	50,824
Long-term contract assets	5,430	11,835
Current contract liabilities	153,483	112,244
Long-term contract liabilities	101,363	89,004

Accounts receivables are recorded when the right to consideration becomes unconditional. Our contract assets include amounts related to revenue that has been recognized in advance of billing the customer. The contract assets in our balance sheets include costs in excess of billings and unbilled receivables. When we receive consideration, or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of the contract, we record a contract liability. Our contract liabilities include payments received in advance of performance under the contract. The contract liabilities in our balance sheets include billings in excess of costs and deferred revenue. Billings in excess of costs primarily relate to billings that have not been recognized as revenue on product sales jobs where the transfer of control to the customer occurs over time. Deferred revenue is primarily comprised of upfront billings on contract operations jobs and billings related to product sales jobs that have not begun where revenue is recognized over time. Upfront payments received from customers on contract operations jobs are generally deferred and amortized over the contract term as we perform our services and the customer receives and consumes the benefits of the services we provide. Contract assets and liabilities are reported in our balance sheets on a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.

During the year ended December 31, 2018, revenue recognized from contract operations services included $20.3 million of revenue deferred in previous periods. Revenue recognized during the year ended December 31, 2018 from product sales performance obligations partially satisfied in previous periods was $423.5 million, of which $84.3 million was included in billings in excess of costs at the beginning of the period. Additionally, during the year ended December 31, 2018, we recognized $4.3 million in revenue from contract operations services performance obligations that were satisfied in a previous period. The increases in current contract assets and current contract liabilities during the year ended December 31, 2018 were primarily driven by progression of product sales projects and the timing of milestone billings.

Costs to Fulfill a Contract

We capitalize costs incurred to fulfill our revenue contracts that (i) relate directly to the contract (ii) are expected to generate resources that will be used to satisfy the performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. As of December 31, 2018, we had capitalized fulfillment costs of $6.6 million related to contractual obligations incurred at the completion of the commissioning phase and prior to providing services on contracts within our contract operations segment. Contract fulfillment costs are expensed to cost of sales as we satisfy our performance obligations by transferring contract operations services to the customer. Capitalized fulfillment costs are included in intangible and other assets, net, in the balance sheets.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain commissions paid to internal sales representatives and third party agents meet the requirements to be capitalized. The amount capitalized for incremental costs to obtain contracts as of December 31, 2018 was $6.7 million. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract. Capitalized costs to obtain a contract are included in intangible and other assets, net, in the balance sheets and are amortized to selling, general and administrative expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. During the year ended December 31, 2018, we recorded amortization expense for capitalized costs to obtain a contract of $1.4 million.

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

Impact of New Revenue Recognition Guidance on Financial Statement Line Items

The following tables summarize the impacts of the adoption of the new revenue recognition guidance on our balance sheet, statement of operations and statement of cash flows as of and for the year ended December 31, 2018 (in thousands):

	December 31, 2018
	As Reported	Adjustments	Balances Without Adoption of Topic 606
ASSETS

Inventory, net	$150,689	$1,303	$151,992
Contract assets	91,602	(20,114)	71,488
Other current assets	44,234	14,432	58,666
Property, plant and equipment, net	901,577	1,855	903,432
Deferred income taxes	11,370	(972)	10,398
Intangible and other assets, net	86,371	(17,448)	68,923
Total assets	1,567,054	(20,944)	1,546,110

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued liabilities	$123,335	$(14,273)	$109,062
Contract liabilities	153,483	2,347	155,830
Deferred income taxes	6,005	(32)	5,973
Long-term contract liabilities	101,363	3,512	104,875
Other long-term liabilities	39,812	(14,902)	24,910
Total liabilities	1,014,233	(23,348)	990,885
Accumulated deficit	(208,677)	2,404	(206,273)
Total stockholders’ equity	552,821	2,404	555,225
Total liabilities and stockholders’ equity	1,567,054	(20,944)	1,546,110

The adoption of the new revenue recognition guidance resulted in increases in total assets and liabilities of $20.9 million and $23.3 million, respectively. This was primarily due to capitalized contract fulfillment and obtainment costs and related liabilities recorded associated with contracts within our contract operations segment.

	Year Ended December 31, 2018
	As Reported	Adjustments	Balances Without Adoption of Topic 606
Revenues:
Contract operations	$360,973	$(2,079)	$358,894
Aftermarket services	120,676	(1,662)	119,014
Cost of sales (excluding depreciation and amortization expense):
Contract operations	122,138	2,344	124,482
Aftermarket services	89,666	(1,278)	88,388
Selling, general and administrative	178,401	6,739	185,140
Depreciation and amortization	123,922	(2,468)	121,454
Income before income taxes	39,825	(9,078)	30,747
Provision for income taxes	39,433	(1,461)	37,972
Income (loss) from continuing operations	392	(7,617)	(7,225)
Net income	24,854	(7,617)	17,237

Basic net income per common share	$0.68	$(0.19)	$0.49
Diluted net income per common share	0.68	(0.19)	0.49

The adoption of the new revenue recognition guidance resulted in an increase in net income of $7.6 million for the year ended December 31, 2018. Most notably, costs to obtain a contract during the year ended December 31, 2018 would have resulted in an increase in selling, general and administrative expense under previous accounting standards.

	Year Ended December 31, 2018
	As Reported	Adjustments	Balances Without Adoption of Topic 606
Cash flows from operating activities:
Net income	$24,854	$(7,617)	$17,237
Depreciation and amortization	123,922	(2,468)	121,454
Deferred income tax provision	1,537	(1,461)	76
Changes in assets and liabilities:
Inventory	(59,676)	(1,179)	(60,855)
Contract assets	(34,571)	2,477	(32,094)
Other current assets	5,045	(951)	4,094
Accounts payable and other liabilities	13,801	9,894	23,695
Contract liabilities	62,934	1,414	64,348
Other	3,059	(109)	2,950
Net cash provided by continuing operations	153,296	—	153,296

The adoption of the new revenue recognition guidance resulted in offsetting shifts in cash flows within cash flows from operating activities and did not have an impact on our total cash flows from operations.

Note 4. Discontinued Operations

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

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received an initial payment of $176.7 million in cash at closing, of which we remitted $50.0 million to repay the amount we collected in January 2010 under the terms of an insurance policy we maintained for the risk of expropriation. We received installment payments, including an annual charge, totaling $19.8 million, $19.7 million and $38.8 million during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we have received all payments from PDVSA Gas. We recognized payments received as income from discontinued operations in the periods such payments were received. The proceeds from the sale of the assets were not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements.

In accordance with the separation and distribution agreement from the Spin-off, a subsidiary of Archrock has the right to receive payments from our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”), based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our previously nationalized assets promptly after such amounts are collected by our subsidiaries. Pursuant to the separation and distribution agreement, we transferred cash of $18.7 million, $19.7 million and $38.8 million to Archrock during the years ended December 31, 2018, 2017 and 2016, respectively. The transfers of cash were recognized as reductions to additional paid-in capital in our financial statements.

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

In addition, in the first quarter of 2016, we began executing the exit of our Belleli EPC business that has historically been comprised of engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants in the Middle East (referred to as “Belleli EPC” or the “Belleli EPC business” herein) by ceasing the bookings of new orders. As of the fourth quarter of 2017, we had substantially exited our Belleli EPC business and, in accordance with GAAP, it is reflected as discontinued operations in our financial statements for all periods presented. Although we have reached mechanical completion on all remaining Belleli EPC contracts, we are still subject to risks and uncertainties potentially resulting from warranty obligations, customer or suppliers claims against us, settlement of claims against customers, completion of demobilization activities and litigation developments. The facility previously utilized to manufacture products for our Belleli EPC business has been repurposed to manufacture product sales equipment. As such, certain personnel, buildings, equipment and other assets that were previously related to our Belleli EPC business remain a part of our continuing operations. As a result, activities associated with our ongoing operations at our repurposed facility are included in continuing operations.

The following table summarizes the operating results of discontinued operations (in thousands):

	Years Ended December 31,
	2018			2017			2016
	Venezuela	Belleli EPC	Total	Venezuela	Belleli EPC	Total	Venezuela	Belleli EPC	Belleli CPE	Total
Revenue	$—	$16,274	$16,274	$—	$72,693	$72,693	$—	$123,856	$28,469	$152,325
Cost of sales (excluding depreciation and amortization expense)	—	10,271	10,271	—	41,329	41,329	—	126,322	27,323	153,645
Selling, general and administrative	131	1,652	1,783	131	5,262	5,393	54	8,500	1,494	10,048
Depreciation and amortization	—	480	480	—	5,653	5,653	—	5,088	861	5,949
Long-lived asset impairment	—	—	—	—	—	—	—	651	68,780	69,431
Recovery attributable to expropriation	(16,564)	—	(16,564)	(16,514)	—	(16,514)	(33,124)	—	—	(33,124)
Restructuring related charges (recoveries), net	—	—	—	—	(439)	(439)	—	5,419	2,735	8,154
Interest expense	—	—	—	—	—	—	—	—	17	17
Other (income) expense, net	(3,249)	(1,342)	(4,591)	(3,157)	539	(2,618)	(5,966)	(42)	(191)	(6,199)
Provision for income taxes	—	433	433	—	153	153	—	518	57	575
Income (loss) from discontinued operations, net of tax	$19,682	$4,780	$24,462	$19,540	$20,196	$39,736	$39,036	$(22,600)	$(72,607)	$(56,171)

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	December 31, 2018			December 31, 2017
	Venezuela	Belleli EPC	Total	Venezuela	Belleli EPC	Total
Cash	$3	$—	$3	$3	$—	$3
Accounts receivable	—	11,509	11,509	—	14,770	14,770
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	—	—	7,786	7,786
Other current assets	7	86	93	2	1,190	1,192
Total current assets associated with discontinued operations	10	11,595	11,605	5	23,746	23,751
Property, plant and equipment, net	—	28	28	—	1,054	1,054
Intangible and other assets, net	—	1,633	1,633	—	2,646	2,646
Total assets associated with discontinued operations	$10	$13,256	$13,266	$5	$27,446	$27,451

Accounts payable	$—	$4,382	$4,382	$—	$9,253	$9,253
Accrued liabilities	12	7,831	7,843	59	15,617	15,676
Billings on uncompleted contracts in excess of costs and estimated earnings	—	2,542	2,542	—	7,042	7,042
Total current liabilities associated with discontinued operations	12	14,755	14,767	59	31,912	31,971
Other long-term liabilities	—	5,914	5,914	1	6,527	6,528
Total liabilities associated with discontinued operations	$12	$20,669	$20,681	$60	$38,439	$38,499

Note 5. Inventory, Net

Inventory, net of reserves, consisted of the following amounts (in thousands):

	December 31,
	2018	2017
Parts and supplies	$92,016	$79,803
Work in progress	49,547	21,853
Finished goods	9,126	6,253
Inventory, net	$150,689	$107,909

During the years ended December 31, 2018, 2017 and 2016, we recorded $0.1 million, $1.3 million and $0.8 million, respectively, in inventory write-downs and reserves for obsolete or slow moving inventory. As of December 31, 2018 and 2017, we had inventory reserves of $10.0 million and $10.4 million, respectively.

Note 6. Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31,
	2018	2017
Compression equipment, processing facilities and other fleet assets (1)	$1,713,153	$1,577,052
Land and buildings	101,571	96,463
Transportation and shop equipment	82,960	82,240
Computer software	54,572	50,299
Other	47,210	40,096
	1,999,466	1,846,150
Accumulated depreciation	(1,097,889)	(1,023,871)
Property, plant and equipment, net	$901,577	$822,279

(1)
In the fourth quarter of 2017, we evaluated the estimated useful lives and salvage values of our property, plant and equipment. As a result of this evaluation, we changed the useful lives and salvage values for our compression equipment from a maximum useful life of 30 years to 23 years and a maximum salvage value of 20% to 15% based on expected future use. During the years ended December 31, 2018 and 2017, we recorded increases in depreciation expense of $8.9 million and $1.2 million, respectively, as a result of these changes in useful lives and salvage values which impacted our diluted net income per share by $0.25 and $0.03, respectively.

Depreciation expense was $118.9 million, $105.0 million and $129.2 million during the years ended December 31, 2018, 2017 and 2016, respectively. Assets under construction of $237.7 million and $130.4 million as of December 31, 2018 and 2017, respectively, were primarily related to our contract operations business. During the years ended December 31, 2018, 2017 and 2016, we capitalized $9.9 million, $3.4 million and $0.3 million of interest related to construction in process, respectively.

Note 7. Intangible and Other Assets, Net

Intangible and other assets, net, consisted of the following (in thousands):

	December 31,
	2018	2017
Intangible assets, net	$8,174	$9,861
Deferred financing costs	7,237	4,786
Long-term non-income tax receivable	8,621	14,560
Long-term income tax credits	2,412	11,344
Long-term notes receivable	20,399	3,004
Long-term deposits	13,492	11,648
Long-term contract assets	5,430	8,500
Contract fulfillment costs	6,580	—
Contract obtainment costs	6,739	—
Other	7,287	13,277
Intangibles and other assets, net	$86,371	$76,980

Intangible assets and deferred financing costs consisted of the following (in thousands):

	December 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred financing costs (1)	$13,164	$(5,927)	$8,368	$(3,582)
Marketing related (20 year life)	542	(542)	629	(589)
Customer related (17-20 year life)	75,331	(68,423)	76,946	(67,342)
Technology based (20 year life)	3,153	(3,153)	3,655	(3,438)
Contract based (2-11 year life)	45,059	(43,793)	43,953	(43,953)
Intangible assets and deferred financing costs	$137,249	$(121,838)	$133,551	$(118,904)

(1)	Represents debt issuance costs relating to our revolving credit facility. See Note 11 for further discussion regarding our revolving credit facility.

Amortization of deferred financing costs related to our revolving credit facility totaled $2.3 million, $1.7 million and $1.6 million during the years ended December 31, 2018, 2017 and 2016, respectively, and was recorded to interest expense in our statements of operations. Amortization of intangible assets totaled $2.4 million, $2.8 million and $3.7 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2019	$2,160
2020	1,852
2021	1,494
2022	1,074
2023	899
Thereafter	695
Total	$8,174

Note 8. Sale of PEQ Assets

In the fourth quarter of 2017, we classified certain PEQ assets primarily related to inventory and property, plant and equipment, net, within our product sales business as assets held for sale in our balance sheets. In April 2018, we entered into a definitive agreement for the sale of these assets to Titan Production Equipment Acquisition, LLC, an affiliate of Castle Harlan, Inc. During the years ended December 31, 2018 and 2017, we recorded impairments of $1.8 million and $2.1 million, respectively, to reduce these assets to their approximate fair values based on the expected net proceeds. The impairment charges are reflected in long-lived asset impairment in our statements of operations.

In June 2018, we completed the sale of our PEQ assets. The sale of our PEQ assets resulted in a loss of $1.7 million during the year ended December 31, 2018, which is reflected in other (income), expense, net, in our statements of operations.

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

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received an initial payment of $37.6 million in March 2012, and received installment payments, including an annual charge, totaling $10.4 million during the year ended December 31, 2016. As of December 31, 2018, the remaining principal amount due to us was approximately $4 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as equity in income of non-consolidated affiliates in our statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets. The arbitration proceeding has since been dismissed, and the principal amount due to us remains outstanding.

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

Note 10. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued salaries and other benefits	$46,836	$53,492
Accrued income and other taxes	31,862	26,503
Accrued demobilization costs	14,839	—
Accrued warranty expense	2,191	3,190
Accrued interest	5,778	6,000
Accrued other liabilities	21,829	25,151
Accrued liabilities	$123,335	$114,336

Our warranty expense was $1.9 million, $1.9 million and $1.6 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Note 11. Debt

Debt consisted of the following (in thousands):

	December 31,
	2018	2017
Revolving credit facility due October 2023	$35,000	$—
8.125% senior notes due May 2025	375,000	375,000
Other debt	687	1,171
Unamortized deferred financing costs of 8.125% senior notes	(6,428)	(7,250)
Total debt	404,259	368,921
Less: Amounts due within one year (1)	(449)	(449)
Long- term debt	$403,810	$368,472

(1)	Short-term debt and the current portion of long-term debt are included in accrued liabilities in our balance sheets.

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

On October 9, 2018, we and EESLP entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which among other things, increased the borrowing capacity under our revolving credit facility from $680.0 million to $700.0 million. The Amended Credit Agreement also extended the maturity date of our revolving credit facility to October 9, 2023. As a result of the Amended Credit Agreement, we expensed $0.7 million of unamortized deferred financing costs during the year ended December 31, 2018, which is reflected in interest expense in our statements of operations.

As of December 31, 2018, we had $35.0 million in outstanding borrowings and $56.7 million in outstanding letters of credit under our revolving credit facility. At December 31, 2018, taking into account guarantees through outstanding letters of credit, we had undrawn capacity of $608.3 million under our revolving credit facility. Our Amended Credit Agreement limits our senior secured leverage ratio (as defined in the Amended Credit Agreement) on the last day of the fiscal quarter to no greater than 2.75 to 1.0. As a result of this limitation, $578.4 million of the $608.3 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of December 31, 2018.

Revolving borrowings under the Amended Credit Agreement bear interest at a rate equal to, at our option, either the Base Rate or LIBOR (or EURIBOR, in the case of Euro-denominated borrowings) plus the applicable margin. “Base Rate” means the greatest of (a) the prime rate, (b) the federal funds effective rate plus 0.50% and (c) one-month LIBOR plus 1.00%. The applicable margin for revolving borrowings varies (i) in the case of LIBOR and EURIBOR loans, from 1.75% to 2.75% and (ii) in the case of Base Rate loans, from 0.75% to 1.75%, and in each case will be determined based on a total leverage ratio pricing grid. The weighted average annual interest rate on outstanding borrowings under the revolving credit facility at December 31, 2018 was 4.3%.

We guarantee EESLP’s obligations under the revolving credit facility. In addition, EESLP’s obligations under the revolving credit facility are secured by (1) substantially all of our assets and the assets of EESLP and our Significant Domestic Subsidiaries (as defined in the Amended Credit Agreement), including certain real property, and (2) all of the equity interests of our U.S. restricted subsidiaries (other than certain excluded subsidiaries) (as defined in the Amended Credit Agreement) and 65% of the voting equity interests in certain of our first-tier foreign subsidiaries.

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

Unamortized Debt Financing Costs

In connection with the issuance of the 2017 Notes, we incurred transaction costs of $7.9 million related to the issuance of the 2017 Notes. These costs are presented as a direct deduction from the carrying value of the 2017 Notes and are being amortized over the term of the 2017 Notes. Amortization of deferred financing costs relating to the 2017 Notes totaled $1.0 million and $0.7 million during the years ended December 31, 2018 and 2017, respectively, and was recorded to interest expense in our statements of operations. Amortization of deferred financing costs relating to the term loan facility totaled $2.4 million and $2.9 million during the years ended December 31, 2017 and 2016, respectively, and was recorded to interest expense in our statements of operations. During the year ended December 31, 2018, we incurred transaction costs of approximately $4.8 million related to our revolving credit facility. Debt issuance costs relating to our revolving credit facility are included in intangible and other assets, net, and are being amortized over the term of the facility. See Note 7 for further discussion regarding the amortization of deferred financing costs related to our revolving credit facility.

Debt Compliance

The Amended Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Amended Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Amended Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Amended Credit Agreement) of 2.75 to 1.00. As of December 31, 2018, we were in compliance with all financial covenants under the Amended Credit Agreement.

Debt Maturity Schedule

Contractual maturities of debt (excluding interest to be accrued thereon) at December 31, 2018 are as follows (in thousands):

December 31, 2018
2019	$449
2020	238
2021	—
2022	—
2023	35,000
Thereafter	375,000
Total debt (1)	$410,687

(1)	This amount includes the full face value of the 2017 Notes and does not include unamortized debt financing costs of $6.4 million as of December 31, 2018.

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

Nonrecurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2018 and 2017, with pricing levels as of the date of valuation (in thousands):

	Year Ended December 31, 2018			Year Ended December 31, 2017
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets (1)	$—	$—	$550	$—	$—	$403
Impaired assets—assets held for sale (2)	—	—	21,026	—	—	20,493
Long-term note receivable (3)	—	—	14,573	—	—	—

(1)
Our estimate of the fair value of the impaired long-lived assets during the years ended December 31, 2018 and 2017 was primarily based on the expected net sale proceeds compared to other fleet units we sold and/or a review of other units offered for sale by third parties.

(2)
Our estimate of the fair value of the impaired PEQ assets, which were classified as assets held for sale as of December 31, 2017 and sold in June 2018, was based on the expected and actual net proceeds from the sale of the assets.

(3)	Our estimate of the fair value of a note receivable was discounted based on a settlement period of eight years and a discount rate of 5.2%.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables and debt. At December 31, 2018 and 2017, the estimated fair values of cash, restricted cash, receivables and payables approximated their carrying amounts as reflected in our balance sheets due to the short-term nature of these financial instruments.

The fair value of the 2017 Notes was estimated based on model derived calculations using market yields observed in active markets, which are Level 2 inputs. As of December 31, 2018 and 2017, the carrying amount of the 2017 Notes, excluding unamortized deferred financing costs, of $375.0 million was estimated to have a fair value of $362.0 million and $404.0 million, respectively. Due to the variable rate nature of our revolving credit facility, the carrying value as of December 31, 2018 approximated the fair value as the rate was comparable to the then-current market rate at which debt with similar terms could have been obtained.

Note 13. Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

We regularly review the future deployment of our idle compression assets used in our contract operations segment for units that are not the type, configuration, condition, make or model that are cost efficient to maintain and operate. During the year ended December 31, 2018, we evaluated for impairment idle units that had been previously culled from our fleet and are available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain units. This resulted in an additional impairment of $2.1 million to reduce the book value of each unit to its estimated fair value during the year ended December 31, 2018. During the years ended December 31, 2017 and 2016, we determined that one idle compressor unit and 62 idle compressor units, respectively, would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded asset impairments of $0.6 million and $12.7 million during the years ended December 31, 2017 and 2016, respectively, to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we sold and/or a review of other units offered for sale by third parties during that time or the estimated component value of the equipment on each compressor unit that we planned to use at that time.

In the fourth quarter of 2017, we classified our PEQ assets primarily related to inventory and property, plant and equipment, net, within our product sales business as assets held for sale in our balance sheets. As described in Note 8, in June 2018, we completed the sale of our PEQ assets. During the years ended December 31, 2018 and 2017, we recorded impairments of $1.8 million and $2.1 million, respectively, to reduce these assets to their approximate fair values based on the expected net proceeds. Additionally, in the fourth quarter of 2017, we determined that certain other assets within our product sales business were assessed to have no future benefit to our ongoing operations. In conjunction with the assessment of these other assets, we recorded an impairment charge of $3.0 million to write-down these assets.

During the year ended December 31, 2016, we evaluated other assets for impairment and recorded long-lived asset impairments of $1.7 million on these assets.

Note 14. Restatement Related Charges (Recoveries), Net

During the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. As a result, the Audit Committee of the Company’s Board of Directors initiated an internal investigation, including the use of services of a forensic accounting firm. Management also engaged a consulting firm to assist in accounting analysis and compilation of restatement adjustments. We incurred restatement related charges of $0.9 million, $6.2 million and $30.1 million during the years ended December 31, 2018, 2017 and 2016, respectively. The costs incurred were external costs associated with an SEC investigation and remediation activities related to the restatement of our financial statements. We recorded recoveries from Archrock pursuant to the separation and distribution agreement for previously incurred restatement related costs of $1.2 million, $2.8 million and $11.2 million, during the years ended December 31, 2018, 2017 and 2016, respectively. We may incur additional cash expenditures related to external legal counsel costs associated with an ongoing SEC investigation surrounding the restatement of our financial statements, of which a portion may be recoverable from Archrock.

The following table summarizes the changes to our accrued liability balance related to restatement charges, net, for the years ended December 31, 2017 and 2018 (in thousands):

Restatement Related Charges
Beginning balance at January 1, 2017	$2,212
Additions for costs expensed, net	3,419
Reductions for payments, net	(5,052)
Ending balance at December 31, 2017	579
Reductions for recoveries, net	(276)
Reductions for payments, net	(256)
Ending balance at December 31, 2018	$47

The following table summarizes the components of charges included in restatement related charges (recoveries), net, in our statements of operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
External accounting costs	$—	$1,071	$21,073
External legal costs	531	4,396	7,565
Other	413	753	1,448
Recoveries from Archrock	(1,220)	(2,801)	(11,207)
Total restatement related charges (recoveries), net	$(276)	$3,419	$18,879

Note 15. Restructuring and Other Charges

In the second quarter of 2018, we initiated a relocation plan in the North America region to better align our contract operations business with our customers. As a result of this plan, during the year ended December 31, 2018, we incurred restructuring and other charges of $2.0 million. As of December 31, 2018, the accrued liability balance related to this plan was $0.3 million. The charges incurred in conjunction with this relocation plan are included in restructuring and other charges in our statements of operations. We currently estimate that we will incur additional charges with respect to this relocation plan of approximately $0.3 million. We expect the majority of the estimated additional charges will result in cash expenditures.

In connection with the Spin-off, we incurred restructuring and other charges of $0.6 million and $3.9 million during the years ended December 31, 2017 and 2016, respectively, primarily related to retention awards to certain employees of $0.6 million and $3.1 million, respectively, which were amortized over the required service period of each applicable employee. Additionally, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities in the second quarter of 2015. We incurred restructuring and other charges associated with the cost reduction plan of $2.6 million and $18.1 million during the years ended December 31, 2017 and 2016, respectively. Cost incurred for employee termination benefits during the year ended December 31, 2017 were $2.1 million. Restructuring and other charges incurred during the year ended December 31, 2016 were primarily related to employee termination benefits and the exit from a leased corporate building. Costs incurred for employee termination benefits during the year ended December 31, 2016 were $14.5 million, of which $9.0 million related to our product sales segment. We ceased the use of a corporate building under an operating lease in the second quarter of 2016, and as a result, recorded net charges of $2.9 million during the year ended December 31, 2016. The charges incurred in conjunction with the Spin-off and cost reduction plan are reflected as restructuring and other charges in our statements of operations. In 2017, we completed restructuring activities related to the Spin-off and cost reduction plan.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the years ended December 31, 2017 and 2018 (in thousands):

	Spin-off	Cost Reduction Plan	Relocation Plan	Total
Beginning balance at January 1, 2017	$934	$2,461	$—	$3,395
Additions for costs expensed	599	2,590	—	3,189
Less non-cash income (expense)	(223)	740	—	517
Reductions for payments	(1,310)	(5,179)	—	(6,489)
Ending balance at December 31, 2017	—	612	—	612
Additions for costs expensed	—	—	1,997	1,997
Reductions for payments	—	(612)	(1,688)	(2,300)
Ending balance at December 31, 2018	$—	$—	$309	$309

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Consulting fees	$—	$—	$22
Start-up of stand-alone functions	—	—	887
Retention awards to certain employees	—	599	3,056
Employee termination benefits	910	2,100	14,473
Net charges to exit the use of a corporate operating lease	—	—	2,904
Relocation costs	1,087	—	—
Other	—	490	696
Total restructuring and other charges	$1,997	$3,189	$22,038

Note 16. Provision for Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
United States	$(6,899)	$(43,403)	$(129,864)
Foreign	46,724	60,242	82,340
Income (loss) before income taxes	$39,825	$16,839	$(47,524)

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current tax provision (benefit):
U.S. federal	$769	$—	$(131)
State	258	250	(792)
Foreign	36,869	25,638	54,075
Total current	37,896	25,888	53,152
Deferred tax provision (benefit):
U.S. federal	242	(5,102)	62,672
State	(71)	(15)	2,306
Foreign	1,366	1,924	6,112
Total deferred	1,537	(3,193)	71,090
Provision for income taxes	$39,433	$22,695	$124,242

The provision for income taxes for 2018, 2017 and 2016 resulted in effective tax rates on continuing operations of 99.0%, 134.8% and (261.4)%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Income taxes at U.S. federal statutory rate of 21% (35% for 2017 and 2016)	$8,363	$5,894	$(16,633)
State income taxes net of federal tax benefit	261	361	(1,841)
Foreign tax rate differential	28,266	44,868	29,428
U.S. foreign tax credits or deductions	8,349	(11,224)	(9,492)
Research and development credits	—	—	(1,024)
Unrecognized tax benefits	9,496	3,332	3,629
Change in valuation allowances	(18,973)	(48,059)	124,850
Proceeds from sale of joint venture assets	—	—	(3,641)
Capital contributions or distributions related to Spin-off	(352)	(1,084)	(2,887)
Change in U.S. deferred taxes related to Tax Reform Act	—	15,518	—
Transition Tax	873	10,060	—
Other	3,150	3,029	1,853
Provision for income taxes	$39,433	$22,695	$124,242

Tax legislation enacted and signed into law in 2017 in the U.S. and in Argentina resulted in changes to the statutory tax rates at which certain deferred tax assets and liabilities are recorded. In 2017, these rate changes resulted in reconciling items between income tax recorded at the U.S. statutory rate and the company’s provision for income taxes of $15.5 million and $(3.1) million, respectively. In the U.S., the valuation allowance that had been previously recorded was reduced as a result of the U.S. statutory rate changes.

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

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$68,377	$86,060
Foreign tax credit carryforward	81,759	92,734
Research and development credit carryforwards	31,251	31,251
Alternative minimum tax credit carryforwards	5,493	5,575
Deferred revenue	25,858	32,496
Other	39,751	47,496
Subtotal	252,489	295,612
Valuation allowances	(200,105)	(222,049)
Total deferred tax assets	52,384	73,563
Deferred tax liabilities:
Property, plant and equipment	(28,413)	(47,954)
Other	(18,606)	(24,805)
Total deferred tax liabilities	(47,019)	(72,759)
Net deferred tax assets	$5,365	$804

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

At December 31, 2018, we had U.S. federal net operating loss carryforwards of approximately $77.4 million that are available to offset future taxable income. If not used, the carryforwards begin to expire in 2026. We also had approximately $146.8 million of net operating loss carryforwards in certain foreign jurisdictions (excluding discontinued operations), approximately $113.4 million of which has no expiration date, $3.7 million of which is subject to expiration from 2019 to 2023, and the remainder of which expires in future years through 2038. Foreign tax credit carryforwards of $81.8 million, research and development credits carryforwards of $31.3 million and alternative minimum tax credit carryforwards of $5.5 million are available to offset future payments of U.S. federal income tax. The foreign tax credits will expire in varying amounts beginning in 2020 and research and development credits will expire in varying amounts beginning in 2028. The U.S. corporate alternative minimum tax (“AMT”) has been repealed for tax years beginning after December 31, 2017. Companies with AMT credits that have not been utilized may claim a refund in future years for those credits even when no income tax liability exists. We expect our existing AMT credits to be fully utilized or refunded by 2021.

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

We consider the earnings of substantially all of our foreign subsidiaries to be indefinitely reinvested, and accordingly, as of December 31, 2018, we have not provided for taxes on approximately $341.7 million of cumulative undistributed foreign earnings. If we were to make a distribution from the unremitted earnings of these subsidiaries, we could be subject to taxes payable to various jurisdictions. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences is not practicable. If our expectations were to change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated statement of financial position, results of operations or cash flows.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation. The Tax Reform Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the “Transition Tax”); (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate AMT and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. Guidance under U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.

For the year ended December 31, 2017, our provision for income tax included the reversal of previously recorded valuation allowances of $5.6 million against our U.S. AMT carryforwards due to the Tax Cuts and Jobs Act (“Tax Reform Act”) which provides for the cancellation of the AMT and allows for a future refund and/or credit against regular income tax carry forwards.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Reform Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. We completed our analysis and as a result recorded a $0.9 million adjustment in the fourth quarter of 2018 to the provisional estimate for Transition Tax that we had recorded for the year ended December 31, 2017.

Deemed repatriation transition tax on undistributed earnings: The Transition Tax is a deemed repatriation tax on certain previously untaxed accumulated earnings and profits (“E&P”) of our foreign subsidiaries. For the year ended December 31, 2017, we were able to reasonably estimate the Transition Tax and recorded a provisional Transition Tax obligation of $10.1 million, with a corresponding tax benefit from the reduction of the valuation allowance previously recorded against U.S. deferred tax assets. In the fourth quarter of 2018, we completed our analysis and recorded an additional $0.9 million of Transition Tax with a corresponding tax benefit from the reduction of the valuation allowance previously recorded against U.S. deferred tax assets.

Result of reduction in U.S. corporate tax rate: The Tax Reform Act reduced the U.S. corporate tax rate from 35% to 21%. For the year ended December 31, 2017, we recorded $15.5 million due to the remeasurement of deferred tax assets and liabilities, to reflect the impact of the lower effective rate, with a corresponding tax benefit from the reduction of the valuation allowance previously recorded against U.S. deferred tax assets.

While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions: the global intangible low-taxed income (“GILTI”) provisions and the BEAT provisions.

The GILTI provisions require us to include foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets in our U.S. income tax return. We have made an accounting policy choice to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”). For the year ended December 31, 2018, the GILTI tax provisions did not have a material impact on our provision for income taxes.

The BEAT provisions eliminate the deduction of certain base-erosion payments made to related foreign corporations beginning in 2018, and impose a minimum tax if greater than regular tax. For the year ended December 31, 2018, the BEAT tax provisions resulted in a $0.4 million charge to our provision for income taxes.

On January 15, 2019, the IRS and Treasury Department released final regulations related to the Transition Tax. We will be considering the impacts of these final regulations and any additional guidance released on applying the impact of the Tax Reform Act prospectively and will record changes to our provision amounts (if any) in future periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including discontinued operations) is shown below (in thousands):

	Years Ended December 31,
	2018	2017	2016
Beginning balance	$20,548	$18,237	$14,943
Additions based on tax positions related to prior years	2,542	2,034	3,140
Additions based on tax positions related to current year	9,983	1,686	256
Reductions based on settlement with government authority	(1,391)	(241)	—
Reductions based on lapse of statute of limitations	(1,997)	(378)	(102)
Reductions based on tax positions related to prior years	(1,902)	(790)	—
Ending balance	$27,783	$20,548	$18,237

We had $27.8 million, $20.5 million and $18.2 million of unrecognized tax benefits at December 31, 2018, 2017 and 2016, respectively, which if recognized, would affect the effective tax rate (except for amounts that would be reflected in income (loss) from discontinued operations, net of tax). We also have recorded $4.7 million, $4.3 million and $3.0 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions (including discontinued operations) as of December 31, 2018, 2017 and 2016, respectively. To the extent interest and penalties are not assessed with respect to unrecognized tax benefits, amounts accrued will be reduced and reflected as reductions in income tax expense.

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

We are subject to examination by taxing authorities throughout the world, including the U.S and major foreign jurisdictions such as Argentina, Brazil and Mexico. With few exceptions, we and our subsidiaries are no longer subject to foreign income tax examinations for tax years before 2006. Several domestic and foreign audits are currently in progress and we do not expect any tax adjustments that would have a material impact on our financial position or results of operations.

We believe it is reasonably possible that a decrease of up to approximately $9 million in unrecognized tax benefits may be necessary on or before December 31, 2019 due to the cash and non-cash settlement of audits and the expiration of statutes of limitations. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from these estimates.

Note 17. Stockholders’ Equity

Preferred Stock

We have authorized 50.0 million shares of preferred stock, $0.01 par value per share, none of which was issued and outstanding at December 31, 2018. Our board of directors is authorized to determine the rights, preferences, and restrictions on any series of preferred stock that we may issue.

Common Stock

We have authorized 250.0 million shares of common stock, $0.01 par value per share, of which 36,868,066 and 36,146,786 shares are issued and outstanding at December 31, 2018, respectively. Each share of common stock is entitled to a single vote. We have not declared or paid any dividends through December 31, 2018.

Additional paid-in capital

Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries. Pursuant to the separation and distribution agreement, we transferred cash of $18.7 million, $19.7 million and $49.2 million to Archrock during the years ended December 31, 2018, 2017 and 2016, respectively. The transfers of cash were recognized as reductions to additional paid-in capital in our financial statements. Additionally, during the year ended December 31, 2017 we transferred cash of $25.0 million to Archrock in satisfaction of EESLP’s obligation to pay that sum following the occurrence of a qualified capital raise as required under the separation and distribution agreement.

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in stockholders’ equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income consists of foreign currency translation adjustments.

The following table presents the changes in accumulated other comprehensive income, net of tax, during the years ended December 31, 2016, 2017 and 2018 (in thousands):

Foreign Currency Translation Adjustment
Accumulated other comprehensive income, January 1, 2016	$29,198
Income recognized in other comprehensive income (loss)	3,151
Loss reclassified from accumulated other comprehensive income (1)	15,159
Accumulated other comprehensive income, December 31, 2016	47,508
Loss recognized in other comprehensive income (loss)	(1,801)
Accumulated other comprehensive income, December 31, 2017	45,707
Loss recognized in other comprehensive income (loss)	(7,476)
Accumulated other comprehensive income, December 31, 2018	$38,231

(1)
During the year ended December 31, 2016, we reclassified a loss of $15.2 million related to foreign currency translation adjustments to income (loss) from discontinued operations in our statement of operations. This amount represents cumulative foreign currency translation adjustments associated with our Belleli CPE business that previously had been recognized in accumulated other comprehensive income. See Note 4 for further discussion of the sale of our Belleli CPE business.

Note 18. Stock-Based Compensation and Awards

Stock Incentive Plan

On October 30, 2015, our compensation committee and board of directors each approved the Exterran Corporation 2015 Stock Incentive Plan (the “2015 Plan”) to provide for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and dividend equivalents rights to employees, directors and consultants of Exterran Corporation. The 2015 Plan became effective on November 1, 2015. The maximum aggregate number of shares of our common stock that may be issued under the 2015 Plan is 3,000,000 shares, of which 1,114,438 shares were available to be issued under the plan as of December 31, 2018. Awards granted under the 2015 Plan that are subsequently cancelled, terminated or forfeited are available for future grant.

Directors’ Stock and Deferral Plan

On October 30, 2015, our compensation committee and board of directors each approved the Exterran Corporation 2015 Directors’ Stock and Deferral Plan (the “Director Plan”). Under the Director Plan, which became effective on October 30, 2015, members of our board of directors may elect, on an annual basis, to receive 25%, 50%, 75% or 100% of their retainer and meeting fees (the “Retainer Fees”) in shares of our common stock in lieu of cash. The number of shares of our common stock issued to each director who elects to have a portion of their Retainer Fees paid in shares in lieu of cash is determined by dividing the applicable dollar amount of such portion by the closing sales price per share of our common stock on the last trading day of the quarter. Any portion of the Retainer Fees paid in cash will be paid to the director following the close of the calendar quarter for which such Retainer Fees were earned. Under the Director Plan, members of the board of directors who elect to receive the Retainer Fees in the form of shares may also elect to defer the receipt of the Retainer Fees until a later date. The maximum aggregate number of shares of our common stock that may be issued under the Director Plan is 125,000 shares, of which 77,870 shares were available to be issued under the plan as of December 31, 2018. The board of directors will administer the Director Plan and has the authority to make certain equitable adjustments under the Director Plan in the event of certain corporate transactions.

Stock-based compensation expense relates to awards to employees, directors and consultants of Exterran Corporation. The following table presents the stock-based compensation expense included in our results of operations (in thousands):

	Years Ended December 31,
	2018	2017	2016
Stock options	$—	$21	$115
Restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units	14,088	14,685	13,188
Restructuring and other charges—stock-based compensation expense	—	662	1,333
Total stock-based compensation expense	$14,088	$15,368	$14,636

Stock Options

Stock options are granted at fair market value at the grant date, are exercisable according to the vesting schedule established and generally expire no later than 10 years after the grant date. Stock options generally vest one-third per year on each of the first three anniversaries of the grant date. There were no stock options granted during the years ended December 31, 2018, 2017 and 2016.

The table below presents the changes in stock option awards for our common stock during the year ended December 31, 2018.

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2018	210	$15.61
Granted	—	—
Exercised	(136)	10.06
Cancelled	—	—
Options outstanding, December 31, 2018	74	25.81	1.7	$—
Options exercisable, December 31, 2018	74	25.81	1.7	—

Intrinsic value is the difference between the market value of our common stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised to purchase our common stock during the year ended December 31, 2018 was $2.1 million.

Restricted Stock, Restricted Stock Units and Performance Units

For grants of restricted stock, restricted stock units and performance units, we recognize compensation expense over the applicable vesting period equal to the fair value of our common stock at the grant date. Grants of restricted stock, restricted stock units and performance units generally vest one-third per year on each of the first three anniversaries of the grant date. Certain grants of restricted stock vest on the third anniversary of the grant date and certain grants of performance units vest on the second anniversary of the grant date.

The table below presents the changes in restricted stock, restricted stock units and performance units for our common stock during the year ended December 31, 2018.

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2018	1,165	$23.93
Granted	576	26.25
Vested	(591)	22.50
Cancelled	(106)	25.18
Non-vested awards, December 31, 2018	1,044	25.89

As of December 31, 2018, we estimate $16.5 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance units issued to our employees to be recognized over the weighted-average vesting period of 1.5 years.

Note 19. Net Income (Loss) Per Common Share

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

The following table presents a reconciliation of basic and diluted net income (loss) per common share for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share data):

	Years Ended December 31,
	2018	2017	2016
Numerator for basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$392	$(5,856)	$(171,766)
Income (loss) from discontinued operations, net of tax	24,462	39,736	(56,171)
Less: Net income attributable to participating securities	(641)	—	—
Net income (loss) — used in basic and diluted net income (loss) per common share	$24,213	$33,880	$(227,937)

Weighted average common shares outstanding including participating securities	36,371	35,961	35,489
Less: Weighted average participating securities outstanding	(938)	(1,002)	(921)
Weighted average common shares outstanding — used in basic net income (loss) per common share	35,433	34,959	34,568
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	56	*	*
Weighted average common shares outstanding — used in diluted net income (loss) per common share	35,489	34,959	34,568

Net income (loss) per common share:
Basic	$0.68	$0.97	$(6.59)
Diluted	$0.68	$0.97	$(6.59)

*	Excluded from diluted net income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable for the years ended December 31, 2018, 2017 and 2016 that were excluded from computing diluted net income (loss) per common share as their inclusion would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	35	43	225
On exercise of options and vesting of restricted stock units	—	81	50
Net dilutive potential common shares issuable	35	124	275

Note 20. Retirement Benefit Plan

Our 401(k) retirement plan provides for optional employee contributions for certain employees who are U.S. citizens up to the Internal Revenue Service limit and discretionary employer matching contributions. During the year ended December 31, 2018, we made discretionary matching contributions to each participant’s account at a rate of (i) 100.0% of each participant’s first 2% of contributions plus (ii) 50% of each participant’s contributions up to the next 4% of eligible compensation. During the years ended December 31, 2017 and 2016, we made discretionary matching contributions to each participant’s account at a rate of (i) 100.0% of each participant’s first 1% of contributions plus (ii) 50% of each participant’s contributions up to the next 5% of eligible compensation. Costs incurred for employer matching contributions of $3.3 million, $2.4 million and $2.4 million during the years ended December 31, 2018, 2017 and 2016, respectively, are presented as selling, general and administrative expense in our statements of operations.

Note 21. Commitments and Contingencies

Rent expense relating to facilities and other operating leases for 2018, 2017 and 2016 was approximately $9.9 million, $9.3 million and $9.9 million, respectively. Commitments for future minimum rental payments with terms in excess of one year as of December 31, 2018 are as follows (in thousands):

December 31, 2018
2019	$6,076
2020	5,929
2021	4,583
2022	3,756
2023	3,038
Thereafter	11,615
Total	$34,997

Contingencies

Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. As of December 31, 2018, the remaining principal amount due to us from PDVSA Gas in respect of the sale of our joint ventures’ previously nationalized assets was approximately $4 million. In subsequent periods, the recognition of a liability, if applicable, resulting from this contingency to Archrock is expected to impact equity, and as such, is not expected to have an impact on our statements of operations.

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of December 31, 2018 and 2017, we had accrued $5.1 million and $2.8 million, respectively, for the outcomes of non-income-based tax audits and had related indemnification receivables from Archrock of $2.8 million and $1.5 million, respectively. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income-based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

Note 22. Reportable Segments and Geographic Information

Our chief operating decision maker manages business operations, evaluates performance and allocates resources based upon the type of product or service provided. We have three reportable segments: contract operations, aftermarket services and product sales. In our contract operations segment, we provide compression and processing and treating services through the operation of our natural gas compression equipment and crude oil and natural gas production and process equipment for our customers. In our aftermarket services segment, we sell parts and components and provide operations, maintenance, repair, overhaul, upgrade, startup and commissioning and reconfiguration services to customers who own their own oil and natural gas compression, production, processing, treating and related equipment. In our product sales segment, we design, engineer, manufacture, install and sell natural gas compression packages as well as equipment used in the treating and processing of crude oil and natural gas to our customers throughout the world and for use in our contract operations business line.

We evaluate the performance of our segments based on gross margin for each segment. Revenue only includes sales to external customers. We do not include intersegment sales when we evaluate our segments’ performance.

During the year ended December 31, 2018, MPLX LP (“MPLX”) accounted for approximately 15% of our total revenue. During the year ended December 31, 2017, Archrock accounted for approximately 12% of our total revenue and during the year ended December 31, 2016, Petroleo Brasileiro S.A. accounted for approximately 10% of our total revenue. No other customer accounted for more than 10% of our total revenue in 2018, 2017 and 2016.

The following table presents revenue and other financial information by reportable segment for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Contract Operations	Aftermarket Services	Product Sales	Reportable Segments Total	Other (1)	Total (2)
2018:
Revenue	$360,973	$120,676	$879,207	$1,360,856	$—	$1,360,856
Gross margin (3)	238,835	31,010	113,583	383,428	—	383,428
Total assets	860,896	28,071	205,302	1,094,269	459,519	1,553,788
Capital expenditures	197,025	474	7,552	205,051	10,057	215,108

2017:
Revenue	$375,269	$107,063	$732,962	$1,215,294	$—	$1,215,294
Gross margin (3)	241,889	28,842	76,409	347,140	—	347,140
Total assets	783,340	22,882	139,454	945,676	487,680	1,433,356
Capital expenditures	123,842	339	2,712	126,893	4,780	131,673

2016:
Revenue	$392,463	$120,550	$392,384	$905,397	$—	$905,397
Gross margin (3)	248,793	33,208	26,990	308,991	—	308,991
Total assets	745,752	28,421	169,525	943,698	381,266	1,324,964
Capital expenditures	69,946	332	1,371	71,649	2,021	73,670

(1)	Includes corporate related items.

(2)	Totals exclude assets, capital expenditures and the operating results of discontinued operations.

(3)	Gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense).

The following table presents assets from reportable segments reconciled to total assets as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Assets from reportable segments	$1,094,269	$945,676
Other assets (1)	459,519	487,680
Assets associated with discontinued operations	13,266	27,451
Total assets	$1,567,054	$1,460,807

(1)	Includes corporate related items.

The following tables present geographic data by country as of and for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Revenue:
U.S.	$789,528	$648,290	$335,268
Argentina	139,987	156,340	151,374
Brazil	94,619	98,419	85,831
Mexico	68,745	75,388	90,876
Other international	267,977	236,857	242,048
Total	$1,360,856	$1,215,294	$905,397

	December 31,
	2018	2017	2016
Property, plant and equipment, net:
U.S.	$112,420	$76,562	$84,669
Argentina	197,669	219,840	222,548
Brazil	105,979	138,835	157,139
Mexico	121,312	148,405	167,279
Oman	174,165	110,115	23,560
Other international	190,032	128,522	135,727
Total	$901,577	$822,279	$790,922

The following table reconciles income (loss) before income taxes to total gross margin (in thousands):

	Years Ended December 31,
	2018	2017	2016
Income (loss) before income taxes	$39,825	$16,839	$(47,524)
Selling, general and administrative	178,401	176,318	157,485
Depreciation and amortization	123,922	107,824	132,886
Long-lived asset impairment	3,858	5,700	14,495
Restatement related charges (recoveries), net	(276)	3,419	18,879
Restructuring and other charges	1,997	3,189	22,038
Interest expense	29,217	34,826	34,181
Equity in income of non-consolidated affiliates	—	—	(10,403)
Other (income) expense, net	6,484	(975)	(13,046)
Total gross margin	$383,428	$347,140	$308,991

Note 23. Selected Quarterly Financial Data (Unaudited)

In management’s opinion, the summarized quarterly financial data below (in thousands, except per share amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our financial position and results of operations for the respective periods.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2018:
Revenue	$350,383	$343,471	$334,849	$332,153
Gross profit (1)	66,059	68,598	66,723	66,172
Income (loss) from continuing operations	3,938	(1,469)	3,196	(5,273)
Income from discontinued operations, net of tax	1,399	1,544	2,173	19,346
Net income	5,337	75	5,369	14,073
Net income per common share:
Basic	$0.15	$—	$0.15	$0.40
Diluted	0.15	—	0.15	0.40

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2017:
Revenue	$245,425	$317,701	$314,479	$337,689
Gross profit (1)	56,537	63,289	62,962	61,621
Income (loss) from continuing operations	(12,323)	3,170	1,214	2,083
Income from discontinued operations, net of tax	32,644	374	2,139	4,579
Net income	20,321	3,544	3,353	6,662
Net income per common share:
Basic	$0.58	$0.10	$0.09	$0.18
Diluted	0.58	0.10	0.09	0.18

(1)	Gross profit is defined as revenue less cost of sales, direct depreciation and amortization expense and direct long-lived asset impairment charges.

Additional Notes:

•
During the fourth quarter of 2018 and the first quarter of 2017, we received installment payments, including an annual charge, of $19.8 million and $19.7 million, respectively, from PDVSA Gas in respect to our Venezuelan subsidiary’s sale of its previously nationalized assets (see Note 4).

Note 24. Supplemental Guarantor Financial Information

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

Condensed Consolidating Balance Sheet
December 31, 2018
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
ASSETS

Cash and cash equivalents	$46	$1,185	$18,069	$—	$19,300
Restricted cash	—	—	178	—	178
Accounts receivable, net	—	92,880	155,587	—	248,467
Inventory, net	—	87,972	62,717	—	150,689
Contract assets	—	67,323	24,279	—	91,602
Intercompany receivables	—	158,977	379,628	(538,605)	—
Other current assets	—	7,744	36,490	—	44,234
Current assets associated with discontinued operations	—	—	11,605	—	11,605
Total current assets	46	416,081	688,553	(538,605)	566,075
Property, plant and equipment, net	—	303,813	597,764	—	901,577
Investment in affiliates	554,207	870,959	(316,752)	(1,108,414)	—
Deferred income taxes	—	5,493	5,877	—	11,370
Intangible and other assets, net	—	32,046	54,325	—	86,371
Long-term assets associated with discontinued operations	—	—	1,661	—	1,661
Total assets	$554,253	$1,628,392	$1,031,428	$(1,647,019)	$1,567,054

LIABILITIES AND EQUITY

Accounts payable, trade	$—	$133,291	$32,453	$—	$165,744
Accrued liabilities	—	47,012	76,323	—	123,335
Contract liabilities	—	82,367	71,116	—	153,483
Intercompany payables	1,432	379,628	157,545	(538,605)	—
Current liabilities associated with discontinued operations	—	—	14,767	—	14,767
Total current liabilities	1,432	642,298	352,204	(538,605)	457,329
Long-term debt	—	403,810	—	—	403,810
Deferred income taxes	—	—	6,005	—	6,005
Long-term contract liabilities	—	17,226	84,137	—	101,363
Other long-term liabilities	—	10,851	28,961	—	39,812
Long-term liabilities associated with discontinued operations	—	—	5,914	—	5,914
Total liabilities	1,432	1,074,185	477,221	(538,605)	1,014,233
Total equity	552,821	554,207	554,207	(1,108,414)	552,821
Total liabilities and equity	$554,253	$1,628,392	$1,031,428	$(1,647,019)	$1,567,054

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

Condensed Consolidating Statement of Operations and Comprehensive Income
Year Ended December 31, 2018
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Revenues	$—	$927,849	$521,879	$(88,872)	$1,360,856
Cost of sales (excluding depreciation and amortization expense)	—	771,731	294,569	(88,872)	977,428
Selling, general and administrative	1,285	86,208	90,908	—	178,401
Depreciation and amortization	—	35,754	88,168	—	123,922
Long-lived asset impairment	—	3,081	777	—	3,858
Restatement related recoveries, net	—	(276)	—	—	(276)
Restructuring and other charges	—	—	1,997	—	1,997
Interest expense	—	28,763	454	—	29,217
Intercompany charges, net	—	6,647	(6,647)	—	—
Equity in (income) loss of affiliates	(25,986)	(32,753)	6,767	51,972	—
Other (income) expense, net	(153)	(4,625)	11,262	—	6,484
Income before income taxes	24,854	33,319	33,624	(51,972)	39,825
Provision for income taxes	—	7,333	32,100	—	39,433
Income from continuing operations	24,854	25,986	1,524	(51,972)	392
Income from discontinued operations, net of tax	—	—	24,462	—	24,462
Net income	24,854	25,986	25,986	(51,972)	24,854
Other comprehensive loss	(7,476)	(7,476)	(7,476)	14,952	(7,476)
Comprehensive income attributable to Exterran stockholders	$17,378	$18,510	$18,510	$(37,020)	$17,378

Condensed Consolidating Statement of Operations and Comprehensive Income
Year Ended December 31, 2017
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Revenues	$—	$838,981	$495,262	$(118,949)	$1,215,294
Cost of sales (excluding depreciation and amortization expense)	—	716,002	271,101	(118,949)	868,154
Selling, general and administrative	2,327	84,111	89,880	—	176,318
Depreciation and amortization	—	35,749	72,075	—	107,824
Long-lived asset impairment	—	5,700	—	—	5,700
Restatement related charges	—	3,250	169	—	3,419
Restructuring and other charges	—	2,145	1,044	—	3,189
Interest expense	—	32,399	2,427	—	34,826
Intercompany charges, net	—	6,355	(6,355)	—	—
Equity in (income) loss of affiliates	(36,207)	(85,335)	49,128	72,414	—
Other (income) expense, net	—	(2,577)	1,602	—	(975)
Income before income taxes	33,880	41,182	14,191	(72,414)	16,839
Provision for income taxes	—	4,974	17,721	—	22,695
Income (loss) from continuing operations	33,880	36,208	(3,530)	(72,414)	(5,856)
Income from discontinued operations, net of tax	—	—	39,736	—	39,736
Net income	33,880	36,208	36,206	(72,414)	33,880
Other comprehensive loss	(1,801)	(1,801)	(1,801)	3,602	(1,801)
Comprehensive income attributable to Exterran stockholders	$32,079	$34,407	$34,405	$(68,812)	$32,079

Condensed Consolidating Statement of Operations and Comprehensive Loss
Year Ended December 31, 2016
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Revenues	$—	$493,428	$503,643	$(91,674)	$905,397
Cost of sales (excluding depreciation and amortization expense)	—	399,800	288,280	(91,674)	596,406
Selling, general and administrative	912	84,550	72,023	—	157,485
Depreciation and amortization	—	56,043	76,843	—	132,886
Long-lived asset impairment	—	11,414	3,081	—	14,495
Restatement related charges	141	18,574	164	—	18,879
Restructuring and other charges	—	18,640	3,398	—	22,038
Interest expense	—	33,751	430	—	34,181
Intercompany charges, net	—	3,576	(3,576)	—	—
Equity in (income) loss of affiliates	226,873	22,869	204,004	(464,149)	(10,403)
Other (income) expense, net	—	(1,056)	(11,990)	—	(13,046)
Loss before income taxes	(227,926)	(154,733)	(129,014)	464,149	(47,524)
Provision for income taxes	11	72,139	52,092	—	124,242
Loss from continuing operations	(227,937)	(226,872)	(181,106)	464,149	(171,766)
Loss from discontinued operations, net of tax	—	—	(56,171)	—	(56,171)
Net loss	(227,937)	(226,872)	(237,277)	464,149	(227,937)
Other comprehensive income	18,310	18,310	18,310	(36,620)	18,310
Comprehensive loss attributable to Exterran stockholders	$(209,627)	$(208,562)	$(218,967)	$427,529	$(209,627)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2018
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(494)	$21,192	$132,598	$—	$153,296
Net cash provided by discontinued operations	—	—	4,004	—	4,004
Net cash provided by (used in) operating activities	(494)	21,192	136,602	—	157,300

Cash flows from investing activities:
Capital expenditures	—	(91,027)	(124,081)	—	(215,108)
Proceeds from sale of property, plant and equipment	—	106	2,424	—	2,530
Proceeds from sale of business	—	5,000	—	—	5,000
Intercompany transfers	—	(143)	(34,965)	35,108	—
Net cash used in continuing operations	—	(86,064)	(156,622)	35,108	(207,578)
Net cash provided by discontinued operations	—	—	17,009	—	17,009
Net cash used in investing activities	—	(86,064)	(139,613)	35,108	(190,569)

Cash flows from financing activities:
Proceeds from borrowings of debt	—	585,014	—	—	585,014
Repayments of debt	—	(550,497)	—	—	(550,497)
Intercompany transfers	143	34,965	—	(35,108)	—
Cash transfer to Archrock, Inc.	—	(18,744)	—	—	(18,744)
Payments for debt issuance costs	—	(4,801)	—	—	(4,801)
Proceeds from stock options exercised	—	548	—	—	548
Purchases of treasury stock	—	(4,623)	—	—	(4,623)
Net cash provided by financing activities	143	41,862	—	(35,108)	6,897

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(3,841)	—	(3,841)
Net decrease in cash, cash equivalents and restricted cash	(351)	(23,010)	(6,852)	—	(30,213)
Cash, cash equivalents and restricted cash at beginning of period	397	24,195	25,099	—	49,691
Cash, cash equivalents and restricted cash at end of period	$46	$1,185	$18,247	$—	$19,478

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2017
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(476)	$74,003	$76,893	$—	$150,420
Net cash used in discontinued operations	—	—	(1,794)	—	(1,794)
Net cash provided by (used in) operating activities	(476)	74,003	75,099	—	148,626

Cash flows from investing activities:
Capital expenditures	—	(54,527)	(77,146)	—	(131,673)
Proceeds from sale of property, plant and equipment	—	3,809	5,057	—	8,866
Proceeds from sale of business	—	894	—	—	894
Intercompany transfers	—	(742)	(16,267)	17,009	—
Net cash used in continuing operations	—	(50,566)	(88,356)	17,009	(121,913)
Net cash provided by discontinued operations	—	—	19,575	—	19,575
Net cash used in investing activities	—	(50,566)	(68,781)	17,009	(102,338)

Cash flows from financing activities:
Proceeds from borrowings of debt	—	501,088	—	—	501,088
Repayments of debt	—	(476,503)	—	—	(476,503)
Intercompany transfers	742	16,267	—	(17,009)	—
Cash transfer to Archrock, Inc.	—	(44,720)	—	—	(44,720)
Payments for debt issuance costs	—	(7,911)	—	—	(7,911)
Proceeds from stock options exercised	—	684	—	—	684
Purchases of treasury stock	—	(4,792)	—	—	(4,792)
Net cash provided by (used in) financing activities	742	(15,887)	—	(17,009)	(32,154)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(792)	—	(792)
Net increase in cash, cash equivalents and restricted cash	266	7,550	5,526	—	13,342
Cash, cash equivalents and restricted cash at beginning of period	131	16,645	19,573	—	36,349
Cash, cash equivalents and restricted cash at end of period	$397	$24,195	$25,099	$—	$49,691

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2016
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(53)	$84,164	$178,378	$—	$262,489
Net cash provided by discontinued operations	—	—	1,016	—	1,016
Net cash provided by (used in) operating activities	(53)	84,164	179,394	—	263,505

Cash flows from investing activities:
Capital expenditures	—	(26,670)	(47,000)	—	(73,670)
Proceeds from sale of property, plant and equipment	—	1,488	1,326	—	2,814
Intercompany transfers	—	(147)	(188,180)	188,327	—
Return of investments in non-consolidated affiliates	—	—	10,403	—	10,403
Settlement of foreign currency derivatives	—	(709)	—	—	(709)
Net cash used in continuing operations	—	(26,038)	(223,451)	188,327	(61,162)
Net cash provided by discontinued operations	—	—	36,079	—	36,079
Net cash used in investing activities	—	(26,038)	(187,372)	188,327	(25,083)

Cash flows from financing activities:
Proceeds from borrowings of debt	—	430,758	—	—	430,758
Repayments of debt	—	(610,261)	—	—	(610,261)
Intercompany transfers	147	188,180	—	(188,327)	—
Cash transfer to Archrock, Inc.	—	(49,176)	—	—	(49,176)
Payments for debt issuance costs	—	(779)	—	—	(779)
Proceeds from stock options exercised	—	786	—	—	786
Purchases of treasury stock	—	(2,091)	—	—	(2,091)
Net cash provided by (used in) financing activities	147	(42,583)	—	(188,327)	(230,763)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(1,832)	—	(1,832)
Net increase (decrease) in cash, cash equivalents and restricted cash	94	15,543	(9,810)	—	5,827
Cash, cash equivalents and restricted cash at beginning of period	37	1,102	29,383	—	30,522
Cash, cash equivalents and restricted cash at end of period	$131	$16,645	$19,573	$—	$36,349

Note 25. Subsequent Event

On February 20, 2019, our board of directors approved a share repurchase program, under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022.

EXTERRAN CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheets
December 31, 2018	$5,388	$86	$—		$5,474
December 31, 2017	5,383	863	858	(1)	5,388
December 31, 2016	2,868	2,972	457	(1)	5,383
Allowance for obsolete and slow moving inventory deducted from inventories in the balance sheets
December 31, 2018	$10,351	$87	$392	(2)	$10,046
December 31, 2017	12,877	1,276	3,802	(2)	10,351
December 31, 2016	14,486	756	2,365	(2)	12,877
Allowance for deferred tax assets not expected to be realized
December 31, 2018	$222,049	$12,648	$34,592	(3)	$200,105
December 31, 2017	276,230	4,343	58,524	(3)	222,049
December 31, 2016	142,960	144,852	11,582	(3)	276,230

(1)	Uncollectible accounts written off.

(2)	Obsolete inventory written off at cost, net of value received.

(3)
Reflects expected realization of deferred tax assets and amounts credited to other accounts for stock-based compensation excess tax benefits, expiring net operating losses, changes in tax rates and changes in currency exchange rates.

S-1