Form 10-Q
period 2019-03-31
Exterran Corp
filed 2019-05-02
CIK 1635881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO

Commission File No. 001-36875

EXTERRAN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	47-3282259
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

11000 Equity Drive
Houston, Texas	77041
(Address of principal executive offices)	(Zip Code)
(281) 836-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	EXTN	New York Stock Exchange

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

Number of shares of the common stock of the registrant outstanding as of April 25, 2019: 36,327,036 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS

Current assets:
Cash and cash equivalents	$18,576	$19,300
Restricted cash	178	178
Accounts receivable, net of allowance of $5,350 and $5,474, respectively	266,286	248,467
Inventory, net (Note 5)	166,891	150,689
Contract assets (Note 2)	70,636	91,602
Other current assets	40,173	44,234
Current assets associated with discontinued operations (Note 4)	8,570	11,605
Total current assets	571,310	566,075
Property, plant and equipment, net (Note 6)	943,488	901,577
Operating lease right-of-use assets (Note 3)	29,782	—
Deferred income taxes	12,024	11,370
Intangible and other assets, net	84,329	86,371
Long-term assets associated with discontinued operations (Note 4)	1,629	1,661
Total assets	$1,642,562	$1,567,054

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$188,109	$165,744
Accrued liabilities	113,269	123,335
Contract liabilities (Note 2)	139,975	153,483
Current operating lease liabilities (Note 3)	6,738	—
Current liabilities associated with discontinued operations (Note 4)	11,713	14,767
Total current liabilities	459,804	457,329
Long-term debt (Note 7)	433,952	403,810
Deferred income taxes	6,762	6,005
Long-term contract liabilities (Note 2)	134,997	101,363
Long-term operating lease liabilities (Note 3)	28,277	—
Other long-term liabilities	35,821	39,812
Long-term liabilities associated with discontinued operations (Note 4)	5,765	5,914
Total liabilities	1,105,378	1,014,233
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 37,468,801 and 36,868,066 shares issued, respectively	375	369
Additional paid-in capital	738,448	734,458
Accumulated deficit	(220,255)	(208,677)
Treasury stock — 1,141,491 and 721,280 common shares, at cost, respectively	(18,647)	(11,560)
Accumulated other comprehensive income	37,263	38,231
Total stockholders’ equity (Note 12)	537,184	552,821
Total liabilities and stockholders’ equity	$1,642,562	$1,567,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues (Note 2):
Contract operations	$85,700	$96,493
Aftermarket services	27,302	26,371
Product sales	238,444	227,519
	351,446	350,383
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	28,591	35,385
Aftermarket services	20,718	18,897
Product sales	209,535	200,336
Selling, general and administrative	43,452	44,242
Depreciation and amortization	38,217	31,029
Long-lived asset impairment (Note 9)	—	1,804
Restatement related charges	48	621
Restructuring and other charges (Note 10)	384	—
Interest expense	8,163	7,219
Other (income) expense, net	(1,245)	1,420
	347,863	340,953
Income before income taxes	3,583	9,430
Provision for income taxes (Note 11)	9,140	5,492
Income (loss) from continuing operations	(5,557)	3,938
Income from discontinued operations, net of tax (Note 4)	163	1,399
Net income (loss)	$(5,394)	$5,337

Basic net income (loss) per common share (Note 14):
Income (loss) from continuing operations per common share	$(0.16)	$0.11
Income from discontinued operations per common share	0.01	0.04
Net income (loss) per common share	$(0.15)	$0.15

Diluted net income (loss) per common share (Note 14):
Income (loss) from continuing operations per common share	$(0.16)	$0.11
Income from discontinued operations per common share	0.01	0.04
Net income (loss) per common share	$(0.15)	$0.15

Weighted average common shares outstanding used in net income (loss) per common share (Note 14):
Basic	35,646	35,301
Diluted	35,646	35,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(5,394)	$5,337
Other comprehensive income (loss):
Foreign currency translation adjustment	(968)	757
Comprehensive income (loss)	$(6,362)	$6,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2018	$362	$739,164	$(223,510)	$(6,937)	$45,707	$554,786
Cumulative-effect adjustment from adoption of ASC 606 (Note 2)			(10,021)			(10,021)
Net income			5,337			5,337
Options exercised		428				428
Foreign currency translation adjustment					757	757
Treasury stock purchased				(3,440)		(3,440)
Stock-based compensation, net of forfeitures	5	3,599				3,604
Balance, March 31, 2018	$367	$743,191	$(228,194)	$(10,377)	$46,464	$551,451

Balance, January 1, 2019	$369	$734,458	$(208,677)	$(11,560)	$38,231	$552,821
Cumulative-effect adjustment from adoption of ASC 842 (Note 1)			(6,184)			(6,184)
Net loss			(5,394)			(5,394)
Foreign currency translation adjustment					(968)	(968)
Treasury stock purchased				(7,087)		(7,087)
Stock-based compensation, net of forfeitures	6	3,990				3,996
Balance, March 31, 2019	$375	$738,448	$(220,255)	$(18,647)	$37,263	$537,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(5,394)	$5,337
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	38,217	31,029
Long-lived asset impairment	—	1,804
Amortization of deferred financing costs	628	670
Income from discontinued operations, net of tax	(163)	(1,399)
Provision for doubtful accounts	—	215
Gain on sale of property, plant and equipment	(1,000)	(227)
(Gain) loss on remeasurement of intercompany balances	(446)	630
Loss on foreign currency derivatives	665	—
Stock-based compensation expense	3,996	3,604
Deferred income tax benefit	(980)	(1,706)
Changes in assets and liabilities:
Accounts receivable and notes	(16,684)	20,815
Inventory	(19,427)	(34,292)
Contract assets	17,245	(31,397)
Other current assets	528	7,939
Accounts payable and other liabilities	7,759	6,469
Contract liabilities	24,051	(6,429)
Other	30	564
Net cash provided by continuing operations	49,025	3,626
Net cash provided by (used in) discontinued operations	16	(2,849)
Net cash provided by operating activities	49,041	777

Cash flows from investing activities:
Capital expenditures	(76,354)	(49,219)
Proceeds from sale of property, plant and equipment	4,012	2,260
Settlement of foreign currency derivatives	(207)	—
Net cash used in continuing operations	(72,549)	(46,959)
Net cash provided by discontinued operations	—	66
Net cash used in investing activities	(72,549)	(46,893)

Cash flows from financing activities:
Proceeds from borrowings of debt	179,000	66,500
Repayments of debt	(149,113)	(48,563)
Payments for debt issuance costs	—	(47)
Proceeds from stock options exercised	—	428
Purchases of treasury stock	(6,701)	(3,440)
Net cash provided by financing activities	23,186	14,878

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(402)	(571)
Net decrease in cash, cash equivalents and restricted cash	(724)	(31,809)
Cash, cash equivalents and restricted cash at beginning of period	19,478	49,691
Cash, cash equivalents and restricted cash at end of period	$18,754	$17,882

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Exterran Corporation included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S.”) (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments of a normal recurring nature that are necessary to fairly present our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2018. That report contains a comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”). The update requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations. The update also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. On January 1, 2019, we adopted the standard using the transition method that allows us to initially apply ASC 842 as of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, we elected certain practical expedients permitted by ASC 842 in applying the lease standard upon adoption. Upon implementation of the new lease standard, we did not to reassess whether a contract is or contains a lease at the date of initial application. For contracts entered into before the transition date, we used the lease classification under the accounting standards in effect prior to adoption. We also excluded initial direct costs for the measurement of the right-of-use asset at the date of initial application. As a result of this adoption, as a lessee, we recorded operating lease assets and lease liabilities of $21.2 million and $26.5 million, respectively, as of January 1, 2019. The difference between the lease assets and lease liabilities, including prepayments, was recorded as an adjustment to retained earnings. The adoption of this standard did not have a material effect on our statements of operations and cash flows. See Note 3 for the required disclosures related to the impact of adopting this standard.

As a result of the adoption of the new lease guidance, the following adjustments were made to the balance sheet as of January 1, 2019 (in thousands):

	Impact of Changes in Accounting Policies
	December 31, 2018	Adjustments	January 1, 2019
ASSETS

Other current assets	$44,234	$(506)	$43,728
Operating lease right-of-use assets	—	21,181	21,181
Intangible and other assets, net	86,371	(353)	86,018
Total assets	$1,567,054	$20,322	$1,587,376

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current operating lease liabilities	$—	$6,769	$6,769
Long-term operating lease liabilities	—	19,737	19,737
Total liabilities	1,014,233	26,506	1,040,739
Accumulated deficit	(208,677)	(6,184)	(214,861)
Total stockholders’ equity	552,821	(6,184)	546,637
Total liabilities and stockholders’ equity	$1,567,054	$20,322	$1,587,376

From a lessor perspective, new customer contracts entered into or modified on or after January 1, 2019 have been assessed in accordance with ASC 842 and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), as applicable and will be assessed accordingly in future periods. Additionally, for contracts determined to have lease and nonlease components, we have elected to apply the practical expedient to not separate the components and account for those components as a single component, if the applicable conditions are met. Furthermore, for contracts where the nonlease component is determined to be the predominant component, revenue will continue to be recognized in accordance with ASC 606. During the three months ended March 31, 2019, there were no new customer contracts or amendments to existing customer contracts that were assessed to be within ASC 842.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Note 2 - Revenue

On January 1, 2018, we adopted ASC 606 applying the modified retrospective method to all contracts that were not completed as of the date of adoption. We recorded a net increase to accumulated deficit of $10.0 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606.

Disaggregation of Revenue

The following tables present disaggregated revenue by products and services lines and by geographical regions for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
Revenue by Products and Services	2019	2018
Contract Operations Segment:
Contract operations services (1)	$85,700	$96,493

Aftermarket Services Segment:
Operation and maintenance services (1)	$12,673	$13,875
Part sales (2)	9,796	9,133
Other services (1)	4,833	3,363
Total aftermarket services	$27,302	$26,371

Product Sales Segment:
Compression equipment (1)	$145,439	$131,559
Processing and treating equipment (1)	89,220	86,115
Production equipment (2)	2,435	7,998
Other product sales (1) (2)	1,350	1,847
Total product sales revenues	$238,444	$227,519

Total revenues	$351,446	$350,383

(1)	Revenue recognized over time.

(2)	Revenue recognized at a point in time.

	Three Months Ended March 31,
Revenue by Geographical Regions	2019	2018
North America	$198,933	$231,848
Latin America	60,559	67,951
Middle East and Africa	82,791	26,125
Asia Pacific	9,163	24,459
Total revenues	$351,446	$350,383

The North America region is primarily comprised of our operations in Mexico and the U.S. The Latin America region is primarily comprised of our operations in Argentina, Bolivia and Brazil. The Middle East and Africa region is primarily comprised of our operations in Bahrain, Iraq, Oman, Nigeria and the United Arab Emirates. The Asia Pacific region is primarily comprised of our operations in China, Indonesia, Singapore and Thailand.

The following table summarizes the expected timing of revenue recognition from unsatisfied performance obligations (commonly referred to as backlog) as of March 31, 2019 (in thousands):

	Contract Operations Segment	Product Sales Segment
Remainder of 2019	$226,634	$520,239
2020	202,500	29,531
2021	207,204	3,721
2022	168,224	—
2023	149,805	—
Thereafter	403,044	—
Total backlog	$1,357,411	$553,491

Our aftermarket services contracts are subject to cancellation or modification at the election of the customer.

Contract Assets and Contract Liabilities

The following table provides information about accounts receivables, net, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivables, net	$266,286	$248,467
Contract assets and contract liabilities:
Current contract assets	70,636	91,602
Long-term contract assets	5,403	5,430
Current contract liabilities	139,975	153,483
Long-term contract liabilities	134,997	101,363

During the three months ended March 31, 2019, revenue recognized from contract operations services included $4.9 million of revenue deferred in previous periods. Revenue recognized during the three months ended March 31, 2019 from product sales performance obligations partially satisfied in previous periods was $212.2 million, of which $74.1 million was included in billings in excess of costs at the beginning of the period. The decreases in current contract assets and current contract liabilities during the three months ended March 31, 2019 were primarily driven by progression of product sales projects and the timing of milestone billings in the North America region. The increase in long-term contract liabilities during the three months ended March 31, 2019 was primarily driven by advanced billings to contract operations customers in the Latin America region.

Note 3 - Leases

As discussed in Note 1, on January 1, 2019, we adopted ASC 842 retrospectively through a cumulative-effect adjustment as permitted under the specific transitional provisions in ASC 842. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported under the accounting standards in effect for the prior period.

We primarily lease various offices, warehouses, equipment and vehicles. A right-of-use asset represents our right to use an underlying asset for the lease term and a lease liability represents our obligation to make lease payments arising from the lease. Our operating lease right-of-use assets and lease liabilities are recognized at the present value of lease payments over the lease term at the time of lease commencement, adjusted to include the impact of any lease incentives. Leases with initial terms of 12 months or less are not recorded on our balance sheets and leases that contain non-lease components are combined with the lease component and accounted for as a single lease component.

Our lease agreements are negotiated on an individual basis and contain a variety of different terms and conditions. They generally do not contain any material residual value guarantees or material restrictive covenants. Certain lease agreements include rental payments adjusted periodically for inflation. Additionally, some of our leases include one or more options to renew, with renewal terms that can extend the lease term from one month to 10 years. Options to renew our lease terms are included in determining the right-of-use asset and lease liability when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. During the three months ended March 31, 2019, we recorded expense of $2.0 million for our operating leases, of which $0.1 million of expenses related to operating leases with initial terms of 12 months or less. We do not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. As of March 31, 2019, the weighted average remaining lease term and weighted average discount rate applied for our operating leases were nine years and 8%, respectively.

As of March 31, 2019, our lease assets and lease liabilities consisted of the following (in thousands):

Leases	Classification	March 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$29,782

Liabilities
Operating - current	Current operating lease liabilities	$6,738
Operating - noncurrent	Long-term operating lease liabilities	28,277
Total lease liabilities		$35,015

As of March 31, 2019, maturities of our operating lease liabilities consisted of the following (in thousands):

Maturity of Operating Lease Liabilities	March 31, 2019
Remainder of 2019 (1)	$1,546
2020	6,998
2021	6,396
2022	5,437
2023	4,771
Thereafter	25,352
Total lease payments	50,500
Less: Imputed interest	(15,485)
Present value of lease liabilities	$35,015

(1)    Includes anticipated lease incentives of $3.8 million.

As of December 31, 2018, commitments for future minimum rental payments with terms in excess of one year were as follows (in thousands):

Future Minimum Rental Payments	December 31, 2018
2019	$6,076
2020	5,929
2021	4,583
2022	3,756
2023	3,038
Thereafter	11,615
Total lease payments	$34,997

The following table provides supplemental cash flow information related to leases for the three months ended March 31, 2019 (in thousands):

Cash Flow Information	Classification	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	Net cash provided by operating activities	$(2,061)
Leased assets obtained in exchange for new operating lease liabilities	Non-cash	9,864

Note 4 - Discontinued Operations

In the first quarter of 2016, we began executing the exit of our Belleli EPC business that has historically been comprised of engineering, procurement and construction for the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants in the Middle East (referred to as “Belleli EPC” or the “Belleli EPC business” herein) by ceasing the bookings of new orders. As of the fourth quarter of 2017, we had substantially exited our Belleli EPC business and, in accordance with GAAP, it is reflected as discontinued operations in our financial statements for all periods presented. Although we have reached mechanical completion on all remaining Belleli EPC contracts, we are still subject to risks and uncertainties potentially resulting from warranty obligations, customer or supplier claims against us, settlement of claims against customers, completion of demobilization activities and litigation developments. The facility previously utilized to manufacture products for our Belleli EPC business has been repurposed to manufacture product sales equipment. As such, certain personnel, buildings, equipment and other assets that were previously related to our Belleli EPC business remain a part of our continuing operations. As a result, activities associated with our ongoing operations at our repurposed facility are included in continuing operations.

The following table summarizes the operating results of discontinued operations (in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Venezuela	Belleli EPC	Total	Venezuela	Belleli EPC	Total
Revenue	$—	$137	$137	$—	$4,967	$4,967
Cost of sales (excluding depreciation and amortization expense)	—	(316)	(316)	—	2,403	2,403
Selling, general and administrative	35	541	576	32	60	92
Depreciation and amortization	—	—	—	—	428	428
Other (income) expense, net	—	(328)	(328)	1	599	600
Provision for income taxes	—	42	42	—	45	45
Income (loss) from discontinued operations, net of tax	$(35)	$198	$163	$(33)	$1,432	$1,399

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	March 31, 2019			December 31, 2018
	Venezuela	Belleli EPC	Total	Venezuela	Belleli EPC	Total
Cash	$—	$—	$—	$3	$—	$3
Accounts receivable	—	7,883	7,883	—	11,509	11,509
Contract assets	—	277	277	—	—	—
Other current assets	—	410	410	7	86	93
Total current assets associated with discontinued operations	—	8,570	8,570	10	11,595	11,605
Property, plant and equipment, net	—	—	—	—	28	28
Intangible and other assets, net	—	1,629	1,629	—	1,633	1,633
Total assets associated with discontinued operations	$—	$10,199	$10,199	$10	$13,256	$13,266

Accounts payable	$—	$3,349	$3,349	$—	$4,382	$4,382
Accrued liabilities	15	5,811	5,826	12	7,831	7,843
Contract liabilities	—	2,538	2,538	—	2,542	2,542
Total current liabilities associated with discontinued operations	15	11,698	11,713	12	14,755	14,767
Other long-term liabilities	—	5,765	5,765	—	5,914	5,914
Total liabilities associated with discontinued operations	$15	$17,463	$17,478	$12	$20,669	$20,681

Note 5 - Inventory, Net

Inventory, net of reserves, consisted of the following amounts (in thousands):

	March 31, 2019	December 31, 2018
Parts and supplies	$103,147	$92,016
Work in progress	52,942	49,547
Finished goods	10,802	9,126
Inventory, net	$166,891	$150,689

Note 6 - Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Compression equipment, processing facilities and other fleet assets	$1,782,321	$1,713,153
Land and buildings	102,166	101,571
Transportation and shop equipment	82,618	82,960
Computer software	56,972	54,572
Other	46,034	47,210
	2,070,111	1,999,466
Accumulated depreciation	(1,126,623)	(1,097,889)
Property, plant and equipment, net	$943,488	$901,577

Note 7 - Debt

Debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Revolving credit facility due October 2023	$65,000	$35,000
8.125% senior notes due May 2025	375,000	375,000
Other debt	575	687
Unamortized deferred financing costs of 8.125% senior notes	(6,174)	(6,428)
Total debt	434,401	404,259
Less: Amounts due within one year (1)	(449)	(449)
Long-term debt	$433,952	$403,810

(1)    Short-term debt and the current portion of long-term debt are included in accrued liabilities in our balance sheets.

Revolving Credit Facility

We and our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”), are parties to an amended and restated credit agreement (the “Credit Agreement”) consisting of a $700.0 million revolving credit facility expiring in October 2023.

As of March 31, 2019, we had $65.0 million in outstanding borrowings and $55.4 million in outstanding letters of credit under our revolving credit facility. At March 31, 2019, taking into account guarantees through letters of credit, we had undrawn capacity of $579.6 million under our revolving credit facility. Our Credit Agreement limits our senior secured leverage ratio (as defined in the Credit Agreement) on the last day of the fiscal quarter to no greater than 2.75 to 1.0. As a result of this limitation, $547.6 million of the $579.6 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of March 31, 2019.

8.125% Senior Notes Due May 2025

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued $375.0 million aggregate principal amount of 8.125% senior unsecured notes due 2025 (the “2017 Notes”). The 2017 Notes are guaranteed by us on a senior unsecured basis. We may redeem the 2017 Notes at any time in cash, in whole or part, at certain redemption prices, including the applicable make-whole premium plus accrued and unpaid interest, if any, to the date of redemption.

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

Recurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, with pricing levels as of the date of valuation (in thousands):

	March 31, 2019			December 31, 2018
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Foreign currency derivatives liability	$—	$458	$—	N/A	N/A	N/A

We are exposed to market risks associated with changes in foreign currency exchange rates, including foreign currency exchange rate changes recorded on intercompany obligations. From time to time, we may enter into foreign currency hedges to reduce our foreign exchange risk. During the three months ended March 31, 2019, we entered into forward currency exchange contracts with a total notional value of $26.0 million that expire at varying dates through June 2019 to mitigate exposures in U.S. dollars related to the Argentine Peso, Brazilian Real and Indonesian Rupiah. We entered into these foreign currency derivatives to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on our balance sheets and intercompany activity. We did not designate these forward currency exchange contracts as hedge transactions. Changes in fair value and gains and losses on settlement on these forward currency exchange contracts are recognized in other (income) expense, net, in our statements of operations. During the three months ended March 31, 2019, we recognized losses of $0.7 million on forward currency exchange contracts, which offset foreign currency gains recognized during the period. Our estimate of the fair value of foreign currency derivatives as of March 31, 2019 was determined using quoted forward exchange rates in active markets at March 31, 2019. Foreign currency derivative liabilities are included in accrued liabilities in our balance sheets.

Nonrecurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2019 and 2018, with pricing levels as of the date of valuation (in thousands):

	Three months ended March 31, 2019			Three months ended March 31, 2018
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired assets—assets held for sale (1)	N/A	N/A	N/A	$—	$—	$21,026

(1)
Our estimate of the fair value of the impaired North America production equipment assets (“PEQ assets”), which were classified as assets held for sale as of March 31, 2018 and sold in June 2018, was based on the expected net proceeds from the sale of the assets.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables and debt. At March 31, 2019 and December 31, 2018, the estimated fair values of cash, restricted cash, receivables and payables approximated their carrying amounts as reflected in our balance sheets due to the short-term nature of these financial instruments.

The fair value of the 2017 Notes was estimated based on model derived calculations using market yields observed in active markets, which are Level 2 inputs. As of March 31, 2019 and December 31, 2018, the carrying amount of the 2017 Notes, excluding unamortized deferred financing costs, of $375.0 million was estimated to have a fair value of $383.0 million and $362.0 million, respectively. Due to the variable rate nature of our revolving credit facility, the carrying value as of March 31, 2019 and December 31, 2018 approximated the fair value as the rate was comparable to the then-current market rate at which debt with similar terms could have been obtained.

Note 9 - Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

In the fourth quarter of 2017, we classified our PEQ assets primarily related to inventory and property, plant and equipment, net, within our product sales business as assets held for sale in our balance sheets. In June 2018, we completed the sale of our PEQ assets. During the three months ended March 31, 2018, we recorded an impairment of $1.8 million to reduce these assets to their approximate fair values based on the expected net proceeds.

Note 10 - Restructuring and Other Charges

In the second quarter of 2018, we initiated a relocation plan in the North America region to better align our contract operations business with our customers. As a result of this plan, during the three months ended March 31, 2019, we incurred restructuring and other charges of $0.4 million related to relocations costs. As of March 31, 2019, the accrued liability balance related to this plan was $0.3 million. The charges incurred in conjunction with this relocation plan are included in restructuring and other charges in our statements of operations. We do not expect to incur additional charges with respect to relocation costs related to this relocation plan.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the three months ended March 31, 2019 (in thousands):

Restructuring and Other Charges
Beginning balance at January 1, 2019	$309
Additions for costs expensed	384
Reductions for payments	(411)
Ending balance at March 31, 2019	$282

Note 11 - Provision for Income Taxes

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21.0% and our effective tax rate for the quarter ended March 31, 2019: (i) a $3.0 million negative impact resulting from the recording of valuation allowances recorded against U.S. federal net operating losses and (ii) a $3.4 million negative impact resulting from foreign currency devaluations in Argentina. Our effective tax rate for the three months ended March 31, 2019 increased over the comparative period of March 31, 2018 primarily due to recording additional valuation allowance in the U.S. and additional tax related to foreign exchange movement in Argentina in 2019, and a valuation allowance release in Indonesia in the comparative period, partially offset by a decrease in foreign withholding tax.

Note 12 - Stockholders’ Equity

Share Repurchase Program

On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended March 31, 2019, we repurchased 268,500 shares of our common stock for $4.7 million in connection with our share repurchase program. As of March 31, 2019, the remaining authorized repurchase amount under the share repurchase program was $95.3 million. Additionally, treasury stock purchased during the three months ended March 31, 2019 and 2018 included shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards.

Note 13 - Stock-Based Compensation

Stock Options

There were no stock options granted during the three months ended March 31, 2019.

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

The table below presents the changes in restricted stock, restricted stock units and performance units for our common stock during the three months ended March 31, 2019.

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2019	1,044	$25.89
Granted	806	17.01
Vested	(427)	23.06
Cancelled	(16)	27.24
Non-vested awards, March 31, 2019 (1)	1,407	21.65

(1)	361,000 of the non-vested awards as of March 31, 2019 are presented within our balance sheets as liabilities due to their expected cash settlement.

As of March 31, 2019, we estimate $25.2 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance units issued to our employees to be recognized over the weighted-average vesting period of 1.9 years.

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

The following table presents a reconciliation of basic and diluted net income (loss) per common share for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator for basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$(5,557)	$3,938
Income from discontinued operations, net of tax	163	1,399
Less: Net income attributable to participating securities	—	(138)
Net income (loss) — used in basic and diluted net income (loss) per common share	$(5,394)	$5,199

Weighted average common shares outstanding including participating securities	36,462	36,236
Less: Weighted average participating securities outstanding	(816)	(935)
Weighted average common shares outstanding — used in basic net income (loss) per common share	35,646	35,301
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	72
Weighted average common shares outstanding — used in diluted net income (loss) per common share	35,646	35,373

Net income (loss) per common share:
Basic	$(0.15)	$0.15
Diluted	$(0.15)	$0.15

*	Excluded from diluted net income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable for the three months ended March 31, 2019 and 2018 that were excluded from computing diluted net income (loss) per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value	74	35
Net dilutive potential common shares issuable	74	35

Note 15 - Commitments and Contingencies

Contingencies

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of March 31, 2019 and December 31, 2018, we had accrued $5.2 million and $5.1 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

Contemporaneously with filing the Form 8-K on April 26, 2016, we self-reported the errors and possible irregularities at Belleli EPC to the SEC. On April 8, 2019, the SEC provided written notice to us stating that based on the information they have as of this date, they have concluded their investigation and do not intend to recommend enforcement action by the SEC against us in connection with this matter.

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

Note 16 - Reportable Segments

Our chief operating decision maker manages business operations, evaluates performance and allocates resources based upon the type of product or service provided. We have three reportable segments: contract operations, aftermarket services and product sales. In our contract operations segment, we provide compression, processing, treating and water treatment services through the operation of our natural gas compression equipment, crude oil and natural gas production and process equipment and water treatment equipment for our customers. In our aftermarket services segment, we sell parts and components and provide operations, maintenance, repair, overhaul, upgrade, startup and commissioning and reconfiguration services to customers who own their own oil and natural gas compression, production, processing, treating and related equipment. In our product sales segment, we design, engineer, manufacture, install and sell natural gas compression packages as well as equipment used in the treating and processing of crude oil, natural gas and water to our customers throughout the world and for use in our contract operations business line.

We evaluate the performance of our segments based on gross margin for each segment. Revenue only includes sales to external customers. We do not include intersegment sales when we evaluate our segments’ performance.

The following table presents revenue and other financial information by reportable segment for the three months ended March 31, 2019 and 2018 (in thousands):

Three Months Ended	Contract Operations	Aftermarket Services	Product Sales	Reportable Segments Total
March 31, 2019:
Revenue	$85,700	$27,302	$238,444	$351,446
Gross margin (1)	57,109	6,584	28,909	92,602
March 31, 2018:
Revenue	$96,493	$26,371	$227,519	$350,383
Gross margin (1)	61,108	7,474	27,183	95,765

(1)	Gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense).

The following table reconciles income before income taxes to total gross margin (in thousands):

	Three Months Ended March 31,
	2019	2018
Income before income taxes	$3,583	$9,430
Selling, general and administrative	43,452	44,242
Depreciation and amortization	38,217	31,029
Long-lived asset impairment	—	1,804
Restatement related charges	48	621
Restructuring and other charges	384	—
Interest expense	8,163	7,219
Other (income) expense, net	(1,245)	1,420
Total gross margin	$92,602	$95,765

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

Condensed Consolidating Balance Sheet
March 31, 2019
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
ASSETS

Cash and cash equivalents	$27	$1,116	$17,433	$—	$18,576
Restricted cash	—	—	178	—	178
Accounts receivable, net	—	97,099	169,187	—	266,286
Inventory, net	—	97,037	69,854	—	166,891
Contract assets	—	47,380	23,256	—	70,636
Intercompany receivables	—	172,543	385,986	(558,529)	—
Other current assets	—	6,970	33,203	—	40,173
Current assets associated with discontinued operations	—	—	8,570	—	8,570
Total current assets	27	422,145	707,667	(558,529)	571,310
Property, plant and equipment, net	—	311,674	631,814	—	943,488
Operating lease right-of-use assets	—	12,374	17,408	—	29,782
Investment in affiliates	543,275	886,456	(343,181)	(1,086,550)	—
Deferred income taxes	—	5,493	6,531	—	12,024
Intangible and other assets, net	—	31,847	52,482	—	84,329
Long-term assets associated with discontinued operations	—	—	1,629	—	1,629
Total assets	$543,302	$1,669,989	$1,074,350	$(1,645,079)	$1,642,562

LIABILITIES AND EQUITY

Accounts payable, trade	$—	$142,709	$45,400	$—	$188,109
Accrued liabilities	386	33,979	78,904	—	113,269
Contract liabilities	—	77,426	62,549	—	139,975
Current operating lease liabilities	—	1,967	4,771	—	6,738
Intercompany payables	5,732	385,986	166,811	(558,529)	—
Current liabilities associated with discontinued operations	—	—	11,713	—	11,713
Total current liabilities	6,118	642,067	370,148	(558,529)	459,804
Long-term debt	—	433,952	—	—	433,952
Deferred income taxes	—	—	6,762	—	6,762
Long-term contract liabilities	—	22,851	112,146	—	134,997
Long-term operating lease liabilities	—	16,484	11,793	—	28,277
Other long-term liabilities	—	11,360	24,461	—	35,821
Long-term liabilities associated with discontinued operations	—	—	5,765	—	5,765
Total liabilities	6,118	1,126,714	531,075	(558,529)	1,105,378
Total equity	537,184	543,275	543,275	(1,086,550)	537,184
Total liabilities and equity	$543,302	$1,669,989	$1,074,350	$(1,645,079)	$1,642,562

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

Condensed Consolidating Statement of Operations and Comprehensive Loss
Three Months Ended March 31, 2019
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Revenues	$—	$214,790	$164,631	$(27,975)	$351,446
Cost of sales (excluding depreciation and amortization expense)	—	185,306	101,513	(27,975)	258,844
Selling, general and administrative	297	22,107	21,048	—	43,452
Depreciation and amortization	—	14,927	23,290	—	38,217
Restatement related charges	—	48	—	—	48
Restructuring and other charges	—	—	384	—	384
Interest expense	—	8,470	(307)	—	8,163
Intercompany charges, net	—	1,919	(1,919)	—	—
Equity in (income) loss of affiliates	5,097	(15,033)	20,130	(10,194)	—
Other (income) expense, net	—	(41)	(1,204)	—	(1,245)
Income (loss) before income taxes	(5,394)	(2,913)	1,696	10,194	3,583
Provision for income taxes	—	2,184	6,956	—	9,140
Loss from continuing operations	(5,394)	(5,097)	(5,260)	10,194	(5,557)
Income from discontinued operations, net of tax	—	—	163	—	163
Net loss	(5,394)	(5,097)	(5,097)	10,194	(5,394)
Other comprehensive loss	(968)	(968)	(968)	1,936	(968)
Comprehensive loss attributable to Exterran stockholders	$(6,362)	$(6,065)	$(6,065)	$12,130	$(6,362)

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

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(48)	$(1,302)	$50,375	$—	$49,025
Net cash provided by discontinued operations	—	—	16	—	16
Net cash provided by (used in) operating activities	(48)	(1,302)	50,391	—	49,041

Cash flows from investing activities:
Capital expenditures	—	(35,065)	(41,289)	—	(76,354)
Proceeds from sale of property, plant and equipment	—	721	3,291	—	4,012
Intercompany transfers	—	(4,300)	(12,627)	16,927	—
Settlement of foreign currency derivatives	—	(207)	—	—	(207)
Net cash used in investing activities	—	(38,851)	(50,625)	16,927	(72,549)

Cash flows from financing activities:
Proceeds from borrowings of debt	—	179,000	—	—	179,000
Repayments of debt	—	(149,113)	—	—	(149,113)
Intercompany transfers	4,300	12,627	—	(16,927)	—
Purchases of treasury stock	(4,271)	(2,430)	—	—	(6,701)
Net cash provided by financing activities	29	40,084	—	(16,927)	23,186

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(402)	—	(402)
Net decrease in cash, cash equivalents and restricted cash	(19)	(69)	(636)	—	(724)
Cash, cash equivalents and restricted cash at beginning of period	46	1,185	18,247	—	19,478
Cash, cash equivalents and restricted cash at end of period	$27	$1,116	$17,611	$—	$18,754

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

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

General

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a global systems and process company offering solutions in the oil, gas, water and power markets. We are a leader in natural gas processing and treatment and compression products and services, providing critical midstream infrastructure solutions to customers throughout the world. Our manufacturing facilities are located in the United States of America (“U.S.”), Singapore and the United Arab Emirates.

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

In our contract operations business line, we provide compression, processing, treating and water treatment services through the operation of our natural gas compression equipment, crude oil and natural gas production and process equipment and water treatment equipment for our customers. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, repair, overhaul, upgrade, startup and commissioning and reconfiguration services to customers who own their own oil and natural gas compression, production, processing, treating and related equipment. In our product sales business line, we design, engineer, manufacture, install and sell natural gas compression packages as well as equipment used in the treating and processing of crude oil, natural gas and water to our customers throughout the world and for use in our contract operations business line. We also offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as integrated projects.

Our chief operating decision maker manages business operations, evaluates performance and allocates resources based on the Company’s three primary business lines, which are also referred to as our segments. In order to more efficiently and effectively identify and serve our customer needs, we classify our worldwide operations into four geographic regions. The North America region is primarily comprised of our operations in Mexico and the U.S. The Latin America region is primarily comprised of our operations in Argentina, Bolivia and Brazil. The Middle East and Africa region is primarily comprised of our operations in Bahrain, Iraq, Oman, Nigeria and the United Arab Emirates. The Asia Pacific region is primarily comprised of our operations in China, Indonesia, Singapore and Thailand.

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

From a long-term perspective, industry observers anticipate strong global demand for hydrocarbons, including demand for liquefied natural gas. However, customer cash flows and focus on returns on capital could drive customer investment priorities. Industry observers believe shareholders are encouraging management teams of energy producers to focus operational and compensation strategies on returns and cash flow generation rather than solely on production growth. To accomplish these strategies, energy producers may need to better prioritize capital spending, which could impact resource allocation and ultimately the amount of new projects and capital spending by our customers.

Our Performance Trends and Outlook

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression and oil and natural gas production and processing and our customers’ decisions to use our products and services, use our competitors’ products and services or own and operate the equipment themselves.

Historically, oil, natural gas and natural gas liquids prices and the level of drilling and exploration activity in North America have been volatile. The Henry Hub spot price for natural gas was $2.73 per MMBtu at March 31, 2019, which was 16% and 3% lower than the prices at December 31, 2018 and March 31, 2018, respectively, and the U.S. natural gas liquid composite price was $6.46 per MMBtu for the month of January 2019, which was 1% higher than the price for the month of December 2018 and 10% lower than the price for the month of March 2018. In addition, the West Texas Intermediate crude oil spot price as of March 31, 2019 was 33% higher than the price at December 31, 2018 and 7% lower than the price at March 31, 2018. Volatility in commodity prices and an industry trend towards disciplined capital spending have caused timing uncertainties in demand recently. These uncertainties are resulting in tentative customer spending and investments in equipment in North America. Booking activity levels for our manufactured products in North America during the three months ended March 31, 2019 were $52.8 million, which represents decreases of 66% and 72% compared to the three months ended December 31, 2018 and March 31, 2018, respectively.

Longer-term fundamentals in our international markets partially depend on international oil and gas infrastructure projects, many of which are based on the longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based on longer-term fundamentals that may be less tied to near term commodity prices than our North American customers. Over the long term, we believe the demand for our products and services in international markets will continue, and we expect to have opportunities to grow our international businesses. Booking activity levels for our manufactured products in international markets during the three months ended March 31, 2019 were $33.4 million, which represents increases of 971% and 1,323% compared to the three months ended December 31, 2018 and March 31, 2018, respectively.

Aggregate booking activity levels for our manufactured products in North America and international markets during the three months ended March 31, 2019 were $86.2 million, which represents decreases of 46% and 55% compared to the three months ended December 31, 2018 and March 31, 2018, respectively. Fluctuations in the size and timing of customers’ requests for bid proposals and awards of new contracts tend to create variability in booking activity levels from period to period.

The timing of any change in activity levels by our customers is difficult to predict. As a result, our ability to project the anticipated activity level for our business, and particularly our product sales segment, is limited. Given the volatility of the global energy markets and industry capital spending activity levels, we plan to monitor and control our expense levels as necessary to protect our profitability. Additionally, volatility in commodity prices could delay investments by our customers in significant projects, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

Our level of capital spending largely depends on the demand for our contract operations services and the equipment required to provide such services to our customers. Based on demand we see for contract operations, we anticipate investing approximately the same level of capital in our contract operations business in 2019 as we did in 2018.

A decline in demand for oil and natural gas or prices for those commodities, or instability in the global energy markets could cause a reduction in demand for our products and services. We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

Operating Highlights

The following table summarizes our contract operations and product sales backlog (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018
Contract Operations Backlog:
Contract operations services	$1,357,411	$1,398,644	$1,215,877

Product Sales Backlog:
Compression equipment	$367,226	$471,827	$206,252
Processing and treating equipment	161,206	229,258	199,122
Production equipment	—	2,438	9,481
Other product sales	25,059	2,246	12,041
Total product sales backlog	$553,491	$705,769	$426,896

Financial Results of Operations

Summary of Results

Revenue.
Revenue during the three months ended March 31, 2019 and 2018 was $351.4 million and $350.4 million, respectively. The increase in revenue during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was due to an increase in revenue in our product sales segment, partially offset by a decrease in revenue in our contract operations segment.

Net income (loss).
We generated net loss of $5.4 million and net income $5.3 million during the three months ended March 31, 2019 and 2018, respectively. The decrease in net income during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to an increase in depreciation and amortization expense, an increase in income taxes and a decrease in gross margin for our contract operations segment, partially offset by a long-lived asset impairment in the prior year period and an increase in gross margin for our product sales segment.

EBITDA, as adjusted.
Our EBITDA, as adjusted, was $50.2 million and $50.7 million during the three months ended March 31, 2019 and 2018, respectively. EBITDA, as adjusted, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 decreased primarily due to a decrease in gross margin for our contract operations segment, partially offset by a decrease of foreign currency losses, excluding the remeasurement of intercompany balances, of $1.6 million and an increase in gross margin for our product sales segment.

EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures” included elsewhere in this Quarterly Report.

The Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Contract Operations
(dollars in thousands)

	Three Months Ended March 31,
	2019	2018	Change	% Change
Revenue	$85,700	$96,493	$(10,793)	(11)%
Cost of sales (excluding depreciation and amortization expense)	28,591	35,385	(6,794)	(19)%
Gross margin	$57,109	$61,108	$(3,999)	(7)%
Gross margin percentage (1)	67%	63%	4%	6%
___________________
(1) Defined as gross margin divided by revenue.

The decrease in revenue during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to decreases in revenue of $8.2 million and $3.9 million in the Latin America region and Asia Pacific region, respectively, partially offset by an increase in revenue of $1.5 million in the Middle East and Africa region. The revenue decrease in the Latin America region was primarily driven by a decrease of $5.3 million in Argentina largely resulting from the current year impact of the devaluation of the Argentine Peso during the second half of 2018 and a $2.6 million decrease in Brazil primarily driven by projects that terminated in 2018 and 2019 and the impact of foreign currency exchange rates. The revenue decrease in the Asia Pacific region was primarily driven by a $2.8 million recovery of an early termination fee in the first quarter of 2018 for a contract that terminated in January 2016. The revenue increase in the Middle East and Africa region was primarily due to the start-up of a project that was not operating in the prior year period. Gross margin decreased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the revenue decreases explained above. Gross margin percentage during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 increased primarily due to the devaluation of the Argentine Peso discussed above.

Aftermarket Services
(dollars in thousands)

	Three Months Ended March 31,
	2019	2018	Change	% Change
Revenue	$27,302	$26,371	$931	4%
Cost of sales (excluding depreciation and amortization expense)	20,718	18,897	1,821	10%
Gross margin	$6,584	$7,474	$(890)	(12)%
Gross margin percentage	24%	28%	(4)%	(14)%

The increase in revenue during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to increases in commissioning services, preventative maintenance services and part sales, offset by a decrease in operation and maintenance services. Gross margin and gross margin percentage decreased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to a shift in services mix in the Latin America region.

Product Sales
(dollars in thousands)

	Three Months Ended March 31,
	2019	2018	Change	% Change
Revenue	$238,444	$227,519	$10,925	5%
Cost of sales (excluding depreciation and amortization expense)	209,535	200,336	9,199	5%
Gross margin	$28,909	$27,183	$1,726	6%
Gross margin percentage	12%	12%	—%	—%

The increase in revenue during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to an increase in revenue of $54.5 million in the Middle East and Africa region, partially offset by decreases in revenue of $32.3 million and $11.9 million in the North America and Asia Pacific regions, respectively. The increase in revenue in the Middle East and Africa region was primarily due to an increase of $54.6 million in processing and treating equipment revenue. The decrease in revenue in the North America region was primarily due to decreases of $51.4 million and $6.2 million in processing and treating equipment revenue and production equipment revenue, respectively, partially offset by an increase of $25.4 million in compression equipment revenue. In June 2018, we completed the sale of our North America production equipment assets (“PEQ assets”). The decrease in revenue in the Asia Pacific region was primarily due to a decrease of $11.2 million in compression equipment revenue. Gross margin increased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to the revenue increase explained above. Gross margin percentage during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 remained flat.

Costs and Expenses
(dollars in thousands)

	Three Months Ended March 31,
	2019	2018	Change	% Change
Selling, general and administrative	$43,452	$44,242	$(790)	(2)%
Depreciation and amortization	38,217	31,029	7,188	23%
Long-lived asset impairment	—	1,804	(1,804)	(100)%
Restatement related charges	48	621	(573)	(92)%
Restructuring and other charges	384	—	384	N/A
Interest expense	8,163	7,219	944	13%
Other (income) expense, net	(1,245)	1,420	(2,665)	(188)%

Selling, general and administrative
SG&A expense remained relatively flat during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. SG&A expense as a percentage of revenue was 12% and 13% during the three months ended March 31, 2019 and 2018, respectively.

Depreciation and amortization
Depreciation and amortization expense during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 increased primarily due to an increase in depreciation expense of $5.2 million in the current year period resulting from an amendment to a contract operations contract in the fourth quarter of 2018.

Long-lived asset impairment
In the fourth quarter of 2017, we classified certain PEQ assets primarily related to inventory and property, plant and equipment, net, within our product sales business as assets held for sale in our balance sheets. In June 2018, we completed the sale of our PEQ assets. During the three months ended March 31, 2018, we recorded an impairment of $1.8 million to reduce these assets to their approximate fair values based on the expected net proceeds.

Restatement related charges
During the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. During the three months ended March 31, 2018, we incurred $0.6 million of external costs associated with an SEC investigation and remediation activities related to the restatement of our financial statements.

Restructuring and other charges
In the second quarter of 2018, we initiated a relocation plan in the North America region to better align our contract operations business with our customers. As a result of this plan, during the three months ended March 31, 2019, we incurred restructuring and other charges of $0.4 million related to relocation costs.

Interest expense
The increase in interest expense during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a higher average balance of long-term debt, partially offset by a decrease in the effective interest rate on our debt. During the three months ended March 31, 2019 and 2018, the average daily outstanding borrowings of long-term debt were $484.2 million and $392.3 million, respectively.

Other (income) expense, net
The change in other (income) expense, net, was primarily due to foreign currency gains, net of losses on foreign currency derivatives, of $0.1 million during the three months ended March 31, 2019 compared to foreign currency losses of $1.9 million during the three months ended March 31, 2018. Foreign currency gains and losses included translation gains, net of losses on foreign currency derivatives, of $0.2 million and translation losses of $0.6 million during the three months ended March 31, 2019 and 2018, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. The change in other (income) expense, net, also included an increase of $0.8 million in gains on sale of property, plant and equipment.

Income Taxes
(dollars in thousands)

	Three Months Ended March 31,
	2019	2018	Change	% Change
Provision for income taxes	$9,140	$5,492	$3,648	66%
Effective tax rate	255.1%	58.2%	196.9%	338%

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21.0% and our effective tax rate for the quarter ended March 31, 2019: (i) a $3.0 million negative impact resulting from the recording of valuation allowances recorded against U.S. federal net operating losses and (ii) a $3.4 million negative impact resulting from foreign currency devaluations in Argentina. Our effective tax rate for the three months ended March 31, 2019 increased over the comparative period of March 31, 2018 primarily due to recording additional valuation allowance in the U.S. and additional tax related to foreign exchange movement in Argentina in 2019, and a valuation allowance release in Indonesia in the comparative period, partially offset by a decrease in foreign withholding tax.

Discontinued Operations
(dollars in thousands)

	Three Months Ended March 31,
	2019	2018	Change	% Change
Income from discontinued operations, net of tax	$163	$1,399	$(1,236)	(88)%

Income from discontinued operations, net of tax, includes our Venezuelan subsidiary’s operations that were expropriated in June 2009 and our Belleli EPC business.

Income from discontinued operations, net of tax, decreased primarily due to decreased activities resulting from our exit of Belleli EPC during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. For further details on our discontinued operations, see Note 4 to the Financial Statements.

Liquidity and Capital Resources

Our unrestricted cash balance was $18.6 million at March 31, 2019, compared to $19.3 million at December 31, 2018. Working capital increased to $111.5 million at March 31, 2019 from $108.7 million at December 31, 2018. The increase in working capital was primarily due to an increase in accounts receivables, an increase in inventory and a decrease in contract liabilities, partially offset by an increase in accounts payable and a decrease in contract assets. The increase in accounts receivable was mostly related to the timing of payments received from contract operations customers in the Latin America region during the current year period. The increase in inventory and decrease in contract assets were primarily driven by higher product sales activity in North America. The decrease in contract liabilities was primary due to the timing of payments received on a significant product sales contract in the Middle East and Africa region. The increase in accounts payable was largely caused by the timing of payments made to suppliers during the current year period.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in) continuing operations:
Operating activities	$49,025	$3,626
Investing activities	(72,549)	(46,959)
Financing activities	23,186	14,878
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(402)	(571)
Discontinued operations	16	(2,783)
Net change in cash, cash equivalents and restricted cash	$(724)	$(31,809)

Operating Activities.  The increase in net cash provided by operating activities during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily attributable to better collections of in-period billings during the current year period and an increase in cash received from upfront billings on contract operations jobs. Working capital changes during the three months ended March 31, 2019 included an increase of $24.1 million in contract liabilities, an increase of $19.4 million in inventory and an increase of $16.7 million in accounts receivable. Working capital changes during the three months ended March 31, 2018 included an increase of $34.3 million in inventory, an increase of $31.4 million in contract assets and a decrease of $20.8 million in accounts receivable.

Investing Activities.  The increase in net cash used in investing activities during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily attributable to a $27.1 million increase in capital expenditures. The increase in capital expenditures was primarily driven by an increase in growth capital expenditures on contract operations services contracts in the Latin America region.

Financing Activities.  The increase in net cash provided by financing activities during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily attributable to an increase in net borrowings of $12.0 million on our long-term debt, partially offset by an increase of $3.3 million in purchases of treasury stock.

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

Long-Term Debt. We and our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”), are parties to an amended and restated credit agreement (the “Credit Agreement”) consisting of a $700.0 million revolving credit facility expiring in October 2023.

During the three months ended March 31, 2019 and 2018, the average daily outstanding borrowings of long-term debt were $484.2 million and $392.3 million, respectively. The weighted average annual interest rate on outstanding borrowings under our revolving credit facility at March 31, 2019 and 2018 was 4.3% and 3.7%, respectively.

As of March 31, 2019, we had $65.0 million in outstanding borrowings and $55.4 million in outstanding letters of credit under our revolving credit facility. At March 31, 2019, taking into account guarantees through letters of credit, we had undrawn capacity of $579.6 million under our revolving credit facility. Our Amended Credit Agreement limits our senior secured leverage ratio (as defined in the Amended Credit Agreement) on the last day of the fiscal quarter to no greater than 2.75 to 1.0. As a result of this limitation, $547.6 million of the $579.6 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of March 31, 2019.

The Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Credit Agreement) of 2.75 to 1.00. As of March 31, 2019, we maintained a 9.0 to 1.0 interest coverage ratio, a 1.9 to 1.0 total leverage ratio and a 0.3 to 1.0 senior secured leverage ratio. As of March 31, 2019, we were in compliance with all financial covenants under the Credit Agreement.

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued $375.0 million aggregate principal amount of 8.125% senior unsecured notes due 2025 (the “2017 Notes”). The 2017 Notes are guaranteed by us on a senior unsecured basis. We may redeem the 2017 Notes at any time in cash, in whole or part, at certain redemption prices, including the applicable make-whole premium plus accrued and unpaid interest, if any, to the date of redemption.

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

Unrestricted Cash. Of our $18.6 million unrestricted cash balance at March 31, 2019, $17.7 million was held by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to foreign withholding taxes. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S., the available borrowing capacity under our revolving credit facility and the repayment of intercompany liabilities from our non-U.S. subsidiaries will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

Share Repurchase Program. On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended March 31, 2019, we repurchased 268,500 shares of our common stock for $4.7 million in connection with our share repurchase program. As of March 31, 2019, the remaining authorized repurchase amount under the share repurchase program was $95.3 million.

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

The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(5,394)	$5,337
Income from discontinued operations, net of tax	(163)	(1,399)
Depreciation and amortization	38,217	31,029
Long-lived asset impairment	—	1,804
Restatement related charges	48	621
Restructuring and other charges	384	—
Interest expense	8,163	7,219
(Gain) loss on currency exchange rate remeasurement of intercompany balances	(238)	630
Provision for income taxes	9,140	5,492
EBITDA, as adjusted	$50,157	$50,733

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with changes in foreign currency exchange rates due to our significant international operations. While the majority of our revenue contracts are denominated in the U.S. dollar, certain contracts or portions of certain contracts, most notably within our contract operations segment, are exposed to foreign currency fluctuations. Approximately 20% of revenues in our contract operations segment are denominated in a currency other than the U.S. dollar. The currencies for which we have our largest exchange rate exposures are related to changes in the Argentine Peso and the Brazilian Real. During the three months ended March 31, 2019, the Argentine Peso and Brazilian Real depreciated by approximately 12% and 1%, respectively. The impact of foreign currency risk on income for these contracts is generally mitigated by matching costs with revenues in the same currency.

Additionally, the net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded foreign currency gains of $0.7 million and foreign currency losses of $1.9 million in our statements of operations during the three months ended March 31, 2019 and 2018, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Our material exchange rate exposure relates to intercompany loans to subsidiaries whose functional currency are the Brazilian Real and Canadian Dollar, which loans carried U.S. dollars balances of $17.0 million and $18.4 million, respectively, as of March 31, 2019. Foreign currency gains and losses included translation gains of $0.4 million and translation losses of $0.6 million during the three months ended March 31, 2019 and 2018, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. During the three months ended March 31, 2019, we entered into forward currency exchange contracts to mitigate exposures in U.S. dollars related to the Argentine Peso, Brazilian Real and Indonesian Rupiah. As a result of entering into these contracts, we recognized losses of $0.7 million during the three months ended March 31, 2019. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recoded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Contemporaneously with filing the Form 8-K on April 26, 2016, we self-reported the errors and possible irregularities at Belleli EPC to the SEC. On April 8, 2019, the SEC provided written notice to us stating that based on the information they have as of this date, they have concluded their investigation and do not intend to recommend enforcement action by the SEC against us in connection with this matter.

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table summarizes our repurchases of equity securities during the three months ended March 31, 2019:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs (2)
January 1, 2019 - January 31, 2019	—	$—	N/A	N/A
February 1, 2019 - February 28, 2019	208	17.25	—	$100,000,000
March 1, 2019 - March 31, 2019	142,653	17.01	268,500	95,342,742
Total	142,861	17.01	268,500	95,342,742
____________________

(1)	Includes shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

(2)
On February 20, 2019, our board of directors approved a share repurchase program, under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost.

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

10.1†*	Form of Award Notice and Agreement for Performance Units pursuant to the 2015 Stock Incentive Plan
10.2†*	Form of Award Notice and Agreement for Time-Vested Restricted Stock pursuant to the 2015 Stock Incentive Plan
10.3†*	Form of Award Notice and Agreement for Time-Vested Restricted Stock Units pursuant to the 2015 Stock Incentive Plan
10.4†*	Form of Award Notice and Agreement for Common Stock Award for Non-Employee Directors pursuant to the 2015 Stock Incentive Plan
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
________________________________

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exterran Corporation

Date: May 2, 2019	By:	/s/ DAVID A. BARTA
David A. Barta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)