Form 10-Q
period 2019-06-30
Exterran Corp
filed 2019-08-06
CIK 1635881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO

Commission File No. 001-36875

EXTERRAN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		47-3282259
(State or Other Jurisdiction of		(I.R.S. Employer
Incorporation or Organization)		Identification No.)

11000 Equity Drive
Houston	Texas	77041
(Address of principal executive offices)		(Zip Code)
(281) 836-7000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report)

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

Number of shares of the common stock of the registrant outstanding as of July 30, 2019: 35,293,269 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS

Current assets:
Cash and cash equivalents	$17,172	$19,300
Restricted cash	25	178
Accounts receivable, net of allowance of $5,354 and $5,474, respectively	266,567	248,467
Inventory, net (Note 5)	176,814	150,689
Contract assets (Note 2)	43,318	91,602
Other current assets	35,276	44,234
Current assets associated with discontinued operations (Note 4)	4,293	11,605
Total current assets	543,465	566,075
Property, plant and equipment, net (Note 6)	946,183	901,577
Operating lease right-of-use assets (Note 3)	30,181	—
Deferred income taxes	11,310	11,370
Intangible and other assets, net	88,437	86,371
Long-term assets held for sale (Note 7)	5,445	—
Long-term assets associated with discontinued operations (Note 4)	2,984	1,661
Total assets	$1,628,005	$1,567,054

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$156,463	$165,744
Accrued liabilities	114,452	123,335
Contract liabilities (Note 2)	115,151	153,483
Current operating lease liabilities (Note 3)	6,671	—
Current liabilities associated with discontinued operations (Note 4)	9,548	14,767
Total current liabilities	402,285	457,329
Long-term debt (Note 8)	459,093	403,810
Deferred income taxes	4,492	6,005
Long-term contract liabilities (Note 2)	169,079	101,363
Long-term operating lease liabilities (Note 3)	29,557	—
Other long-term liabilities	42,899	39,812
Long-term liabilities associated with discontinued operations (Note 4)	618	5,914
Total liabilities	1,108,023	1,014,233
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 37,486,745 and 36,868,066 shares issued, respectively	375	369
Additional paid-in capital	742,355	734,458
Accumulated deficit	(227,560)	(208,677)
Treasury stock — 2,194,230 and 721,280 common shares, at cost, respectively	(32,871)	(11,560)
Accumulated other comprehensive income	37,683	38,231
Total stockholders’ equity (Note 13)	519,982	552,821
Total liabilities and stockholders’ equity	$1,628,005	$1,567,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues (Note 2):
Contract operations	$89,684	$91,487	$175,384	$187,980
Aftermarket services	30,113	32,267	57,415	58,638
Product sales	271,077	219,717	509,521	447,236
	390,874	343,471	742,320	693,854
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	30,336	32,372	58,927	67,757
Aftermarket services	21,017	23,706	41,735	42,603
Product sales	240,606	191,762	450,141	392,098
Selling, general and administrative	45,636	44,382	89,088	88,624
Depreciation and amortization	36,319	30,184	74,536	61,213
Long-lived asset impairment (Note 10)	5,919	—	5,919	1,804
Restatement related charges (recoveries), net	(28)	(597)	20	24
Restructuring and other charges (Note 11)	5,788	1,422	6,172	1,422
Interest expense	9,928	6,883	18,091	14,102
Other (income) expense, net	(477)	5,204	(1,722)	6,624
	395,044	335,318	742,907	676,271
Income (loss) before income taxes	(4,170)	8,153	(587)	17,583
Provision for income taxes (Note 12)	10,592	9,622	19,732	15,114
Income (loss) from continuing operations	(14,762)	(1,469)	(20,319)	2,469
Income from discontinued operations, net of tax (Note 4)	7,457	1,544	7,620	2,943
Net income (loss)	$(7,305)	$75	$(12,699)	$5,412

Basic net income (loss) per common share (Note 15):
Income (loss) from continuing operations per common share	$(0.42)	$(0.04)	$(0.57)	$0.07
Income from discontinued operations per common share	0.21	0.04	0.21	0.08
Net income (loss) per common share	$(0.21)	$—	$(0.36)	$0.15

Diluted net income (loss) per common share (Note 15):
Income (loss) from continuing operations per common share	$(0.42)	$(0.04)	$(0.57)	$0.07
Income from discontinued operations per common share	0.21	0.04	0.21	0.08
Net income (loss) per common share	$(0.21)	$—	$(0.36)	$0.15

Weighted average common shares outstanding used in net income (loss) per common share (Note 15):
Basic	35,149	35,455	35,393	35,376
Diluted	35,149	35,455	35,393	35,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(7,305)	$75	$(12,699)	$5,412
Other comprehensive income (loss):
Foreign currency translation adjustment	420	(8,123)	(548)	(7,366)
Comprehensive loss	$(6,885)	$(8,048)	$(13,247)	$(1,954)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2018	$362	$739,164	$(223,510)	$(6,937)	$45,707	$554,786
Cumulative-effect adjustment from adoption of ASC 606 (Note 2)			(10,021)			(10,021)
Net income			5,337			5,337
Options exercised		428				428
Foreign currency translation adjustment					757	757
Treasury stock purchased				(3,440)		(3,440)
Stock-based compensation, net of forfeitures	5	3,599				3,604
Balance, March 31, 2018	$367	$743,191	$(228,194)	$(10,377)	$46,464	$551,451
Net income			75			75
Options exercised		135				135
Foreign currency translation adjustment					(8,123)	(8,123)
Treasury stock purchased				(41)		(41)
Stock-based compensation, net of forfeitures		3,454				3,454
Balance, June 30, 2018	$367	$746,780	$(228,119)	$(10,418)	$38,341	$546,951

Balance, January 1, 2019	$369	$734,458	$(208,677)	$(11,560)	$38,231	$552,821
Cumulative-effect adjustment from adoption of ASC 842 (Note 1)			(6,184)			(6,184)
Net loss			(5,394)			(5,394)
Foreign currency translation adjustment					(968)	(968)
Treasury stock purchased				(7,087)		(7,087)
Stock-based compensation, net of forfeitures	6	3,990				3,996
Balance, March 31, 2019	$375	$738,448	$(220,255)	$(18,647)	$37,263	$537,184
Net loss			(7,305)			(7,305)
Foreign currency translation adjustment					420	420
Transfers from Archrock, Inc.		420				420
Treasury stock purchased				(14,224)		(14,224)
Stock-based compensation, net of forfeitures		3,487				3,487
Balance, June 30, 2019	$375	$742,355	$(227,560)	$(32,871)	$37,683	$519,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(12,699)	$5,412
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	74,536	61,213
Long-lived asset impairment	5,919	1,804
Amortization of deferred financing costs	1,256	1,342
Income from discontinued operations, net of tax	(7,620)	(2,943)
Provision for doubtful accounts	—	606
Gain on sale of property, plant and equipment	(1,132)	(348)
(Gain) loss on remeasurement of intercompany balances	(1,037)	4,081
Loss on foreign currency derivatives	794	—
Loss on sale of business	—	1,714
Stock-based compensation expense	7,483	7,058
Deferred income tax benefit	(4,281)	(3,366)
Changes in assets and liabilities:
Accounts receivable and notes	(15,746)	(3,875)
Inventory	(29,260)	(70,126)
Contract assets	44,049	(21,582)
Other current assets	7,721	9,325
Accounts payable and other liabilities	(13,808)	39,587
Contract liabilities	33,123	(3,746)
Other	(5,472)	1,984
Net cash provided by continuing operations	83,826	28,140
Net cash provided by discontinued operations	3,102	881
Net cash provided by operating activities	86,928	29,021

Cash flows from investing activities:
Capital expenditures	(126,116)	(94,234)
Proceeds from sale of property, plant and equipment	4,149	2,372
Settlement of foreign currency derivatives	(794)	—
Proceeds from sale of business	—	5,000
Net cash used in continuing operations	(122,761)	(86,862)
Net cash provided by discontinued operations	—	66
Net cash used in investing activities	(122,761)	(86,796)

Cash flows from financing activities:
Proceeds from borrowings of debt	386,000	255,000
Repayments of debt	(331,225)	(222,758)
Transfers from Archrock, Inc.	420	—
Payments for debt issuance costs	—	(47)
Proceeds from stock options exercised	—	563
Purchases of treasury stock (Note 13)	(21,311)	(3,481)
Net cash provided by financing activities	33,884	29,277

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(332)	(2,455)
Net decrease in cash, cash equivalents and restricted cash	(2,281)	(30,953)
Cash, cash equivalents and restricted cash at beginning of period	19,478	49,691
Cash, cash equivalents and restricted cash at end of period	$17,197	$18,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Basis of Presentation

Description of Business

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” “the Company,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a global systems and process company offering solutions in the oil, gas, water and power markets. We are a leader in natural gas processing and treatment and compression products and services, providing critical midstream infrastructure solutions to customers throughout the world. We provide our products and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. Our manufacturing facilities are located in the U.S., Singapore and the United Arab Emirates. We operate in three primary business lines: contract operations, aftermarket services and product sales.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”). The update requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases. Leases are now classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations. The update also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. On January 1, 2019, we adopted the standard using the transition method that allows us to initially apply ASC 842 as of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, we elected certain practical expedients permitted by ASC 842 in applying the lease standard upon adoption. Upon implementation of the new lease standard, we did not reassess whether a contract is or contains a lease at the date of initial application. For contracts entered into before the transition date, we used the lease classification under the accounting standards in effect prior to adoption. We also excluded initial direct costs for the measurement of the right-of-use asset at the date of initial application. As a result of this adoption, as a lessee, we recorded operating lease assets and lease liabilities of $21.2 million and $26.5 million, respectively, as of January 1, 2019. The difference between the lease assets and lease liabilities, including prepayments, was recorded as an adjustment to retained earnings. The adoption of this standard did not have a material effect on our statements of operations and cash flows. See Note 3 for the required disclosures related to the impact of adopting this standard.

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

From a lessor perspective, new customer contracts entered into or modified on or after January 1, 2019 have been assessed in accordance with ASC 842 and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), as applicable and will be assessed accordingly in future periods. Additionally, for contracts determined to have lease and nonlease components, we have elected to apply the practical expedient to not separate the components and account for those components as a single component, if the applicable conditions are met. Furthermore, for contracts where the nonlease component is determined to be the predominant component, revenue will continue to be recognized in accordance with ASC 606. During the six months ended June 30, 2019, there were no new customer contracts or amendments to existing customer contracts that were assessed to be within ASC 842.

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

Disaggregation of Revenue

The following tables present disaggregated revenue by products and services lines and by geographical regions for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2019
Revenue by Products and Services	2019	2018	2019	2018
Contract Operations Segment:
Contract operations services (1)	$89,684	$91,487	$175,384	$187,980

Aftermarket Services Segment:
Operation and maintenance services (1)	$14,102	$14,722	$26,775	$28,597
Part sales (2)	12,193	11,077	21,989	20,210
Other services (1)	3,818	6,468	8,651	9,831
Total aftermarket services	$30,113	$32,267	$57,415	$58,638

Product Sales Segment:
Compression equipment (1)	$170,263	$129,436	$315,702	$260,995
Processing and treating equipment (1)	99,863	79,407	189,083	165,522
Production equipment (2)	23	6,782	2,458	14,780
Other product sales (1) (2)	928	4,092	2,278	5,939
Total product sales revenues	$271,077	$219,717	$509,521	$447,236

Total revenues	$390,874	$343,471	$742,320	$693,854

(1)	Revenue recognized over time.

(2)	Revenue recognized at a point in time.

	Three Months Ended June 30,		Six Months Ended June 30, 2019
Revenue by Geographical Regions	2019	2018	2019	2018
North America	$221,462	$222,357	$420,395	$454,205
Latin America	57,450	72,638	118,009	140,589
Middle East and Africa	100,469	31,353	183,260	57,478
Asia Pacific	11,493	17,123	20,656	41,582
Total revenues	$390,874	$343,471	$742,320	$693,854

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

The following table summarizes the expected timing of revenue recognition from unsatisfied performance obligations (commonly referred to as backlog) as of June 30, 2019 (in thousands):

	Contract Operations Segment	Product Sales Segment
Remainder of 2019	$180,579	$273,708
2020	207,232	82,817
2021	202,012	5,149
2022	166,628	—
2023	149,175	—
Thereafter	413,359	—
Total backlog	$1,318,985	$361,674

Our aftermarket services contracts are subject to cancellation or modification at the election of the customer.

Contract Assets and Contract Liabilities

The following table provides information about accounts receivables, net, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivables, net	$266,567	$248,467
Contract assets and contract liabilities:
Current contract assets	43,318	91,602
Long-term contract assets	5,449	5,430
Current contract liabilities	115,151	153,483
Long-term contract liabilities	169,079	101,363

During the six months ended June 30, 2019, revenue recognized from contract operations services included $9.7 million of revenue deferred in previous periods. Revenue recognized during the six months ended June 30, 2019 from product sales performance obligations partially satisfied in previous periods was $431.7 million, of which $93.2 million was included in billings in excess of costs at the beginning of the period. The decreases in current contract assets and current contract liabilities during the six months ended June 30, 2019 were primarily driven by progression of product sales projects and the timing of milestone billings in the North America region. The increase in long-term contract liabilities during the six months ended June 30, 2019 was primarily driven by advanced billings to contract operations customers in the Latin America region.

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

Our lease agreements are negotiated on an individual basis and contain a variety of different terms and conditions. They generally do not contain any material residual value guarantees or material restrictive covenants. Certain lease agreements include rental payments adjusted periodically for inflation. Additionally, some of our leases include one or more options to renew, with renewal terms that can extend the lease term from one month to 10 years. Options to renew our lease terms are included in determining the right-of-use asset and lease liability when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. During the three and six months ended June 30, 2019, we recorded expense of $2.3 million and 4.3 million for our operating leases, respectively, of which $0.2 million and 0.3 million of expenses related to operating leases with initial terms of 12 months or less, respectively. We do not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. As of June 30, 2019, the weighted average remaining lease term and weighted average discount rate applied for our operating leases were nine years and 7%, respectively.

As of June 30, 2019, our lease assets and lease liabilities consisted of the following (in thousands):

Leases	Classification	June 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$30,181

Liabilities
Operating - current	Current operating lease liabilities	$6,671
Operating - noncurrent	Long-term operating lease liabilities	29,557
Total lease liabilities		$36,228

As of June 30, 2019, maturities of our operating lease liabilities consisted of the following (in thousands):

Maturity of Operating Lease Liabilities	June 30, 2019 (1)
Remainder of 2019	$238
2020	7,484
2021	6,646
2022	5,677
2023	5,045
Thereafter	26,241
Total lease payments	51,331
Less: Imputed interest	(15,103)
Present value of lease liabilities	$36,228

(1)    Includes anticipated lease incentives of $3.3 million.

As of December 31, 2018, commitments for future minimum rental payments with terms in excess of one year were as follows (in thousands):

Future Minimum Rental Payments	December 31, 2018
2019	$6,076
2020	5,929
2021	4,583
2022	3,756
2023	3,038
Thereafter	11,615
Total lease payments	$34,997

The following table provides supplemental cash flow information related to leases for the six months ended June 30, 2019 (in thousands):

Cash Flow Information	Classification	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	Net cash provided by operating activities	$(1,247)
Leased assets obtained in exchange for new operating lease liabilities	Non-cash	1,867

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

The following table summarizes the operating results of discontinued operations (in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Venezuela	Belleli EPC	Total	Venezuela	Belleli EPC	Total
Revenue	$—	$97	$97	$—	$2,915	$2,915
Cost of sales (excluding depreciation and amortization expense)	—	(1,283)	(1,283)	—	2,808	2,808
Selling, general and administrative	33	149	182	29	127	156
Depreciation and amortization	—	—	—	—	52	52
Other (income) expense, net	—	(4)	(4)	—	(1,689)	(1,689)
Provision for (benefit from) income taxes	—	(6,255)	(6,255)	—	44	44
Income (loss) from discontinued operations, net of tax	$(33)	$7,490	$7,457	$(29)	$1,573	$1,544

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Venezuela	Belleli EPC	Total	Venezuela	Belleli EPC	Total
Revenue	$—	$234	$234	$—	$7,882	$7,882
Cost of sales (excluding depreciation and amortization expense)	—	(1,599)	(1,599)	—	5,211	5,211
Selling, general and administrative	68	690	758	61	187	248
Depreciation and amortization	—	—	—	—	480	480
Other (income) expense, net	—	(332)	(332)	1	(1,090)	(1,089)
Provision for (benefit from) income taxes	—	(6,213)	(6,213)	—	89	89
Income (loss) from discontinued operations, net of tax	$(68)	$7,688	$7,620	$(62)	$3,005	$2,943

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	June 30, 2019			December 31, 2018
	Venezuela	Belleli EPC	Total	Venezuela	Belleli EPC	Total
Cash	$18	$—	$18	$3	$—	$3
Accounts receivable	—	3,622	3,622	—	11,509	11,509
Contract assets	—	525	525	—	—	—
Other current assets	—	128	128	7	86	93
Total current assets associated with discontinued operations	18	4,275	4,293	10	11,595	11,605
Property, plant and equipment, net	—	—	—	—	28	28
Intangible and other assets, net	—	2,984	2,984	—	1,633	1,633
Total assets associated with discontinued operations	$18	$7,259	$7,277	$10	$13,256	$13,266

Accounts payable	$—	$2,153	$2,153	$—	$4,382	$4,382
Accrued liabilities	12	4,848	4,860	12	7,831	7,843
Contract liabilities	—	2,535	2,535	—	2,542	2,542
Total current liabilities associated with discontinued operations	12	9,536	9,548	12	14,755	14,767
Other long-term liabilities	—	618	618	—	5,914	5,914
Total liabilities associated with discontinued operations	$12	$10,154	$10,166	$12	$20,669	$20,681

Note 5 - Inventory, Net

Inventory, net of reserves, consisted of the following amounts (in thousands):

	June 30, 2019	December 31, 2018
Parts and supplies	$110,270	$92,016
Work in progress	55,960	49,547
Finished goods	10,584	9,126
Inventory, net	$176,814	$150,689

Note 6 - Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Compression equipment, processing facilities and other fleet assets	$1,788,924	$1,713,153
Land and buildings	105,184	101,571
Transportation and shop equipment	79,999	82,960
Computer software	58,096	54,572
Other	46,979	47,210
	2,079,182	1,999,466
Accumulated depreciation	(1,132,999)	(1,097,889)
Property, plant and equipment, net	$946,183	$901,577

Note 7 - Assets Held for Sale

We regularly review the future deployment of our idle compression assets used in our contract operations segment for units that are not the type, configuration, condition, make or model that are cost efficient to maintain and operate on behalf of our customers. During the three months ended June 30, 2019, we identified certain of these long-lived assets, removed them from our fleet of compression units, and classified them as assets held for sale. In conjunction with the planned disposition of these units, we recorded a charge of $5.9 million to write-down these assets to their approximate fair values for the three and six months ended June 30, 2019. The impairment charges are reflected in long-lived asset impairment in our statements of operations. The fair value of these long-lived assets after impairment was $5.4 million.

Note 8 - Debt

Debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Revolving credit facility due October 2023	$90,000	$35,000
8.125% senior notes due May 2025	375,000	375,000
Other debt	462	687
Unamortized deferred financing costs of 8.125% senior notes	(5,920)	(6,428)
Total debt	459,542	404,259
Less: Amounts due within one year (1)	(449)	(449)
Long-term debt	$459,093	$403,810

(1)    Short-term debt and the current portion of long-term debt are included in accrued liabilities in our balance sheets.

Revolving Credit Facility Due October 2023

We and our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”), are parties to an amended and restated credit agreement (the “Credit Agreement”) consisting of a $700.0 million revolving credit facility expiring in October 2023.

As of June 30, 2019, we had $90.0 million in outstanding borrowings and $22.2 million in outstanding letters of credit under our revolving credit facility. At June 30, 2019, taking into account guarantees through letters of credit, we had undrawn capacity of $587.8 million under our revolving credit facility. Our Credit Agreement limits our senior secured leverage ratio (as defined in the Credit Agreement) on the last day of the fiscal quarter to no greater than 2.75 to 1.0. As a result of this limitation, $528.6 million of the $587.8 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of June 30, 2019.

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

Nonrecurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2019 and 2018, with pricing levels as of the date of valuation (in thousands):

	Six months ended June 30, 2019			Six months ended June 30, 2018
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired assets—assets held for sale (1) (2)	$—	$—	$5,445	$—	$—	$21,026
Long-term note receivable (3)	—	—	14,899	—	—	14,573

(1)	Our estimate of the fair value of the impaired assets held for sale during the six months ended June 30, 2019, was based on the expected proceeds from the sale of the assets.

(2)
Our estimate of the fair value of the impaired North America production equipment assets (“PEQ assets”), which were classified as assets held for sale as of March 31, 2018 and sold in June 2018, was based on the expected net proceeds from the sale of the assets.

(3)	Our estimate of the fair value of a note receivable was discounted based on a settlement period of eight years and a discount rate of 5.2%

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables and debt. At June 30, 2019 and December 31, 2018, the estimated fair values of cash, restricted cash, receivables and payables approximated their carrying amounts as reflected in our balance sheets due to the short-term nature of these financial instruments.

The fair value of the 2017 Notes was estimated based on model derived calculations using market yields observed in active markets, which are Level 2 inputs. As of June 30, 2019 and December 31, 2018, the carrying amount of the 2017 Notes, excluding unamortized deferred financing costs, of $375.0 million was estimated to have a fair value of $383.0 million and $362.0 million, respectively. Due to the variable rate nature of our revolving credit facility, the carrying value as of June 30, 2019 and December 31, 2018 approximated the fair value as the rate was comparable to the then-current market rate at which debt with similar terms could have been obtained.

Note 10 - Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the three months ended June 30, 2019, we identified certain of these long-lived assets, removed them from our fleet of compression units, and classified them as assets held for sale. In conjunction with the planned disposition of these units, we recorded a charge of $5.9 million to write-down these assets to their approximate fair values for the three and six months ended June 30, 2019.

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

Note 11 - Restructuring and Other Charges

The energy industry’s focus on capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the second quarter of 2019, we began the consolidation of one of our two manufacturing facilities in Houston, Texas and announced a cost reduction plan, primarily focused on workforce reductions throughout the Company. We incurred restructuring and other charges associated with these activities of $5.9 million for the three and six months ended June 30, 2019. These charges are reported as restructuring and other charges in our statements of operations and accrued liabilities on our balance sheets. We expect to settle these charges within the next twelve months in cash and the amounts recorded are based on estimates that may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations.

In the second quarter of 2018, we initiated a relocation plan in the North America region to better align our contract operations business with our customers. As a result of this plan, during the six months ended June 30, 2019, we incurred restructuring and other charges of $0.2 million related to relocations costs and $1.4 million during the three and six months ended June 30, 2018 primarily related to employee termination benefits. The charges incurred in conjunction with this relocation plan are included in restructuring and other charges in our statements of operations. In the second quarter of 2019, we completed restructuring activities related to this relocation plan.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the six months ended June 30, 2019 (in thousands):

	Cost Reduction Plan	Relocation Plan	Total
Beginning balance at January 1, 2018	$—	$—	$—
Additions for costs expensed	—	1,422	1,422
Reductions for payments	—	(409)	(409)
Ending balance at June 30, 2018	$—	$1,013	$1,013

Beginning balance at January 1, 2019	$—	$309	$309
Additions for costs expensed, net	5,928	244	6,172
Reductions for payments	(336)	(553)	(889)
Ending balance at June 30, 2019	$5,592	$—	$5,592

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2018
	2019	2018	2019	2018
Relocation costs	$(140)	$—	$244	$—
Employee termination benefits	5,928	1,356	5,928	1,356
Other	—	66	—	66
Total restructuring and other charges	$5,788	$1,422	$6,172	$1,422

Note 12 - Provision for Income Taxes

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21.0% and our effective tax rate for the three months ended June 30, 2019: (i) a $5.8 million negative impact resulting primarily from rate differences between U.S. and foreign jurisdictions including foreign withholding taxes, (ii) a $3.4 million negative impact resulting from foreign currency devaluations in Argentina, and (iii) a $1.7 million negative impact resulting from the recording of valuation allowances recorded against U.S. deferred tax assets.

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21.0% and our effective tax rate for the six months ended June 30, 2019: (i) a $7.4 million negative impact resulting primarily from rate differences between U.S. and foreign jurisdictions including foreign withholding taxes, (ii) a $6.8 million negative impact resulting from foreign currency devaluations in Argentina, and (iii) a $4.8 million negative impact resulting from the recording of valuation allowances recorded against U.S. deferred tax assets.

Our effective tax rate for the six months ended June 30, 2019 increased over the comparative period ending June 30, 2018 primarily due to recording additional valuation allowance in the U.S., an increase in foreign withholding tax, and additional tax related to foreign exchange movement in Argentina in 2019, and a valuation allowance release in Indonesia in the comparative period.

During the three and six months ended June 30, 2019, we recorded a $6.5 million tax benefit (recognized in income from discontinued operations, net of tax) related to a settlement of Italian tax litigation previously recorded as an unrecognized tax benefit.

Note 13 - Stockholders’ Equity

Share Repurchase Program

On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the six months ended June 30, 2019, we repurchased 1,290,078 shares of our common stock for $18.8 million in connection with our share repurchase program. As of June 30, 2019, the remaining authorized repurchase amount under the share repurchase program was $81.2 million. Additionally, treasury stock purchased during the six months ended June 30, 2019 and 2018 included shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards.

Note 14 - Stock-Based Compensation

Stock Options

There were no stock options granted during the six months ended June 30, 2019.

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

The table below presents the changes in restricted stock, restricted stock units and performance units for our common stock during the six months ended June 30, 2019.

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2019	1,044	$25.89
Granted	817	16.98
Vested	(462)	23.09
Cancelled	(73)	22.61
Non-vested awards, June 30, 2019 (1)	1,326	21.56

(1)	344,000 of the non-vested awards as of June 30, 2019 are presented within our balance sheets as liabilities due to their expected cash settlement.

As of June 30, 2019, we estimate $19.8 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance units issued to our employees to be recognized over the weighted-average vesting period of 1.7 years.

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

The following table presents a reconciliation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30, 2018
	2019	2018	2019	2018
Numerator for basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$(14,762)	$(1,469)	$(20,319)	$2,469
Income from discontinued operations, net of tax	7,457	1,544	7,620	2,943
Less: Net income attributable to participating securities	—	—	—	(143)
Net income (loss) — used in basic and diluted net income (loss) per common share	$(7,305)	$75	$(12,699)	$5,269

Weighted average common shares outstanding including participating securities	35,944	36,447	36,198	36,340
Less: Weighted average participating securities outstanding	(795)	(992)	(805)	(964)
Weighted average common shares outstanding — used in basic net income (loss) per common share	35,149	35,455	35,393	35,376
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	*	*	70
Weighted average common shares outstanding — used in diluted net income (loss) per common share	35,149	35,455	35,393	35,446

Net income (loss) per common share:
Basic	$(0.21)	$—	$(0.36)	$0.15
Diluted	$(0.21)	$—	$(0.36)	$0.15

*	Excluded from diluted net income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable for the three and six months ended June 30, 2019 and 2018 that were excluded from computing diluted net income (loss) per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2018
	2019	2018	2019	2018
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value	69	35	71	35
On exercise of options and vesting of restricted stock units	—	66	—	—
Net dilutive potential common shares issuable	69	101	71	35

Note 16 - Commitments and Contingencies

Contingencies

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of June 30, 2019 and December 31, 2018, we had accrued $5.1 million for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

The following table presents revenue and other financial information by reportable segment for the three and six months ended June 30, 2019 and 2018 (in thousands):

Three Months Ended	Contract Operations	Aftermarket Services	Product Sales	Reportable Segments Total
June 30, 2019:
Revenue	$89,684	$30,113	$271,077	$390,874
Gross margin (1)	59,348	9,096	30,471	98,915
June 30, 2018:
Revenue	$91,487	$32,267	$219,717	$343,471
Gross margin (1)	59,115	8,561	27,955	95,631

Six Months Ended	Contract Operations	Aftermarket Services	Product Sales	Reportable Segments Total
June 30, 2019:
Revenue	$175,384	$57,415	$509,521	$742,320
Gross margin (1)	116,457	15,680	59,380	191,517
June 30, 2018:
Revenue	$187,980	$58,638	$447,236	$693,854
Gross margin (1)	120,223	16,035	55,138	191,396

(1)	Gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense).

The following table reconciles income (loss) before income taxes to total gross margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss) before income taxes	$(4,170)	$8,153	$(587)	$17,583
Selling, general and administrative	45,636	44,382	89,088	88,624
Depreciation and amortization	36,319	30,184	74,536	61,213
Long-lived asset impairment	5,919	—	5,919	1,804
Restatement related charges (recoveries), net	(28)	(597)	20	24
Restructuring and other charges	5,788	1,422	6,172	1,422
Interest expense	9,928	6,883	18,091	14,102
Other (income) expense, net	(477)	5,204	(1,722)	6,624
Total gross margin	$98,915	$95,631	$191,517	$191,396

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

Condensed Consolidating Balance Sheet
June 30, 2019
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
ASSETS

Cash and cash equivalents	$114	$1,891	$15,167	$—	$17,172
Restricted cash	—	—	25	—	25
Accounts receivable, net	—	81,175	185,392	—	266,567
Inventory, net	—	101,580	75,234	—	176,814
Contract assets	—	19,919	23,399	—	43,318
Intercompany receivables	—	219,257	407,208	(626,465)	—
Other current assets	—	11,323	23,953	—	35,276
Current assets associated with discontinued operations	—	—	4,293	—	4,293
Total current assets	114	435,145	734,671	(626,465)	543,465
Property, plant and equipment, net	—	256,883	689,300	—	946,183
Operating lease right-of-use assets	—	11,910	18,271	—	30,181
Investment in affiliates	540,450	907,557	(367,107)	(1,080,900)	—
Deferred income taxes	—	3,343	7,967	—	11,310
Intangible and other assets, net	—	31,309	57,128	—	88,437
Long-term assets held for sale	—	5,445	—	—	5,445
Long-term assets associated with discontinued operations	—	—	2,984	—	2,984
Total assets	$540,564	$1,651,592	$1,143,214	$(1,707,365)	$1,628,005

LIABILITIES AND EQUITY

Accounts payable, trade	$—	$103,843	$52,620	$—	$156,463
Accrued liabilities	—	36,194	78,258	—	114,452
Contract liabilities	—	51,561	63,590	—	115,151
Current operating lease liabilities	—	1,941	4,730	—	6,671
Intercompany payables	20,582	407,208	198,675	(626,465)	—
Current liabilities associated with discontinued operations	—	—	9,548	—	9,548
Total current liabilities	20,582	600,747	407,421	(626,465)	402,285
Long-term debt	—	459,093	—	—	459,093
Deferred income taxes	—	—	4,492	—	4,492
Long-term contract liabilities	—	22,332	146,747	—	169,079
Long-term operating lease liabilities	—	16,831	12,726	—	29,557
Other long-term liabilities	—	12,139	30,760	—	42,899
Long-term liabilities associated with discontinued operations	—	—	618	—	618
Total liabilities	20,582	1,111,142	602,764	(626,465)	1,108,023
Total equity	519,982	540,450	540,450	(1,080,900)	519,982
Total liabilities and equity	$540,564	$1,651,592	$1,143,214	$(1,707,365)	$1,628,005

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

Condensed Consolidating Statement of Operations and Comprehensive Loss
Three Months Ended June 30, 2019
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Revenues	$—	$250,044	$181,098	$(40,268)	$390,874
Cost of sales (excluding depreciation and amortization expense)	—	220,684	111,543	(40,268)	291,959
Selling, general and administrative	244	23,342	22,050	—	45,636
Depreciation and amortization	—	14,312	22,007	—	36,319
Long-lived asset impairment	—	5,919	—	—	5,919
Restatement recoveries, net	—	(28)	—	—	(28)
Restructuring and other charges	—	3,419	2,369	—	5,788
Interest expense	—	9,799	129	—	9,928
Intercompany charges, net	—	2,026	(2,026)	—	—
Equity in (income) loss of affiliates	7,061	69,429	(52,968)	(23,522)	—
Other (income) expense, net	—	(88,291)	87,814	—	(477)
Loss before income taxes	(7,305)	(10,567)	(9,820)	23,522	(4,170)
Provision for income taxes	—	5,894	14,098	(9,400)	10,592
Loss from continuing operations	(7,305)	(16,461)	(23,918)	32,922	(14,762)
Income from discontinued operations, net of tax	—	—	7,457	—	7,457
Net loss	(7,305)	(16,461)	(16,461)	32,922	(7,305)
Other comprehensive income	420	420	420	(840)	420
Comprehensive loss attributable to Exterran stockholders	$(6,885)	$(16,041)	$(16,041)	$32,082	$(6,885)

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

Condensed Consolidating Statement of Operations and Comprehensive Loss
Six Months Ended June 30, 2019
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Revenues	$—	$464,834	$345,729	$(68,243)	$742,320
Cost of sales (excluding depreciation and amortization expense)	—	405,990	213,056	(68,243)	550,803
Selling, general and administrative	541	45,449	43,098	—	89,088
Depreciation and amortization	—	29,239	45,297	—	74,536
Long-lived asset impairment	—	5,919	—	—	5,919
Restatement related charges	—	20	—	—	20
Restructuring and other charges	—	3,419	2,753	—	6,172
Interest expense	—	18,269	(178)	—	18,091
Intercompany charges, net	—	3,945	(3,945)	—	—
Equity in (income) loss of affiliates	12,158	54,396	(32,838)	(33,716)	—
Other (income) expense, net	—	(88,332)	86,610	—	(1,722)
Loss before income taxes	(12,699)	(13,480)	(8,124)	33,716	(587)
Provision for income taxes	—	8,078	21,054	(9,400)	19,732
Loss from continuing operations	(12,699)	(21,558)	(29,178)	43,116	(20,319)
Income from discontinued operations, net of tax	—	—	7,620	—	7,620
Net loss	(12,699)	(21,558)	(21,558)	43,116	(12,699)
Other comprehensive loss	(548)	(548)	(548)	1,096	(548)
Comprehensive loss attributable to Exterran stockholders	$(13,247)	$(22,106)	$(22,106)	$44,212	$(13,247)

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

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2019
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(294)	$(29,127)	$113,247	$—	$83,826
Net cash provided by discontinued operations	—	—	3,102	—	3,102
Net cash provided by (used in) operating activities	(294)	(29,127)	116,349	—	86,928

Cash flows from investing activities:
Capital expenditures	—	(49,353)	(76,763)	—	(126,116)
Proceeds from sale of property, plant and equipment	—	725	3,424	—	4,149
Intercompany transfers	—	(19,150)	(45,735)	64,885	—
Settlement of foreign currency derivatives	—	(794)	—	—	(794)
Net cash used in investing activities	—	(68,572)	(119,074)	64,885	(122,761)

Cash flows from financing activities:
Proceeds from borrowings of debt	—	386,000	—	—	386,000
Repayments of debt	—	(331,225)	—	—	(331,225)
Intercompany transfers	19,150	45,735	—	(64,885)	—
Transfers from Archrock, Inc.	—	420	—	—	420
Purchases of treasury stock	(18,787)	(2,524)	—	—	(21,311)
Net cash provided by financing activities	363	98,406	—	(64,885)	33,884

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(332)	—	(332)
Net increase (decrease) in cash, cash equivalents and restricted cash	69	707	(3,057)	—	(2,281)
Cash, cash equivalents and restricted cash at beginning of period	45	1,184	18,249	—	19,478
Cash, cash equivalents and restricted cash at end of period	$114	$1,891	$15,192	$—	$17,197

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

•	risks associated with our operations, such as equipment defects, equipment malfunctions, environmental discharges and natural disasters;

•	the risk that counterparties will not perform their obligations under their contracts with us;

•	the financial condition of our customers;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment and workforce factors, including our ability to hire, train and retain key employees;

•	our ability to implement our business and financial objectives, including:

•	winning profitable new business;

•	timely and cost-effective execution of projects;

•	enhancing our asset utilization, particularly with respect to our fleet of compressors;

•	integrating acquired businesses;

•	generating sufficient cash to satisfy our operating needs, existing capital commitments and other contractual cash obligations, including our debt obligations; and

•	accessing the financial markets at an acceptable cost;

•	our ability to accurately estimate our costs and time required under our fixed price contracts;

•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.

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

General

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” “the Company,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a global systems and process company offering solutions in the oil, gas, water and power markets. We are a leader in natural gas processing and treatment and compression products and services, providing critical midstream infrastructure solutions to customers throughout the world. Our manufacturing facilities are located in the United States of America (“U.S.”), Singapore and the United Arab Emirates.

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

From a long-term perspective, industry observers anticipate strong global demand for hydrocarbons, including demand for liquefied natural gas. However, customer cash flows and focus on returns on capital could drive customer investment priorities. Industry observers believe shareholders are encouraging management teams of energy companies to focus operational and compensation strategies on returns and cash flow generation rather than solely on growth. To accomplish these strategies, energy companies may need to better prioritize capital spending, which could continue to impact resource allocation and ultimately the amount of new projects and capital spending by our customers.

Our Performance Trends and Outlook

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression and oil and natural gas production and processing and our customers’ decisions to use our products and services, use our competitors’ products and services or own and operate the equipment themselves.

Historically, oil, natural gas and natural gas liquids prices and the level of drilling and exploration activity in North America have been volatile. The Henry Hub spot price for natural gas was $2.42 per MMBtu at June 30, 2019, which was 26% and 18% lower than the prices at December 31, 2018 and June 30, 2018, respectively, and the U.S. natural gas liquid composite price was $6.09 per MMBtu for the month of April 2019, which was 5% and 29% lower than the prices for the month of December 2018 and June 2018, respectively. In addition, the West Texas Intermediate crude oil spot price as of June 30, 2019 was 29% higher than the price at December 31, 2018 and 21% lower than the price at June 30, 2018. Volatility in commodity prices and an industry trend towards disciplined capital spending have caused timing uncertainties in demand recently. These uncertainties are resulting in tentative customer spending and investments in equipment in North America and has resulted in lower bookings in our product sales segment. Booking activity levels for our product sales segment in North America during the three months ended June 30, 2019 were $41.4 million, which represents decreases of 73% and 82% compared to the three months ended December 31, 2018 and June 30, 2018, respectively.

Longer-term fundamentals in our international markets partially depend on international oil and gas infrastructure projects, many of which are based on the longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based on longer-term fundamentals that may be less tied to near term commodity prices than our North American customers. Over the long-term, we believe the demand for our products and services in international markets will continue, and we expect to have opportunities to grow our international businesses. Booking activity levels for our product sales segment in international markets during the three months ended June 30, 2019 were $37.9 million, which represents an increase of 1,114% and a decrease of 82% compared to the three months ended December 31, 2018 and June 30, 2018, respectively.

Aggregate booking activity levels for our product sales segment in North America and international markets during the three months ended June 30, 2019 were $79.3 million, which represents decreases of 50% and 82% compared to the three months ended December 31, 2018 and June 30, 2018, respectively. Fluctuations in the size and timing of customers’ requests for bid proposals and awards of new contracts tend to create variability in booking activity levels from period to period.

The timing of any change in activity levels by our customers is difficult to predict. As a result, our ability to project the anticipated activity level for our business, and particularly our product sales segment, is limited. Given the volatility of the global energy markets and industry capital spending activity levels, we plan to monitor and continue to control our expense levels as necessary to protect our profitability. Additionally, volatility in commodity prices could delay investments by our customers in significant projects, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Operating Highlights

The following table summarizes our contract operations and product sales backlog (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018
Contract Operations Backlog:
Contract operations services	$1,318,985	$1,398,644	$1,379,314

Product Sales Backlog:
Compression equipment	$241,237	$471,827	$294,498
Processing and treating equipment	94,758	229,258	330,654
Production equipment	—	2,438	—
Other product sales	25,679	2,246	9,741
Total product sales backlog	$361,674	$705,769	$634,893

Financial Results of Operations

Summary of Results

Revenue.
Revenue during the three months ended June 30, 2019 and 2018 was $390.9 million and $343.5 million, respectively. The increase in revenue during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was due to an increase in revenue in our product sales segment, partially offset by decreases in revenue in our aftermarket services and contract operations segments.

Revenue during the six months ended June 30, 2019 and 2018 was $742.3 million and $693.9 million, respectively. The increase in revenue during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was due to an increase in revenue in our product sales segment, partially offset by a decrease in our contract operations segment.

Net income (loss).
We generated net loss of $7.3 million and net income of $0.1 million during the three months ended June 30, 2019 and 2018, respectively. The decrease in net income during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to an increase in depreciation and amortization expense, an increase in long-lived asset impairment, an increase in restructuring and other charges, and an increase in interest expense, partially offset by a decrease in foreign currency losses of $3.3 million, an increase in income from discontinued operations, net of tax, an increase in gross margin for our product sales segment and a loss of $1.7 million on the sale of our North America production equipment assets (“PEQ assets”) in the prior year period. Net income (loss) during the three months ended June 30, 2019 and 2018 included income from discontinued operations, net of tax, of $7.5 million and $1.5 million, respectively.

We generated net loss of $12.7 million and net income of $5.4 million during the six months ended June 30, 2019 and 2018, respectively. The decrease in net income during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to an increase in depreciation and amortization expense, an increase in restructuring and other charges, an increase in income taxes, an increase in long-lived asset impairment, and an increase in interest expense, partially offset by a decrease in foreign currency losses of $5.3 million, an increase in income from discontinued operations, net of tax, and a loss of $1.7 million on the sale of our PEQ assets in the prior year period. Net income (loss) during the six months ended June 30, 2019 and 2018 included income from discontinued operations, net of tax, of $7.6 million and $2.9 million, respectively.

EBITDA, as adjusted.
Our EBITDA, as adjusted, was $53.2 million and $51.2 million during the three months ended June 30, 2019 and 2018, respectively. EBITDA, as adjusted, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 increased primarily due to an increase in gross margin for our product sales segment.

Our EBITDA, as adjusted, was $103.3 million and $101.9 million during the six months ended June 30, 2019 and 2018, respectively. EBITDA, as adjusted, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 increased primarily due to a decrease of foreign currency losses, excluding the remeasurement of $0.9 million of intercompany balances.

EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures” included elsewhere in this Quarterly Report.

The Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Contract Operations
(dollars in thousands)

	Three Months Ended June 30,
	2019	2018	Change	% Change
Revenue	$89,684	$91,487	$(1,803)	(2)%
Cost of sales (excluding depreciation and amortization expense)	30,336	32,372	(2,036)	(6)%
Gross margin	$59,348	$59,115	$233	—%
Gross margin percentage (1)	66%	65%	1%	2%
___________________
(1) Defined as gross margin divided by revenue.

The decrease in revenue during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to a decrease in revenue of $9.2 million in the Latin America region, partially offset by an increase in revenue of $7.4 million in the Middle East and Africa region. The revenue decrease in the Latin America region was primarily driven by a decrease of $5.7 million in Argentina largely resulting from the current year impact of the devaluation of the Argentine Peso during the second half of 2018 and a $4.4 million decrease in Brazil primarily driven by projects that terminated in 2018 and 2019 and the impact of foreign currency exchange rates. The revenue increase in the Middle East and Africa region was primarily due to the start-up of a project that was not operating in the prior year period. Gross margin and gross margin percentage during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 remained relatively flat.

Aftermarket Services
(dollars in thousands)

	Three Months Ended June 30,
	2019	2018	Change	% Change
Revenue	$30,113	$32,267	$(2,154)	(7)%
Cost of sales (excluding depreciation and amortization expense)	21,017	23,706	(2,689)	(11)%
Gross margin	$9,096	$8,561	$535	6%
Gross margin percentage	30%	27%	3%	11%

The decrease in revenue during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to decreases in preventative maintenance services, and operation and maintenance services, offset by an increase in part sales. Gross margin and gross margin percentage increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to a shift in services mix in the North America region.

Product Sales
(dollars in thousands)

	Three Months Ended June 30,
	2019	2018	Change	% Change
Revenue	$271,077	$219,717	$51,360	23%
Cost of sales (excluding depreciation and amortization expense)	240,606	191,762	48,844	25%
Gross margin	$30,471	$27,955	$2,516	9%
Gross margin percentage	11%	13%	(2)%	(15)%

The increase in revenue during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to an increase in revenue of $62.0 million in the Middle East and Africa region, partially offset by decreases in revenue of $5.4 million, $3.2 million and $2.0 million in the Asia Pacific, North America and Latin America regions, respectively. The increase in revenue in the Middle East and Africa region was primarily due to an increase of $62.0 million in processing and treating equipment revenue. The decrease in revenue in the Asia Pacific region was primarily due to a decrease of $4.5 million in compression equipment revenue. The decrease in revenue in the North America region was primarily due to decreases of $41.6 million and $5.3 million in processing and treating equipment revenue and production equipment revenue, respectively, partially offset by an increase of $43.7 million in compression equipment revenue. In June 2018, we completed the sale of our PEQ assets. The decrease in revenue in the Latin America region was primarily due to a decrease in production equipment revenue. Gross margin increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to the revenue increase explained above. Gross margin percentage during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 decreased due to a shift in product mix in the North America region during the current year period.

Costs and Expenses
(dollars in thousands)

	Three Months Ended June 30,
	2019	2018	Change	% Change
Selling, general and administrative	$45,636	$44,382	$1,254	3%
Depreciation and amortization	36,319	30,184	6,135	20%
Long-lived asset impairment	5,919	—	5,919	N/A
Restatement related recoveries, net	(28)	(597)	569	(95)%
Restructuring and other charges	5,788	1,422	4,366	307%
Interest expense	9,928	6,883	3,045	44%
Other (income) expense, net	(477)	5,204	(5,681)	(109)%

Selling, general and administrative
Selling, general and administrative (“SG&A”) expense remained relatively flat during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. SG&A expense as a percentage of revenue was 12% and 13% during the three months ended June 30, 2019 and 2018, respectively.

Depreciation and amortization
Depreciation and amortization expense during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 increased primarily due to an increase in depreciation expense of $5.3 million in the current year period resulting from an amendment to a contract operations contract in the fourth quarter of 2018.

Long-lived asset impairment
We regularly review the future deployment of our idle compression assets used in our contract operations segment for units that are not the type, configuration, condition, make or model that are cost efficient to maintain and operate on behalf of our customers. During the three months ended June 30, 2019, we identified certain of these long-lived assets, removed them from our fleet of compression units, and classified them as assets held for sale. In conjunction with the planned disposition of these units, we recorded a charge of $5.9 million to write-down these assets to their approximate fair values for the three months ended June 30, 2019.

Restructuring and other charges
The energy industry’s focus on capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the second quarter of 2019, we began the consolidation of one of our two manufacturing facilities in Houston, Texas and announced a cost reduction plan across all of our operations regions, primarily focused on workforce reductions. We incurred restructuring and other charges associated with these activities of $5.9 million during the three months ended June 30, 2019.

In the second quarter of 2018, we initiated a relocation plan in the North America region to better align our contract operations business with our customers. As a result of this plan, during the three months ended June 30, 2018, we incurred restructuring and other charges of $1.4 million, related to relocation costs and employee termination benefits.

Interest expense
The increase in interest expense during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to a decrease in capitalized interest and a higher average balance of long-term debt, partially offset by a decrease in the effective interest rate on our debt. During the three months ended June 30, 2019 and 2018, the average daily outstanding borrowings of long-term debt were $520.8 million and $436.7 million, respectively.

Other (income) expense, net
The change in other (income) expense, net, was primarily due to foreign currency losses, net of losses on foreign currency derivatives, of $0.5 million during the three months ended June 30, 2019 compared to foreign currency losses of $3.8 million during the three months ended June 30, 2018. Foreign currency gains and losses included translation gains, net of losses on foreign currency derivatives, of $0.6 million and translation losses of $3.5 million during the three months ended June 30, 2019 and 2018, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. Other (income) expense, net, also included a loss of $1.7 million on the sale of our PEQ assets in the prior year period.

Income Taxes
(dollars in thousands)

	Three Months Ended June 30,
	2019	2018	Change	% Change
Provision for income taxes	$10,592	$9,622	$970	10%
Effective tax rate	(254.0)%	118.0%	(372)%	(315)%

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21.0% and our effective tax rate for the three months ended June 30, 2019: (i) a $5.8 million negative impact resulting primarily from rate differences between U.S. and foreign jurisdictions including foreign withholding taxes, (ii) a $3.4 million negative impact resulting from foreign currency devaluations in Argentina, and (iii) a $1.7 million negative impact resulting from the recording of valuation allowances recorded against U.S. deferred tax assets.

Discontinued Operations
(dollars in thousands)

	Three Months Ended June 30,
	2019	2018	Change	% Change
Income from discontinued operations, net of tax	$7,457	$1,544	$5,913	383%

Income from discontinued operations, net of tax, includes our Venezuelan subsidiary’s operations that were expropriated in June 2009 and our Belleli EPC business.

Income from discontinued operations, net of tax, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 increased primarily due to a $5.9 million increase in income from Belleli EPC. The increase in Belleli EPC was due to the release of a $6.5 million tax reserve resulting from a favorable settlement with the Italian tax authorities, offset by $1.7 million in foreign currency gains during the prior year period. For further details on our discontinued operations, see Note 4 to the Financial Statements.

The Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Contract Operations
(dollars in thousands)

	Six Months Ended June 30,
	2019	2018	Change	% Change
Revenue	$175,384	$187,980	$(12,596)	(7)%
Cost of sales (excluding depreciation and amortization expense)	58,927	67,757	(8,830)	(13)%
Gross margin	$116,457	$120,223	$(3,766)	(3)%
Gross margin percentage (1)	66%	64%	2%	3%
___________________
(1) Defined as gross margin divided by revenue.

The decrease in revenue during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to decreases in revenue of $17.3 million and $5.2 million in the Latin America region and Asia Pacific region, respectively, partially offset by increases in revenue of $8.9 million and $1.0 million in the Middle East and Africa region and the North America region, respectively. The revenue decrease in the Latin America region was primarily driven by a decrease of $11.0 million in Argentina largely resulting from the current year impact of the devaluation of the Argentine Peso during the second half of 2018 and projects that terminated operations in 2018 and a $7.0 million decrease in Brazil primarily driven by projects that terminated in 2018 and 2019 and the impact of foreign currency exchange rates. The revenue decrease in the Asia Pacific region was primarily driven by a $2.8 million recovery of an early termination fee in the first quarter of 2018 for a contract that terminated in January 2016. The revenue increase in the Middle East and Africa region was primarily due to the start-up of a project that was not operating in the prior year period. The increase of revenue in the North America region was primarily due to a renegotiation of a contract in the fourth quarter that resulted in higher revenue in the current year period. Gross margin decreased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to the revenue decrease explained above. Gross margin percentage during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 increased primarily due to the devaluation of the Argentine Peso discussed above.

Aftermarket Services
(dollars in thousands)

	Six Months Ended June 30,
	2019	2018	Change	% Change
Revenue	$57,415	$58,638	$(1,223)	(2)%
Cost of sales (excluding depreciation and amortization expense)	41,735	42,603	(868)	(2)%
Gross margin	$15,680	$16,035	$(355)	(2)%
Gross margin percentage	27%	27%	—%	—%

The decrease in revenue during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to a decrease in operation and maintenance services and a decrease in preventative maintenance services, offset by an increase in part sales. Gross margin and gross margin percentage remained relatively flat during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Product Sales
(dollars in thousands)

	Six Months Ended June 30,
	2019	2018	Change	% Change
Revenue	$509,521	$447,236	$62,285	14%
Cost of sales (excluding depreciation and amortization expense)	450,141	392,098	58,043	15%
Gross margin	$59,380	$55,138	$4,242	8%
Gross margin percentage	12%	12%	—%	—%

The increase in revenue during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to an increase in revenue of $116.5 million in the Middle East and Africa region, partially offset by decreases in revenue of $35.5 million and $17.2 million in the North America and Asia Pacific regions, respectively. The increase in revenue in the Middle East and Africa region was primarily due to an increase of $116.6 million in processing and treating equipment revenue. The decrease in revenue in the North America region was primarily due to decreases of $93.1 million and $11.5 million in processing and treating equipment revenue and production equipment revenue, respectively, partially offset by an increase of $69.1 million in compression equipment revenue. In June 2018, we completed the sale of our PEQ assets. The decrease in revenue in the Asia Pacific region was primarily due to a decrease of $15.6 million in compression equipment revenue. Gross margin increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to the revenue increase explained above. Gross margin percentage during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 remained flat.

Costs and Expenses
(dollars in thousands)

	Six Months Ended June 30,
	2019	2018	Change	% Change
Selling, general and administrative	$89,088	$88,624	$464	1%
Depreciation and amortization	74,536	61,213	13,323	22%
Long-lived asset impairment	5,919	1,804	4,115	228%
Restatement related charges	20	24	(4)	(17)%
Restructuring and other charges	6,172	1,422	4,750	334%
Interest expense	18,091	14,102	3,989	28%
Other (income) expense, net	(1,722)	6,624	(8,346)	(126)%

Selling, general and administrative
SG&A expense remained flat during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. SG&A expense as a percentage of revenue was 12% and 13% during the six months ended June 30, 2019 and 2018, respectively.

Depreciation and amortization
Depreciation and amortization expense during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 increased primarily due to an increase in depreciation expense of $10.5 million in the current year period resulting from an amendment to a contract operations contract in the fourth quarter of 2018.

Long-lived asset impairment
We regularly review the future deployment of our idle compression assets used in our contract operations segment for units that are not the type, configuration, condition, make or model that are cost efficient to maintain and operate on behalf of our customers. During the three months ended June 30, 2019, we identified certain of these long-lived assets, removed them from our fleet of compression units, and classified them as assets held for sale. In conjunction with the planned disposition of these units, we recorded a charge of $5.9 million to write-down these assets to their approximate fair values for the six months ended June 30, 2019.

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

Restructuring and other charges
The energy industry’s focus on capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the second quarter of 2019, we began the consolidation of one of our two manufacturing facilities in Houston, Texas and announced a cost reduction plan across all of our operations regions, primarily focused on workforce reductions. We incurred restructuring and other charges associated with these activities of $5.9 million during the six months ended June 30, 2019.

In the second quarter of 2018, we initiated a relocation plan in the North America region to better align our contract operations business with our customers. As a result of this plan, during the six months ended June 30, 2019 and 2018, we incurred restructuring and other charges of $0.2 million and $1.4 million, respectively, related to relocation costs and employee termination benefits.

Interest expense
The increase in interest expense during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to a higher average balance of long-term debt and a decrease in capitalized interest, partially offset by a decrease in the effective interest rate on our debt. During the six months ended June 30, 2019 and 2018, the average daily outstanding borrowings of long-term debt were $502.9 million and $431.8 million, respectively.

Other (income) expense, net
The change in other (income) expense, net, was primarily due to foreign currency loses, net of losses on foreign currency derivatives, of $0.4 million during the six months ended June 30, 2019 compared to foreign currency losses of 5.7 million during the six months ended June 30, 2018. Foreign currency gains and losses included translation gains, net of losses on foreign currency derivatives, of $0.8 million and translation losses of $4.1 million during the six months ended June 30, 2019 and 2018, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. The change in other (income) expense, net, also included an increase of $0.8 million in gains on sale of property, plant and equipment in the current year period and a loss of $1.7 million on the sale of our PEQ assets in the prior year period.

Income Taxes
(dollars in thousands)

	Six Months Ended June 30,
	2019	2018	Change	% Change
Provision for income taxes	$19,732	$15,114	$4,618	31%
Effective tax rate	(3,361.5)%	86.0%	(3,447.5)%	(4,009)%

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21.0% and our effective tax rate for the six months ended June 30, 2019: (i) a $7.4 million negative impact resulting primarily from rate differences between U.S. and foreign jurisdictions including foreign withholding taxes, (ii) a $6.8 million negative impact resulting from foreign currency devaluations in Argentina, and (iii) a $4.8 million negative impact resulting from the recording of valuation allowances recorded against U.S. deferred tax assets.

Discontinued Operations
(dollars in thousands)

	Six Months Ended June 30,
	2019	2018	Change	% Change
Income from discontinued operations, net of tax	$7,620	$2,943	$4,677	159%

Income from discontinued operations, net of tax, includes our Venezuelan subsidiary’s operations that were expropriated in June 2009 and our Belleli EPC business.

Income from discontinued operations, net of tax, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 increased primarily due to a $4.7 million increase in income from Belleli EPC. The increase in Belleli EPC was due to the release of a $6.5 million tax reserve resulting from a favorable settlement with the Italian tax authorities, offset by $2.7 million in gross margins recognized in the prior year period as we continued to close out the business. For further details on our discontinued operations, see Note 4 to the Financial Statements.

Liquidity and Capital Resources

Our unrestricted cash balance was $17.2 million at June 30, 2019, compared to $19.3 million at December 31, 2018. Working capital increased to $141.2 million at June 30, 2019 from $108.7 million at December 31, 2018. The increase in working capital was primarily due to an increase in accounts receivables, an increase in inventory, a decrease in contract liabilities and a decrease in accounts payable, partially offset by a decrease in contract assets. The increase in accounts receivable was mostly related to the timing of payments received from contract operations customers in the Latin America region during the current year period and higher revenue in the product sales segment. The increase in inventory and decrease in contract assets were primarily driven by higher product sales activity in North America. The decrease in contract liabilities was primarily due to the timing of payments received on a significant product sales contract in the Middle East and Africa region. The decrease in accounts payable was largely caused by the timing of purchases and payments to suppliers during the current year period.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) continuing operations:
Operating activities	$83,826	$28,140
Investing activities	(122,761)	(86,862)
Financing activities	33,884	29,277
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(332)	(2,455)
Discontinued operations	3,102	947
Net change in cash, cash equivalents and restricted cash	$(2,281)	$(30,953)

Operating Activities.  The increase in net cash provided by operating activities during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily attributable to better collections of in-period billings during the current year period and an increase in cash received from upfront billings on contract operations projects. Working capital changes during the six months ended June 30, 2019 included an increase of $33.1 million in contract liabilities, an increase of $29.3 million in inventory, an increase of $15.7 million in accounts receivable and a decrease of $44.0 million in contract assets. Working capital changes during the six months ended June 30, 2018 included an increase of $70.1 million in inventory and an increase of $21.6 million in contract assets.

Investing Activities.  The increase in net cash used in investing activities during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily attributable to a $31.9 million increase in capital expenditures. The increase in capital expenditures was primarily driven by an increase in growth capital expenditures on contract operations services contracts in the Latin America region.

Financing Activities.  The increase in net cash provided by financing activities during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily attributable to an increase in net borrowings of $22.5 million on our long-term debt, partially offset by an increase of $17.8 million in purchases of treasury stock.

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

We generally invest funds necessary to manufacture contract operations fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. We currently plan to spend approximately $200 million to $210 million in capital expenditures during 2019, including (1) approximately $165 million on contract operations growth capital expenditures and (2) approximately $35 million to $40 million on equipment maintenance capital related to our contract operations business and other capital expenditures.

Long-Term Debt. We and our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”), are parties to an amended and restated credit agreement (the “Credit Agreement”) consisting of a $700.0 million revolving credit facility expiring in October 2023.

During the six months ended June 30, 2019 and 2018, the average daily outstanding borrowings of long-term debt were $502.9 million and $431.8 million, respectively. The weighted average annual interest rate on outstanding borrowings under our revolving credit facility at June 30, 2019 and 2018 was 4.2% and 3.9%, respectively. LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. Central banks and regulators in a number of major jurisdictions (for example, U.S., United Kingdom, European Union, Switzerland, and Japan) have convened working groups to find and implement the transition to suitable replacement benchmarks. We are in the beginning stages of creating a program that focuses on identifying, evaluating, and monitoring financial and non-financial risks that may result if LIBOR rates are no longer published after 2021.

As of June 30, 2019, we had $90.0 million in outstanding borrowings and $22.2 million in outstanding letters of credit under our revolving credit facility. At June 30, 2019, taking into account guarantees through letters of credit, we had undrawn capacity of $587.8 million under our revolving credit facility. Our Amended Credit Agreement limits our senior secured leverage ratio (as defined in the Amended Credit Agreement) on the last day of the fiscal quarter to no greater than 2.75 to 1.0. As a result of this limitation, $528.6 million of the $587.8 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of June 30, 2019.

The Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Credit Agreement) of 2.75 to 1.00. As of June 30, 2019, we maintained an 8.1 to 1.0 interest coverage ratio, a 2.0 to 1.0 total leverage ratio and a 0.4 to 1.0 senior secured leverage ratio. As of June 30, 2019, we were in compliance with all financial covenants under the Credit Agreement.

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

Unrestricted Cash. Of our $17.2 million unrestricted cash balance at June 30, 2019, $15.6 million was held by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to foreign withholding taxes. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S., the available borrowing capacity under our revolving credit facility and the repayment of intercompany liabilities from our non-U.S. subsidiaries will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

Share Repurchase Program. On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the six months ended June 30, 2019, we repurchased 1,290,078 shares of our common stock for $18.8 million in connection with our share repurchase program. As of June 30, 2019, the remaining authorized repurchase amount under the share repurchase program was $81.2 million.

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

The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(7,305)	$75	$(12,699)	$5,412
Income from discontinued operations, net of tax	(7,457)	(1,544)	(7,620)	(2,943)
Depreciation and amortization	36,319	30,184	74,536	61,213
Long-lived asset impairment	5,919	—	5,919	1,804
Restatement related charges (recoveries), net	(28)	(597)	20	24
Restructuring and other charges	5,788	1,422	6,172	1,422
Interest expense	9,928	6,883	18,091	14,102
(Gain) loss on currency exchange rate remeasurement of intercompany balances	(591)	3,451	(829)	4,081
Loss on sale of business	—	1,714	—	1,714
Provision for income taxes	10,592	9,622	19,732	15,114
EBITDA, as adjusted	$53,165	$51,210	$103,322	$101,943

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with changes in foreign currency exchange rates due to our significant international operations. While the majority of our revenue contracts are denominated in the U.S. dollar, certain contracts or portions of certain contracts, most notably within our contract operations segment, are exposed to foreign currency fluctuations. Approximately 20% of revenues in our contract operations segment are denominated in a currency other than the U.S. dollar. The currencies for which we have our largest exchange rate exposures are related to changes in the Argentine Peso and the Brazilian Real. During the six months ended June 30, 2019, the Argentine Peso depreciated by approximately 11% and Brazilian Real appreciated by approximately 1%. The impact of foreign currency risk on income for these contracts is generally mitigated by matching costs with revenues in the same currency.

Additionally, the net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded foreign currency gains of $0.4 million and foreign currency losses of $5.7 million in our statements of operations during the six months ended June 30, 2019 and 2018, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Our material exchange rate exposure relates to intercompany loans to subsidiaries whose functional currency are the Brazilian Real and Canadian Dollar, which loans carried U.S. dollars balances of $8.3 million and $21.1 million, respectively, as of June 30, 2019. Foreign currency gains and losses included translation gains of $1.0 million and translation losses of $4.1 million during the six months ended June 30, 2019 and 2018, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. During the six months ended June 30, 2019, we entered into forward currency exchange contracts to mitigate exposures in U.S. dollars related to the Argentine Peso, Brazilian Real and Indonesian Rupiah. As a result of entering into these contracts, we recognized losses of 0.8 million during the six months ended June 30, 2019. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recoded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table summarizes our repurchases of equity securities during the three months ended June 30, 2019:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs (2)
April 1, 2019 - April 30, 2019	5,612	$14.91	—	$95,342,742
May 1, 2019 - May 31, 2019	743	14.19	1,021,578	81,213,252
June 1, 2019 - June 30, 2019	—	—	—	81,213,252
Total	6,355	14.82	1,021,578	81,213,252
____________________

(1)	Includes shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

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

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
________________________________

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exterran Corporation

Date: August 6, 2019	By:	/s/ DAVID A. BARTA
David A. Barta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)