Form 10-Q
period 2019-09-30
Exterran Corp
filed 2019-11-05
CIK 1635881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019
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

Number of shares of the common stock of the registrant outstanding as of October 30, 2019: 33,495,520 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS

Current assets:
Cash and cash equivalents	$21,979	$19,300
Restricted cash	19	178
Accounts receivable, net of allowance of $5,305 and $5,474, respectively	231,220	248,467
Inventory, net (Note 5)	170,399	150,689
Contract assets (Note 2)	37,207	91,602
Other current assets	25,882	44,234
Current assets associated with discontinued operations (Note 4)	4,028	11,605
Total current assets	490,734	566,075
Property, plant and equipment, net (Note 6)	931,603	901,577
Operating lease right-of-use assets (Note 3)	29,293	—
Deferred income taxes	10,314	11,370
Intangible and other assets, net	85,671	86,371
Long-term assets held for sale (Note 7)	2,142	—
Long-term assets associated with discontinued operations (Note 4)	2,979	1,661
Total assets	$1,552,736	$1,567,054

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$90,975	$165,744
Accrued liabilities	111,864	123,335
Contract liabilities (Note 2)	105,788	153,483
Current operating lease liabilities (Note 3)	6,547	—
Current liabilities associated with discontinued operations (Note 4)	9,803	14,767
Total current liabilities	324,977	457,329
Long-term debt (Note 8)	495,347	403,810
Deferred income taxes	1,869	6,005
Long-term contract liabilities (Note 2)	165,188	101,363
Long-term operating lease liabilities (Note 3)	30,256	—
Other long-term liabilities	45,383	39,812
Long-term liabilities associated with discontinued operations (Note 4)	617	5,914
Total liabilities	1,063,637	1,014,233
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 37,498,361 and 36,868,066 shares issued, respectively	375	369
Additional paid-in capital	745,229	734,458
Accumulated deficit	(237,401)	(208,677)
Treasury stock — 3,997,484 and 721,280 common shares, at cost, respectively	(53,156)	(11,560)
Accumulated other comprehensive income	34,052	38,231
Total stockholders’ equity (Note 13)	489,099	552,821
Total liabilities and stockholders’ equity	$1,552,736	$1,567,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues (Note 2):
Contract operations	$96,261	$84,828	$271,645	$272,808
Aftermarket services	34,893	29,993	92,308	88,631
Product sales	171,277	220,028	680,798	667,264
	302,431	334,849	1,044,751	1,028,703
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	34,356	27,768	93,283	95,525
Aftermarket services	26,079	22,138	67,814	64,741
Product sales	153,011	188,206	603,152	580,304
Selling, general and administrative	37,702	45,103	126,790	133,727
Depreciation and amortization	42,133	31,108	116,669	92,321
Long-lived asset impairment (Note 10)	2,970	2,054	8,889	3,858
Restatement related charges (recoveries), net	—	(342)	20	(318)
Restructuring and other charges (Note 11)	1,794	264	7,966	1,686
Interest expense	10,103	7,685	28,194	21,787
Other (income) expense, net	2,101	(285)	379	6,339
	310,249	323,699	1,053,156	999,970
Income (loss) before income taxes	(7,818)	11,150	(8,405)	28,733
Provision for income taxes (Note 12)	477	7,954	20,209	23,068
Income (loss) from continuing operations	(8,295)	3,196	(28,614)	5,665
Income (loss) from discontinued operations, net of tax (Note 4)	(1,546)	2,173	6,074	5,116
Net income (loss)	$(9,841)	$5,369	$(22,540)	$10,781

Basic net income (loss) per common share (Note 15):
Income (loss) from continuing operations per common share	$(0.25)	$0.09	$(0.82)	$0.16
Income (loss) from discontinued operations per common share	(0.04)	0.06	0.17	0.14
Net income (loss) per common share	$(0.29)	$0.15	$(0.65)	$0.30

Diluted net income (loss) per common share (Note 15):
Income (loss) from continuing operations per common share	$(0.25)	$0.09	$(0.82)	$0.16
Income (loss) from discontinued operations per common share	(0.04)	0.06	0.17	0.14
Net income (loss) per common share	$(0.29)	$0.15	$(0.65)	$0.30

Weighted average common shares outstanding used in net income (loss) per common share (Note 15):
Basic	33,783	35,480	34,839	35,402
Diluted	33,783	35,544	34,839	35,469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(9,841)	$5,369	$(22,540)	$10,781
Other comprehensive loss:
Foreign currency translation adjustment	(3,631)	(2,673)	(4,179)	(10,039)
Comprehensive income (loss)	$(13,472)	$2,696	$(26,719)	$742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2018	$362	$739,164	$(223,510)	$(6,937)	$45,707	$554,786
Cumulative-effect adjustment from adoption of ASC 606 (Note 2)			(10,021)			(10,021)
Net income			5,337			5,337
Options exercised		428				428
Foreign currency translation adjustment					757	757
Treasury stock purchased				(3,440)		(3,440)
Stock-based compensation, net of forfeitures	5	3,599				3,604
Balance, March 31, 2018	$367	$743,191	$(228,194)	$(10,377)	$46,464	$551,451
Net income			75			75
Options exercised		135				135
Foreign currency translation adjustment					(8,123)	(8,123)
Treasury stock purchased				(41)		(41)
Stock-based compensation, net of forfeitures		3,454				3,454
Balance, June 30, 2018	$367	$746,780	$(228,119)	$(10,418)	$38,341	$546,951
Net income			5,369			5,369
Options exercised		(15)				(15)
Foreign currency translation adjustment					(2,673)	(2,673)
Treasury stock purchased				(299)		(299)
Stock-based compensation, net of forfeitures	1	3,772				3,773
Balance, September 30, 2018	$368	$750,537	$(222,750)	$(10,717)	$35,668	$553,106

Balance, January 1, 2019	$369	$734,458	$(208,677)	$(11,560)	$38,231	$552,821
Cumulative-effect adjustment from adoption of ASC 842 (Note 1)			(6,184)			(6,184)
Net loss			(5,394)			(5,394)
Foreign currency translation adjustment					(968)	(968)
Treasury stock purchased				(7,087)		(7,087)
Stock-based compensation, net of forfeitures	6	3,990				3,996
Balance, March 31, 2019	$375	$738,448	$(220,255)	$(18,647)	$37,263	$537,184
Net loss			(7,305)			(7,305)
Foreign currency translation adjustment					420	420
Transfers from Archrock, Inc.		420				420
Treasury stock purchased				(14,224)		(14,224)
Stock-based compensation, net of forfeitures		3,487				3,487
Balance, June 30, 2019	$375	$742,355	$(227,560)	$(32,871)	$37,683	$519,982
Net loss			(9,841)			(9,841)
Foreign currency translation adjustment					(3,631)	(3,631)
Treasury stock purchased				(20,285)		(20,285)
Stock-based compensation, net of forfeitures		2,874				2,874
Balance, September 30, 2019	$375	$745,229	$(237,401)	$(53,156)	$34,052	$489,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(22,540)	$10,781
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	116,669	92,321
Long-lived asset impairment	8,889	3,858
Amortization of deferred financing costs	1,884	2,014
Income from discontinued operations, net of tax	(6,074)	(5,116)
Provision for doubtful accounts	—	658
Gain on sale of property, plant and equipment	(1,361)	(345)
(Gain) loss on remeasurement of intercompany balances	(153)	4,245
Loss on foreign currency derivatives	794	—
Loss on sale of business	—	1,714
Stock-based compensation expense	10,357	10,831
Deferred income tax benefit	(5,812)	(4,727)
Changes in assets and liabilities:
Accounts receivable and notes	20,582	14,126
Inventory	(24,086)	(51,067)
Contract assets	49,290	(16,263)
Other current assets	16,537	5,073
Accounts payable and other liabilities	(63,268)	29,116
Contract liabilities	24,072	(11,937)
Other	(4,785)	3,511
Net cash provided by continuing operations	120,995	88,793
Net cash provided by discontinued operations	1,967	1,144
Net cash provided by operating activities	122,962	89,937

Cash flows from investing activities:
Capital expenditures	(172,118)	(152,226)
Proceeds from sale of property, plant and equipment	4,282	2,430
Settlement of foreign currency derivatives	(794)	—
Proceeds from sale of business	—	5,000
Net cash used in continuing operations	(168,630)	(144,796)
Net cash provided by discontinued operations	—	66
Net cash used in investing activities	(168,630)	(144,730)

Cash flows from financing activities:
Proceeds from borrowings of debt	530,000	415,000
Repayments of debt	(439,338)	(365,371)
Transfer from Archrock, Inc.	420	—
Payments for debt issuance costs	—	(92)
Proceeds from stock options exercised	—	548
Purchases of treasury stock (Note 13)	(41,596)	(3,780)
Net cash provided by financing activities	49,486	46,305

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,298)	(3,691)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,520	(12,179)
Cash, cash equivalents and restricted cash at beginning of period	19,478	49,691
Cash, cash equivalents and restricted cash at end of period	$21,998	$37,512

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

Disaggregation of Revenue

The following tables present disaggregated revenue by products and services lines and by geographical regions for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by Products and Services	2019	2018	2019	2018
Contract Operations Segment:
Contract operations services (1)	$96,261	$84,828	$271,645	$272,808

Aftermarket Services Segment:
Operation and maintenance services (1)	$14,069	$14,215	$40,844	$42,812
Part sales (2)	10,208	11,301	32,197	31,511
Other services (1)	10,616	4,477	19,267	14,308
Total aftermarket services	$34,893	$29,993	$92,308	$88,631

Product Sales Segment:
Compression equipment (1)	$121,245	$106,140	$436,947	$367,135
Processing and treating equipment (1)	47,843	104,739	236,926	270,261
Production equipment (2)	—	1,084	2,458	15,864
Other product sales (1) (2)	2,189	8,065	4,467	14,004
Total product sales revenues	$171,277	$220,028	$680,798	$667,264

Total revenues	$302,431	$334,849	$1,044,751	$1,028,703

(1)	Revenue recognized over time.

(2)	Revenue recognized at a point in time.

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by Geographical Regions	2019	2018	2019	2018
North America	$157,010	$215,015	$577,405	$669,220
Latin America	67,406	64,960	185,415	205,549
Middle East and Africa	66,601	41,653	249,861	99,131
Asia Pacific	11,414	13,221	32,070	54,803
Total revenues	$302,431	$334,849	$1,044,751	$1,028,703

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

The following table summarizes the expected timing of revenue recognition from unsatisfied performance obligations (commonly referred to as backlog) as of September 30, 2019 (in thousands):

	Contract Operations Segment	Product Sales Segment
Remainder of 2019	$91,930	$137,302
2020	210,164	164,101
2021	198,640	7,091
2022	157,871	—
2023	139,920	—
Thereafter	411,662	—
Total backlog	$1,210,187	$308,494

Our aftermarket services contracts are subject to cancellation or modification at the election of the customer.

Contract Assets and Contract Liabilities

The following table provides information about accounts receivables, net, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivables, net	$231,220	$248,467
Contract assets and contract liabilities:
Current contract assets	37,207	91,602
Long-term contract assets	5,396	5,430
Current contract liabilities	105,788	153,483
Long-term contract liabilities	165,188	101,363

During the nine months ended September 30, 2019, revenue recognized from contract operations services included $17.0 million of revenue deferred in previous periods. Revenue recognized during the nine months ended September 30, 2019 from product sales performance obligations partially satisfied in previous periods was $515.6 million, of which $102.8 million was included in billings in excess of costs at the beginning of the period. The decreases in current contract assets and current contract liabilities during the nine months ended September 30, 2019 were primarily driven by the progression of product sales projects and the timing of milestone billings in the North America region. The increase in long-term contract liabilities during the nine months ended September 30, 2019 was primarily driven by advanced billings to contract operations customers in the Latin America region.

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

We primarily lease various offices, warehouses, equipment and vehicles. A right-of-use asset represents our right to use an underlying asset for the lease term and a lease liability represents our obligation to make lease payments arising from the lease. Our operating lease right-of-use assets and lease liabilities are recognized at the present value of lease payments over the lease term at the time of lease commencement, adjusted to include the impact of any lease incentives. Leases with initial terms of 12 months or less are not recorded on our balance sheets and leases that contain non-lease components are combined with the lease components and accounted for as a single lease component.

Our lease agreements are negotiated on an individual basis and contain a variety of different terms and conditions. They generally do not contain any material residual value guarantees or material restrictive covenants. Certain lease agreements include rental payments adjusted periodically for inflation. Additionally, some of our leases include one or more options to renew, with renewal terms that can extend the lease term from one month to 10 years. Options to renew our lease terms are included in determining the right-of-use asset and lease liability when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. During the three and nine months ended September 30, 2019, we recorded expenses of $1.7 million and $6.0 million for our operating leases, respectively, of which $0.1 million and $0.4 million of expenses related to operating leases with initial terms of 12 months or less, respectively. We do not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. As of September 30, 2019, the weighted average remaining lease term and weighted average discount rate applied for our operating leases were nine years and 7%, respectively.

As of September 30, 2019, our lease assets and lease liabilities consisted of the following (in thousands):

Leases	Classification	September 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$29,293

Liabilities
Operating - current	Current operating lease liabilities	$6,547
Operating - noncurrent	Long-term operating lease liabilities	30,256
Total lease liabilities		$36,803

As of September 30, 2019, maturities of our operating lease liabilities consisted of the following (in thousands):

Maturity of Operating Lease Liabilities	September 30, 2019
Remainder of 2019 (1)	$(39)
2020	7,768
2021	6,729
2022	5,774
2023	5,039
Thereafter	26,268
Total lease payments	51,539
Less: Imputed interest	(14,736)
Present value of lease liabilities	$36,803

(1)    Includes lease incentives of $1.9 million expected to be received in the fourth quarter of 2019.

As of December 31, 2018, commitments for future minimum rental payments with terms in excess of one year were as follows (in thousands):

Future Minimum Rental Payments	December 31, 2018
2019	$6,076
2020	5,929
2021	4,583
2022	3,756
2023	3,038
Thereafter	11,615
Total lease payments	$34,997

The following table provides supplemental cash flow information related to leases for the nine months ended September 30, 2019 (in thousands):

Cash Flow Information	Classification	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	Net cash provided by operating activities	$(137)
Leased assets obtained in exchange for new operating lease liabilities	Non-cash	297

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

The following table summarizes the operating results of discontinued operations (in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Venezuela	Belleli EPC	Total	Venezuela	Belleli EPC	Total
Revenue	$—	$31	$31	$—	$7,654	$7,654
Cost of sales (excluding depreciation and amortization expense)	—	1,204	1,204	—	3,587	3,587
Selling, general and administrative	114	231	345	35	742	777
Other (income) expense, net	—	28	28	—	537	537
Provision for income taxes	—	—	—	—	580	580
Income (loss) from discontinued operations, net of tax	$(114)	$(1,432)	$(1,546)	$(35)	$2,208	$2,173

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Venezuela	Belleli EPC	Total	Venezuela	Belleli EPC	Total
Revenue	$—	$265	$265	$—	$15,536	$15,536
Cost of sales (excluding depreciation and amortization expense)	—	(395)	(395)	—	8,798	8,798
Selling, general and administrative	182	921	1,103	96	929	1,025
Depreciation and amortization	—	—	—	—	480	480
Other (income) expense, net	—	(304)	(304)	1	(553)	(552)
Provision for (benefit from) income taxes	—	(6,213)	(6,213)	—	669	669
Income (loss) from discontinued operations, net of tax	$(182)	$6,256	$6,074	$(97)	$5,213	$5,116

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	September 30, 2019			December 31, 2018
	Venezuela	Belleli EPC	Total	Venezuela	Belleli EPC	Total
Cash	$—	$—	$—	$3	$—	$3
Accounts receivable	—	3,720	3,720	—	11,509	11,509
Contract assets	—	308	308	—	—	—
Other current assets	—	—	—	7	86	93
Total current assets associated with discontinued operations	—	4,028	4,028	10	11,595	11,605
Property, plant and equipment, net	—	—	—	—	28	28
Intangible and other assets, net	—	2,979	2,979	—	1,633	1,633
Total assets associated with discontinued operations	$—	$7,007	$7,007	$10	$13,256	$13,266

Accounts payable	$—	$1,449	$1,449	$—	$4,382	$4,382
Accrued liabilities	108	5,710	5,818	12	7,831	7,843
Contract liabilities	—	2,536	2,536	—	2,542	2,542
Total current liabilities associated with discontinued operations	108	9,695	9,803	12	14,755	14,767
Other long-term liabilities	—	617	617	—	5,914	5,914
Total liabilities associated with discontinued operations	$108	$10,312	$10,420	$12	$20,669	$20,681

Note 5 - Inventory, Net

Inventory, net of reserves, consisted of the following amounts (in thousands):

	September 30, 2019	December 31, 2018
Parts and supplies	$111,372	$92,016
Work in progress	51,033	49,547
Finished goods	7,994	9,126
Inventory, net	$170,399	$150,689

Note 6 - Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Compression equipment, processing facilities and other fleet assets	$1,806,860	$1,713,153
Land and buildings	106,849	101,571
Transportation and shop equipment	78,627	82,960
Computer software	58,401	54,572
Other	41,235	47,210
	2,091,972	1,999,466
Accumulated depreciation	(1,160,369)	(1,097,889)
Property, plant and equipment, net	$931,603	$901,577

Note 7 - Assets Held for Sale

In the second quarter of 2019, we classified certain long-lived assets as assets held for sale in our balance sheets. In conjunction with the planned disposition of these units, during the three and nine months ended September 30, 2019, we recorded impairment charges of $3.0 million and $8.9 million, respectively, to reduce these assets to their approximate fair values based on the expected net proceeds. The impairment charges are reflected in long-lived asset impairment in our statements of operations. As of September 30, 2019, the fair value of these long-lived assets after impairment was $2.1 million.

Note 8 - Debt

Debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Revolving credit facility due October 2023	$126,000	$35,000
8.125% senior notes due May 2025	375,000	375,000
Other debt	350	687
Unamortized deferred financing costs of 8.125% senior notes	(5,667)	(6,428)
Total debt	495,683	404,259
Less: Amounts due within one year (1)	(336)	(449)
Long-term debt	$495,347	$403,810

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

As of September 30, 2019, we had $126.0 million in outstanding borrowings and $23.0 million in outstanding letters of credit under our revolving credit facility. At September 30, 2019, taking into account guarantees through letters of credit, we had undrawn capacity of $551.0 million under our revolving credit facility. Our Credit Agreement limits our senior secured leverage ratio (as defined in the Credit Agreement) on the last day of the fiscal quarter to no greater than 2.75 to 1.0. As a result of this limitation, $472.9 million of the $551.0 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of September 30, 2019.

8.125% Senior Notes Due May 2025

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued $375.0 million aggregate principal amount of 8.125% senior unsecured notes due 2025 (the “2017 Notes”). We guarantee the 2017 Notes on a senior unsecured basis. We may redeem the 2017 Notes at any time in cash, in whole or part, at certain redemption prices, including the applicable make-whole premium plus accrued and unpaid interest, if any, to the date of redemption.

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

Nonrecurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2019 and 2018, with pricing levels as of the date of valuation (in thousands):

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets (1)	$—	$—	$—	$—	$—	$550
Impaired assets—assets held for sale (2) (3)	—	—	2,142	—	—	21,026
Long-term note receivable (4)	—	—	15,104	—	—	14,573

(1)
Our estimate of the fair value of the impaired long-lived assets during the nine months ended September 30, 2018 was primarily based on the expected net sale proceeds compared to other fleet units we sold and/or a review of other units offered for sale by third parties.

(2)	Our estimate of the fair value of the impaired assets, which were classified as held for sale as of September 30, 2019, was based on the expected net proceeds from the sale of the assets.

(3)
Our estimate of the fair value of the impaired North America production equipment assets (“PEQ assets”), which were classified as assets held for sale as of March 31, 2018 and sold in June 2018, was based on the expected net proceeds from the sale of the assets.

(4)	Our estimate of the fair value of a note receivable was discounted based on a settlement period of eight years and a discount rate of 5.2%

Financial Instruments

Our financial instruments consists of cash, restricted cash, receivables, payables and debt. At September 30, 2019 and December 31, 2018, the estimated fair values of cash, restricted cash, receivables and payables approximated their carrying amounts as reflected in our balance sheets due to the short-term nature of these financial instruments.

The fair value of the 2017 Notes was estimated based on model derived calculations using market yields observed in active markets, which are Level 2 inputs. As of September 30, 2019 and December 31, 2018, the carrying amount of the 2017 Notes, excluding unamortized deferred financing costs, of $375.0 million was estimated to have a fair value of $374.0 million and $362.0 million, respectively. Due to the variable rate nature of our revolving credit facility, the carrying value as of September 30, 2019 and December 31, 2018 approximated the fair value as the rate was comparable to the then-current market rate at which debt with similar terms could have been obtained.

Note 10 - Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

In the second quarter of 2019, we classified certain long-lived assets as assets held for sale in our balance sheets. As described in Note 7, in conjunction with the planned disposition of these units, we recorded impairment charges of $3.0 million and $8.9 million to write-down these assets to their approximate fair values during the three and nine months ended September 30, 2019 based on the expected net proceeds, respectively.

During the third quarter of 2018, we evaluated idle units that had been previously culled from our fleet and were available for sale for impairment. Based upon that review, we reduced the expected proceeds from disposition for certain units. This resulted in an additional impairment of $2.1 million to reduce the book value of each unit to its estimated fair value during the three and nine months ended September 30, 2018. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties.

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

Note 11 - Restructuring and Other Charges

The energy industry’s focus on capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the second quarter of 2019, we began the consolidation of two of our manufacturing facilities located in Houston, Texas into one facility and announced a cost reduction plan primarily focused on workforce reductions. We incurred restructuring and other charges associated with these activities of $1.8 million and $7.7 million for the three and nine months ended September 30, 2019, respectively. These charges are reflected as restructuring and other charges in our statements of operations and accrued liabilities on our balance sheets. We expect to settle these charges within the next twelve months in cash.

In the second quarter of 2018, we initiated a relocation plan in the North America region to better align our contract operations business with our customers. As a result of this plan, during the nine months ended September 30, 2019, we incurred restructuring and other charges of $0.2 million related to relocation costs. During the three and nine months ended September 30, 2018, we incurred restructuring and other charges of $0.3 million and $1.7 million, respectively, primarily related to employee termination benefits. The charges incurred in conjunction with this relocation plan are included in restructuring and other charges in our statements of operations. In the second quarter of 2019, we completed restructuring activities related to the relocation plan.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the nine months ended September 30, 2019 (in thousands):

	Cost Reduction Plan	Relocation Plan	Total
Beginning balance at January 1, 2018	$—	$—	$—
Additions for costs expensed	—	1,422	1,422
Reductions for payments	—	(409)	(409)
Ending balance at September 30, 2018	$—	$1,013	$1,013

Beginning balance at January 1, 2019	$—	$309	$309
Additions for costs expensed, net	7,673	293	7,966
Reductions for payments	(3,633)	(602)	(4,235)
Ending balance at September 30, 2019	$4,040	$—	$4,040

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee termination benefits	$1,549	$33	$7,477	$1,389
Relocation costs	245	231	489	297
Total restructuring and other charges	$1,794	$264	$7,966	$1,686

Note 12 - Provision for Income Taxes

Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn, or losses we incur, in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. Our effective tax rate is also affected by valuation allowances recorded against loss carryforwards in the U.S. and certain other jurisdictions, foreign withholding taxes and changes in foreign currency exchange rates.

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21.0% and our effective tax rate of (6.1)% for the three months ended September 30, 2019: (i) a $0.8 million favorable impact resulting primarily from rate differences between U.S. and foreign jurisdictions including foreign withholding taxes, (ii) a $0.6 million negative impact resulting from foreign currency devaluations in Argentina, and (iii) a $2.5 million negative impact resulting from the recording of valuation allowances recorded against U.S. deferred tax assets.

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21.0% and our effective tax rate of (240.4)% for the nine months ended September 30, 2019: (i) a $6.6 million negative impact resulting primarily from rate differences between U.S. and foreign jurisdictions including foreign withholding taxes, (ii) a $7.4 million negative impact resulting from foreign currency devaluations in Argentina, and (iii) a $7.3 million negative impact resulting from the recording of valuation allowances recorded against U.S. deferred tax assets.

Our effective tax rate decreased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a decrease in income before income taxes, an increase in valuation allowances recorded in the U.S., a decrease in foreign withholding tax and a decrease in tax related to foreign exchange movement in Argentina in 2019.

During the nine months ended September 30, 2019, we recorded a $6.5 million tax benefit (recognized in income from discontinued operations, net of tax), related to a settlement of Italian tax litigation previously recorded as an unrecognized tax benefit.

Note 13 - Stockholders’ Equity

Share Repurchase Program

On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the nine months ended September 30, 2019, we repurchased 3,054,338 shares of our common stock for $38.9 million in connection with our share repurchase program. As of September 30, 2019, the remaining authorized repurchase amount under the share repurchase program was $61.1 million. Additionally, treasury stock purchased during the nine months ended September 30, 2019 and 2018 included shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards.

Note 14 - Stock-Based Compensation

Stock Options

There were no stock options granted during the nine months ended September 30, 2019.

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

The table below presents the changes in restricted stock, restricted stock units and performance units for our common stock during the nine months ended September 30, 2019.

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2019	1,044	$25.89
Granted	826	16.90
Vested	(502)	23.20
Cancelled	(128)	22.05
Non-vested awards, September 30, 2019 (1)	1,240	21.39

(1)	As of September 30, 2019, 329,000 of the non-vested awards are presented within our balance sheets as liabilities due to their expected cash settlement.

As of September 30, 2019, we estimate $15.2 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance units issued to our employees to be recognized over the weighted-average vesting period of 1.6 years.

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

The following table presents a reconciliation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator for basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$(8,295)	$3,196	$(28,614)	$5,665
Income (loss) from discontinued operations, net of tax	(1,546)	2,173	6,074	5,116
Less: Net income attributable to participating securities	—	(140)	—	(284)
Net income (loss) — used in basic and diluted net income (loss) per common share	$(9,841)	$5,229	$(22,540)	$10,497

Weighted average common shares outstanding including participating securities	34,523	36,430	35,623	36,361
Less: Weighted average participating securities outstanding	(740)	(950)	(784)	(959)
Weighted average common shares outstanding — used in basic net income (loss) per common share	33,783	35,480	34,839	35,402
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	64	*	67
Weighted average common shares outstanding — used in diluted net income (loss) per common share	33,783	35,544	34,839	35,469

Net income (loss) per common share:
Basic	$(0.29)	$0.15	$(0.65)	$0.30
Diluted	$(0.29)	$0.15	$(0.65)	$0.30

*	Excluded from diluted net income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable for the three and nine months ended September 30, 2019 and 2018 that were excluded from computing diluted net income (loss) per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value	69	35	70	35
Net dilutive potential common shares issuable	69	35	70	35

Note 16 - Commitments and Contingencies

Contingencies

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2019 and December 31, 2018, we had accrued $5.1 million for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

The following table presents revenue and other financial information by reportable segment for the three and nine months ended September 30, 2019 and 2018 (in thousands):

Three Months Ended	Contract Operations	Aftermarket Services	Product Sales	Reportable Segments Total
September 30, 2019:
Revenue	$96,261	$34,893	$171,277	$302,431
Gross margin (1)	61,905	8,814	18,266	88,985
September 30, 2018:
Revenue	$84,828	$29,993	$220,028	$334,849
Gross margin (1)	57,060	7,855	31,822	96,737

Nine Months Ended	Contract Operations	Aftermarket Services	Product Sales	Reportable Segments Total
September 30, 2019:
Revenue	$271,645	$92,308	$680,798	$1,044,751
Gross margin (1)	178,362	24,494	77,646	280,502
September 30, 2018:
Revenue	$272,808	$88,631	$667,264	$1,028,703
Gross margin (1)	177,283	23,890	86,960	288,133

(1)	Gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense).

The following table reconciles income (loss) before income taxes to total gross margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income (loss) before income taxes	$(7,818)	$11,150	$(8,405)	$28,733
Selling, general and administrative	37,702	45,103	126,790	133,727
Depreciation and amortization	42,133	31,108	116,669	92,321
Long-lived asset impairment	2,970	2,054	8,889	3,858
Restatement related charges (recoveries), net	—	(342)	20	(318)
Restructuring and other charges	1,794	264	7,966	1,686
Interest expense	10,103	7,685	28,194	21,787
Other (income) expense, net	2,101	(285)	379	6,339
Total gross margin	$88,985	$96,737	$280,502	$288,133

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

Condensed Consolidating Balance Sheet
September 30, 2019
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
ASSETS

Cash and cash equivalents	$57	$905	$21,017	$—	$21,979
Restricted cash	—	—	19	—	19
Accounts receivable, net	—	61,031	170,189	—	231,220
Inventory, net	—	98,056	72,343	—	170,399
Contract assets	—	12,479	24,728	—	37,207
Intercompany receivables	—	248,420	389,860	(638,280)	—
Other current assets	—	10,142	15,740	—	25,882
Current assets associated with discontinued operations	—	—	4,028	—	4,028
Total current assets	57	431,033	697,924	(638,280)	490,734
Property, plant and equipment, net	—	250,813	680,790	—	931,603
Operating lease right-of-use assets	—	11,677	17,616	—	29,293
Investment in affiliates	528,740	900,022	(371,282)	(1,057,480)	—
Deferred income taxes	—	3,343	6,971	—	10,314
Intangible and other assets, net	—	30,817	54,854	—	85,671
Long-term assets held for sale	—	2,142	—	—	2,142
Long-term assets associated with discontinued operations	—	—	2,979	—	2,979
Total assets	$528,797	$1,629,847	$1,089,852	$(1,695,760)	$1,552,736

LIABILITIES AND EQUITY

Accounts payable, trade	$—	$61,419	$29,556	$—	$90,975
Accrued liabilities	—	38,831	73,033	—	111,864
Contract liabilities	—	61,861	43,927	—	105,788
Current operating lease liabilities	—	1,922	4,625	—	6,547
Intercompany payables	39,698	389,860	208,722	(638,280)	—
Current liabilities associated with discontinued operations	—	—	9,803	—	9,803
Total current liabilities	39,698	553,893	369,666	(638,280)	324,977
Long-term debt	—	495,347	—	—	495,347
Deferred income taxes	—	—	1,869	—	1,869
Long-term contract liabilities	—	21,957	143,231	—	165,188
Long-term operating lease liabilities	—	18,128	12,128	—	30,256
Other long-term liabilities	—	11,782	33,601	—	45,383
Long-term liabilities associated with discontinued operations	—	—	617	—	617
Total liabilities	39,698	1,101,107	561,112	(638,280)	1,063,637
Total equity	489,099	528,740	528,740	(1,057,480)	489,099
Total liabilities and equity	$528,797	$1,629,847	$1,089,852	$(1,695,760)	$1,552,736

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

Condensed Consolidating Statement of Operations and Comprehensive Loss
Three Months Ended September 30, 2019
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Revenues	$—	$163,061	$158,436	$(19,066)	$302,431
Cost of sales (excluding depreciation and amortization expense)	—	139,270	93,242	(19,066)	213,446
Selling, general and administrative	344	19,201	18,157	—	37,702
Depreciation and amortization	—	14,286	27,847	—	42,133
Long-lived asset impairment	—	2,970	—	—	2,970
Restructuring and other charges	—	956	838	—	1,794
Interest expense	—	10,024	79	—	10,103
Intercompany charges, net	—	(361)	361	—	—
Equity in (income) loss of affiliates	9,497	(104,869)	115,002	(19,630)	—
Other (income) expense, net	—	91,950	(89,849)	—	2,101
Loss before income taxes	(9,841)	(10,366)	(7,241)	19,630	(7,818)
Provision for (benefit from) income taxes	—	(233)	1,346	(636)	477
Loss from continuing operations	(9,841)	(10,133)	(8,587)	20,266	(8,295)
Loss from discontinued operations, net of tax	—	—	(1,546)	—	(1,546)
Net loss	(9,841)	(10,133)	(10,133)	20,266	(9,841)
Other comprehensive loss	(3,631)	(3,631)	(3,631)	7,262	(3,631)
Comprehensive loss attributable to Exterran stockholders	$(13,472)	$(13,764)	$(13,764)	$27,528	$(13,472)

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

Condensed Consolidating Statement of Operations and Comprehensive Loss
Nine Months Ended September 30, 2019
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Revenues	$—	$627,895	$504,165	$(87,309)	$1,044,751
Cost of sales (excluding depreciation and amortization expense)	—	545,260	306,298	(87,309)	764,249
Selling, general and administrative	885	64,650	61,255	—	126,790
Depreciation and amortization	—	43,525	73,144	—	116,669
Long-lived asset impairment	—	8,889	—	—	8,889
Restatement related charges	—	20	—	—	20
Restructuring and other charges	—	4,375	3,591	—	7,966
Interest expense	—	28,293	(99)	—	28,194
Intercompany charges, net	—	3,584	(3,584)	—	—
Equity in (income) loss of affiliates	21,655	(50,473)	82,164	(53,346)	—
Other (income) expense, net	—	3,618	(3,239)	—	379
Loss before income taxes	(22,540)	(23,846)	(15,365)	53,346	(8,405)
Provision for income taxes	—	7,845	22,400	(10,036)	20,209
Loss from continuing operations	(22,540)	(31,691)	(37,765)	63,382	(28,614)
Income from discontinued operations, net of tax	—	—	6,074	—	6,074
Net loss	(22,540)	(31,691)	(31,691)	63,382	(22,540)
Other comprehensive loss	(4,179)	(4,179)	(4,179)	8,358	(4,179)
Comprehensive loss attributable to Exterran stockholders	$(26,719)	$(35,870)	$(35,870)	$71,740	$(26,719)

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

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2019
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$683	$(8,442)	$128,754	$—	$120,995
Net cash provided by discontinued operations	—	—	1,967	—	1,967
Net cash provided by (used in) operating activities	683	(8,442)	130,721	—	122,962

Cash flows from investing activities:
Capital expenditures	—	(69,290)	(102,828)	—	(172,118)
Proceeds from sale of property, plant and equipment	—	731	3,551	—	4,282
Intercompany transfers	—	(38,268)	(27,357)	65,625	—
Settlement of foreign currency derivatives	—	(794)	—	—	(794)
Net cash used in investing activities	—	(107,621)	(126,634)	65,625	(168,630)

Cash flows from financing activities:
Proceeds from borrowings of debt	—	530,000	—	—	530,000
Repayments of debt	—	(439,338)	—	—	(439,338)
Intercompany transfers	38,268	27,357	—	(65,625)	—
Transfers from Archrock, Inc.	—	420	—	—	420
Purchases of treasury stock	(38,939)	(2,657)	—	—	(41,596)
Net cash provided by (used in) financing activities	(671)	115,782	—	(65,625)	49,486

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(1,298)	—	(1,298)
Net increase (decrease) in cash, cash equivalents and restricted cash	12	(281)	2,789	—	2,520
Cash, cash equivalents and restricted cash at beginning of period	45	1,186	18,247	—	19,478
Cash, cash equivalents and restricted cash at end of period	$57	$905	$21,036	$—	$21,998

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

•	risks associated with our operations, such as equipment defects, equipment malfunctions, environmental discharges and natural disasters;

•	the risk that counterparties will not perform their obligations under their contracts with us or other changes that could impact our ability to recover our fixed asset investment;

•	the financial condition of our customers;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment and workforce factors, including our ability to hire, train and retain key employees;

•	our ability to implement our business and financial objectives, including:

•	winning profitable new business;

•	timely and cost-effective execution of projects;

•	enhancing or maintaining our asset utilization, particularly with respect to our fleet of compressors and other assets;

•	integrating acquired businesses;

•	generating sufficient cash to satisfy our operating needs, existing capital commitments and other contractual cash obligations, including our debt obligations; and

•	accessing the financial markets at an acceptable cost;

•	our ability to accurately estimate our costs and time required under our fixed price contracts;

•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.

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

We have continued to work toward our strategy to be a company that leverages technology and operational excellence to providing complete systems and process solutions in energy and industrial applications. Over the past several years, we have made significant progress in this journey by taking actions to protect our core business, develop important organizational capabilities and implement new processes to position Exterran for success. We are focused on optimizing our portfolio of products and services to better serve our global customers while providing a more attractive investment option for our investors. As we continue on this path, we are also reviewing options for our U.S. compression fabrication business to be a positive contributor to our strategy. This business has performed well over the past year despite difficult market conditions as we worked to maximize margins and returns. We will fully explore our options and we are committed to supporting our customers, employees and other stakeholders throughout the process.

Historically, oil, natural gas and natural gas liquids prices and the level of drilling and exploration activity in North America have been volatile. The Henry Hub spot price for natural gas was $2.37 per MMBtu at September 30, 2019, which was 27% and 21% lower than the prices at December 31, 2018 and September 30, 2018, respectively, and the U.S. natural gas liquid composite price was $4.62 per MMBtu for the month of July 2019, which was 28% and 56% lower than the prices for the month of December 2018 and September 2018, respectively. In addition, the West Texas Intermediate crude oil spot price as of September 30, 2019 was 20% higher than the price at December 31, 2018 and 26% lower than the price at September 30, 2018. Volatility in commodity prices and an industry trend towards disciplined capital spending and improving returns have caused timing uncertainties in demand recently. These uncertainties have caused delays in the timing of new equipment orders and lower bookings in our product sales segment. Booking activity levels for our product sales segment in North America during the nine months ended September 30, 2019 were $143.5 million, which represents a decrease of 81% compared to the nine months ended September 30, 2018.

Longer-term fundamentals in our international markets partially depend on international oil and gas infrastructure projects, many of which are based on the longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based on longer-term fundamentals that may be less tied to near term commodity prices than our North American customers. Over the long-term, we believe the demand for our products and services in international markets will continue, and we expect to have opportunities to grow our international businesses. Booking activity levels for our product sales segment in international markets during the nine months ended September 30, 2019 were $140.0 million, which represents a decrease of 35% compared to the nine months ended September 30, 2018.

Aggregate booking activity levels for our product sales segment in North America and international markets during the nine months ended September 30, 2019 were $283.5 million, which represents a decrease of 71% compared to the nine months ended September 30, 2018, respectively. Fluctuations in the size and timing of customers’ requests for bid proposals and awards of new contracts tend to create variability in booking activity levels from period to period.

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

Our level of capital spending largely depends on the demand for our contract operations services and the equipment required to provide such services to our customers. Based on orders awarded for contract operations, we expect to invest more capital in our contract operations business in 2019 than we did in 2018.

A decline in demand for oil and natural gas or prices for those commodities, or instability and prioritization of capital funding in the global energy markets could cause a reduction in demand for our products and services. We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

Operating Highlights

The following table summarizes our contract operations and product sales backlog (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018
Contract Operations Backlog:
Contract operations services	$1,210,187	$1,398,644	$1,357,283

Product Sales Backlog:
Compression equipment	$196,144	$471,827	$464,866
Processing and treating equipment	50,176	229,258	284,943
Production equipment	—	2,438	5,450
Other product sales	62,174	2,246	3,879
Total product sales backlog	$308,494	$705,769	$759,138

Financial Results of Operations

Summary of Results

Revenue.
Revenue during the three months ended September 30, 2019 and 2018 was $302.4 million and $334.8 million, respectively. The decrease in revenue during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was due to a decrease in revenue in our product sales segment, partially offset by increases in revenue in our contract operations and aftermarket services segments.

Revenue during the nine months ended September 30, 2019 and 2018 was $1,044.8 million and $1,028.7 million, respectively. The increase in revenue during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due to increases in revenue in our product sales and aftermarket services segments, partially offset by a decrease in our contract operations segment.

Net income (loss).
We generated net loss of $9.8 million and net income of $5.4 million during the three months ended September 30, 2019 and 2018, respectively. The decrease in net income during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to a decrease in gross margin for our product sales segment and an increase in depreciation and amortization expense, partially offset by decreases in income taxes and selling, general and administrative (“SG&A”) expense. Net loss during the three months ended September 30, 2019 included loss from discontinued operations, net of tax, of $1.5 million and net income during the three months ended September 30, 2018 included income from discontinued operations, net of tax, of $2.2 million.

We generated net loss of $22.5 million and net income of $10.8 million during the nine months ended September 30, 2019 and 2018, respectively. The decrease in net income during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to an increase in depreciation and amortization expense, a decrease in gross margin for our product sales segment and increases in interest expense and restructuring and other charges, partially offset by a decrease in SG&A expenses, a decrease in foreign currency losses of $2.9 million and a loss of $1.7 million on the sale of our North America production equipment assets (“PEQ assets”) in the prior year period. Net loss during the nine months ended September 30, 2019 included income from discontinued operations, net of tax, of $6.1 million and net income during the nine months ended September 30, 2018 included income from discontinued operations, net of tax, of $5.1 million.

EBITDA, as adjusted.
Our EBITDA, as adjusted, was $50.1 million and $52.1 million during the three months ended September 30, 2019 and 2018, respectively. EBITDA, as adjusted, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 decreased primarily due to a decrease in gross margin for our product sales segment, partially offset by a decrease in SG&A and an increase in gross margin for our contract operations segment.

Our EBITDA, as adjusted, was $153.4 million and $154.0 million during the nine months ended September 30, 2019 and 2018, respectively. EBITDA, as adjusted, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 decreased primarily due to a decrease in gross margin for our product sales segment, partially offset by a decrease in SG&A and increases in gross margin for our contract operations and aftermarket services segments.

EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures” included elsewhere in this Quarterly Report.

The Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Contract Operations
(dollars in thousands)

	Three Months Ended September 30,
	2019	2018	Change	% Change
Revenue	$96,261	$84,828	$11,433	13%
Cost of sales (excluding depreciation and amortization expense)	34,356	27,768	6,588	24%
Gross margin	$61,905	$57,060	$4,845	8%
Gross margin percentage (1)	64%	67%	(3)%	(4)%
___________________
(1) Defined as gross margin divided by revenue.

The increase in revenue during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to increases in revenue of $10.4 million and $1.6 million in the Middle East and Africa region and the North America region, respectively, partially offset by a decrease in revenue of $1.1 million in the Asia Pacific region. The revenue increase in the Middle East and Africa region was primarily due to the start-up of a project that was not operating in the prior year period and the start-up of a project that commenced August 2018. The revenue increase in the North America region was primarily due to a contract amendment that resulted in higher revenue in the current year period. The revenue decrease in the Asia Pacific region was primarily driven by projects that terminated in the fourth quarter of 2018. Gross margin increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to the revenue increases explained above. Gross margin percentage decreased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to higher maintenance expenses in the current year period resulting from delayed maintenance expenditures in the prior year period.
Aftermarket Services
(dollars in thousands)

	Three Months Ended September 30,
	2019	2018	Change	% Change
Revenue	$34,893	$29,993	$4,900	16%
Cost of sales (excluding depreciation and amortization expense)	26,079	22,138	3,941	18%
Gross margin	$8,814	$7,855	$959	12%
Gross margin percentage	25%	26%	(1)%	(4)%

The increase in revenue during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to an increase in installation services, offset by a decrease in part sales. Gross margin increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to the revenue increase explained above. Gross margin percentage during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 remained relatively flat.

Product Sales
(dollars in thousands)

	Three Months Ended September 30,
	2019	2018	Change	% Change
Revenue	$171,277	$220,028	$(48,751)	(22)%
Cost of sales (excluding depreciation and amortization expense)	153,011	188,206	(35,195)	(19)%
Gross margin	$18,266	$31,822	$(13,556)	(43)%
Gross margin percentage	11%	14%	(3)%	(21)%

The decrease in revenue during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to a decrease in revenue of $59.8 million in the North America region, partially offset by an increase in revenue of $12.6 million in the Middle East and Africa region. The decrease in revenue in the North America region was primarily due to a decrease of $71.4 million in processing and treating equipment revenue, partially offset by an increase of $12.5 million in compression equipment revenue. The increase in revenue in the Middle East and Africa region was primarily due to an increase of $14.5 million in processing and treating equipment revenue. Gross margin decreased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to the revenue decrease explained above and higher expenses on a specific project in the North America region. Gross margin percentage during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 decreased primarily due to the higher expenses discussed above and a shift in product mix in the North America region during the current year period.

Costs and Expenses
(dollars in thousands)

	Three Months Ended September 30,
	2019	2018	Change	% Change
Selling, general and administrative	$37,702	$45,103	$(7,401)	(16)%
Depreciation and amortization	42,133	31,108	11,025	35%
Long-lived asset impairment	2,970	2,054	916	45%
Restatement related recoveries, net	—	(342)	342	(100)%
Restructuring and other charges	1,794	264	1,530	580%
Interest expense	10,103	7,685	2,418	31%
Other (income) expense, net	2,101	(285)	2,386	(837)%

Selling, general and administrative
SG&A expense decreased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to a decrease in compensation and associated costs and a decrease in third-party professional expenses. SG&A expense as a percentage of revenue was 12% and 13% during the three months ended September 30, 2019 and 2018, respectively.

Depreciation and amortization
Depreciation and amortization expense during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 increased primarily due to an increase in depreciation expense of $5.4 million in the current year period resulting from an amendment to a contract operations contract in the fourth quarter of 2018. Additionally, depreciation expense of capitalized installation costs increased by $7.1 million primarily due to additional depreciation on projects that were not operating in the prior year period. Capitalized installation costs included, among other things, civil engineering, piping, electrical instrumentation and project management costs.

Long-lived asset impairment
In the second quarter of 2019, we classified certain long-lived assets as assets held for sale in our balance sheets. In conjunction with the planned disposition of these units, we recorded an additional impairment charge of $3.0 million to write-down these assets to their approximate fair values during the three months ended September 30, 2019 based on the expected net proceeds.

We regularly review the future deployment of our idle compression assets used in our contract operations segment for units that are not the type, configuration, condition, make or model that are cost efficient to maintain and operate. During the third quarter 2018, we evaluated idle units that had been previously culled from our fleet and were available for sale for impairment. Based upon that review, we reduced the expected proceeds from disposition for certain units. This resulted in an additional impairment of $2.1 million to reduce the book value of each unit to its estimated fair value during the three months ended September 30, 2018. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties.

Restructuring and other charges
The energy industry’s focus on capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the second quarter of 2019, we began the consolidation of two of our manufacturing facilities located in Houston, Texas into one facility and announced a cost reduction plan primarily focused on workforce reductions. We incurred restructuring and other charges associated with these activities of $1.8 million during the three months ended September 30, 2019.

In the second quarter of 2018, we initiated a relocation plan in the North America region to better align our contract operations business with our customers. As a result of this plan, during the three months ended September 30, 2018, we incurred restructuring and other charges of $0.3 million primarily related to relocation costs.

Interest expense
The increase in interest expense during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to a decrease in capitalized interest and a higher average balance of long-term debt. During the three months ended September 30, 2019 and 2018, the average daily outstanding borrowings of long-term debt were $519.9 million and $453.0 million, respectively.

Other (income) expense, net
The change in other (income) expense, net, was primarily due to foreign currency losses of $3.1 million during the three months ended September 30, 2019 compared to foreign currency losses of $0.8 million during the three months ended September 30, 2018. Foreign currency losses included translation losses of $0.9 million and $0.2 million during the three months ended September 30, 2019 and 2018, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations.

Income Taxes
(dollars in thousands)

	Three Months Ended September 30,
	2019	2018	Change	% Change
Provision for income taxes	$477	$7,954	$(7,477)	(94)%
Effective tax rate	(6.1)%	71.3%	(77.4)%	(109)%

Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn, or losses we incur, in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. Our effective tax rate is also affected by valuation allowances recorded against loss carryforwards in the U.S. and certain other jurisdictions, foreign withholding taxes and changes in foreign currency exchange rates.

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21.0% and our effective tax rate for the three months ended September 30, 2019: (i) a $0.8 million favorable impact resulting primarily from rate differences between U.S. and foreign jurisdictions including foreign withholding taxes, (ii) a $0.6 million negative impact resulting from foreign currency devaluations in Argentina, and (iii) a $2.5 million negative impact resulting from the recording of valuation allowances recorded against U.S. deferred tax assets.

Discontinued Operations
(dollars in thousands)

	Three Months Ended September 30,
	2019	2018	Change	% Change
Income (loss) from discontinued operations, net of tax	$(1,546)	$2,173	$(3,719)	(171)%

Income (loss) from discontinued operations, net of tax, includes our Venezuelan subsidiary’s operations that were expropriated in June 2009 and our Belleli EPC business.

Income (loss) from discontinued operations, net of tax, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 decreased primarily due to a $3.6 million decrease in income from Belleli EPC primarily driven by decreased activity as we continued to close out the business. For further details on our discontinued operations, see Note 4 to the Financial Statements.

The Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Contract Operations
(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018	Change	% Change
Revenue	$271,645	$272,808	$(1,163)	—%
Cost of sales (excluding depreciation and amortization expense)	93,283	95,525	(2,242)	(2)%
Gross margin	$178,362	$177,283	$1,079	1%
Gross margin percentage (1)	66%	65%	1%	2%
___________________
(1) Defined as gross margin divided by revenue.

The decrease in revenue during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to decreases in revenue of $16.8 million and $6.2 million in the Latin America region and Asia Pacific region, respectively, partially offset by increases in revenue of $19.3 million and $2.5 million in the Middle East and Africa region and the North America region, respectively. The revenue decrease in the Latin America region was primarily driven by a decrease of $11.2 million in Argentina largely resulting from the current year impact of the devaluation of the Argentine Peso and projects that terminated operations in 2018 and a $9.0 million decrease in Brazil primarily driven by projects that terminated in 2018 and 2019 and the impact of foreign currency exchange rates. These revenue decreases in the Latin America region were partially offset by an increase of $3.8 million due to the start-up of a project that was not operating in the prior year period. The revenue decrease in the Asia Pacific region was primarily driven by a $2.8 million recovery of an early termination fee in the first quarter of 2018 for a contract that terminated in January 2016 and projects that terminated in the fourth quarter of 2018. The revenue increase in the Middle East and Africa region was primarily due to the start-up of a project that was not operating in the prior year period and the start-up of a project that commenced August 2018. The increase of revenue in the North America region was primarily due to a renegotiation of a contract in the fourth quarter that resulted in higher revenue in the current year period. Gross margin and gross margin percentage remained relatively flat during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Aftermarket Services
(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018	Change	% Change
Revenue	$92,308	$88,631	$3,677	4%
Cost of sales (excluding depreciation and amortization expense)	67,814	64,741	3,073	5%
Gross margin	$24,494	$23,890	$604	3%
Gross margin percentage	27%	27%	—%	—%

The increase in revenue during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to an increase in installation services, partially offset by a decrease in operation and maintenance services. Gross margin during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to the revenue increase explained above. Gross margin percentage remained flat during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Product Sales
(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018	Change	% Change
Revenue	$680,798	$667,264	$13,534	2%
Cost of sales (excluding depreciation and amortization expense)	603,152	580,304	22,848	4%
Gross margin	$77,646	$86,960	$(9,314)	(11)%
Gross margin percentage	11%	13%	(2)%	(15)%

The increase in revenue during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to an increase in revenue of $129.1 million in the Middle East and Africa region, partially offset by decreases in revenue of $95.3 million and $16.5 million in the North America and Asia Pacific regions, respectively. The increase in revenue in the Middle East and Africa region was primarily due to an increase of $131.0 million in processing and treating equipment revenue. The decrease in revenue in the North America region was primarily due to decreases of $164.4 million and $12.5 million in processing and treating equipment revenue and production equipment revenue, respectively, partially offset by an increase of $81.6 million in compression equipment revenue. In June 2018, we completed the sale of our PEQ assets. The decrease in revenue in the Asia Pacific region was primarily due to a decrease of $12.9 million in compression equipment revenue. Gross margin decreased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to higher expenses on a specific project in the North America region. Gross margin percentage during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 decreased primarily due to the higher expenses discussed above and a shift in product mix in the North America region during the current year period.

Costs and Expenses
(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018	Change	% Change
Selling, general and administrative	$126,790	$133,727	$(6,937)	(5)%
Depreciation and amortization	116,669	92,321	24,348	26%
Long-lived asset impairment	8,889	3,858	5,031	130%
Restatement related charges	20	(318)	338	(106)%
Restructuring and other charges	7,966	1,686	6,280	372%
Interest expense	28,194	21,787	6,407	29%
Other (income) expense, net	379	6,339	(5,960)	(94)%

Selling, general and administrative
SG&A expense decreased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a decrease in compensation and associated costs and a decrease in third-party professional expenses. SG&A expense as a percentage of revenue was 12% and 13% during the nine months ended September 30, 2019 and 2018, respectively.

Depreciation and amortization
Depreciation and amortization expense during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 increased primarily due to an increase in depreciation expense of $15.9 million in the current year period resulting from an amendment to a contract operations contract in the fourth quarter of 2018. Additionally, depreciation expense of capitalized installation costs increased by $8.1 million primarily due to additional depreciation on projects that were not operating in the prior year period. Capitalized installation costs included, among other things, civil engineering, piping, electrical instrumentation and project management costs.

Long-lived asset impairment
In the second quarter of 2019, we classified certain long-lived assets as assets held for sale in our balance sheets. In conjunction with the planned disposition of these units, we recorded impairment charges of $8.9 million to write-down these assets to their approximate fair values during the nine months ended September 30, 2019 based on the expected net proceeds.

During the third quarter 2018, we evaluated idle units that had been previously culled from our fleet and were available for sale for impairment. Based upon that review, we reduced the expected proceeds from disposition for certain units. This resulted in an additional impairment of $2.1 million to reduce the book value of each unit to its estimated fair value during the nine months ended September 30, 2018. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties.

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

Restructuring and other charges
The energy industry’s focus on capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the second quarter of 2019, we began the consolidation of two of our manufacturing facilities located in Houston, Texas into one facility and announced a cost reduction plan primarily focused on workforce reductions. We incurred restructuring and other charges associated with these activities of $7.7 million during the nine months ended September 30, 2019.

In the second quarter of 2018, we initiated a relocation plan in the North America region to better align our contract operations business with our customers. As a result of this plan, during the nine months ended September 30, 2019 and 2018, we incurred restructuring and other charges of $0.2 million and $1.7 million, respectively, related to relocation costs and employee termination benefits.

Interest expense
The increase in interest expense during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to a decrease in capitalized interest and a higher average balance of long-term debt. During the nine months ended September 30, 2019 and 2018, the average daily outstanding borrowings of long-term debt were $508.8 million and $455.3 million, respectively.

Other (income) expense, net
The change in other (income) expense, net, was primarily due to foreign currency losses, net of losses on foreign currency derivatives, of $3.5 million during the nine months ended September 30, 2019 compared to foreign currency losses of $6.4 million during the nine months ended September 30, 2018. Foreign currency losses included translation losses, net of losses on foreign currency derivatives, of $0.1 million and translation losses of $4.2 million during the nine months ended September 30, 2019 and 2018, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. The change in other (income) expense, net, also included an increase of $1.0 million in gains on sale of property, plant and equipment in the current year period and a loss of $1.7 million on the sale of our PEQ assets in the prior year period.

Income Taxes
(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018	Change	% Change
Provision for income taxes	$20,209	$23,068	$(2,859)	(12)%
Effective tax rate	(240.4)%	80.3%	(320.7)%	(399)%

Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn, or losses we incur, in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. Our effective tax rate is also affected by valuation allowances recorded against loss carryforwards in the U.S. and certain other jurisdictions, foreign withholding taxes and changes in foreign currency exchange rates.

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21.0% and our effective tax rate for the nine months ended September 30, 2019: (i) a $6.6 million negative impact resulting primarily from rate differences between U.S. and foreign jurisdictions including foreign withholding taxes, (ii) a $7.4 million negative impact resulting from foreign currency devaluations in Argentina, and (iii) a $7.3 million negative impact resulting from the recording of valuation allowances recorded against U.S. deferred tax assets.

Discontinued Operations
(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018	Change	% Change
Income from discontinued operations, net of tax	$6,074	$5,116	$958	19%

Income from discontinued operations, net of tax, includes our Venezuelan subsidiary’s operations that were expropriated in June 2009 and our Belleli EPC business.

Income from discontinued operations, net of tax, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 increased primarily due to a $1.0 million increase in income from Belleli EPC. For further details on our discontinued operations, see Note 4 to the Financial Statements.

Liquidity and Capital Resources

Our unrestricted cash balance was $22.0 million at September 30, 2019 compared to $19.3 million at December 31, 2018. Working capital increased to $165.8 million at September 30, 2019 from $108.7 million at December 31, 2018. The increase in working capital was primarily due to a decrease in accounts payable and a decrease in contract liabilities, partially offset by a decrease in contract assets. The decrease in accounts payable was largely caused by the timing of purchases and payments to suppliers during the current year period. The decrease in contract liabilities was primarily due to the timing of payments received on a significant product sales contract in the Middle East and Africa region. The decrease in contract assets were primarily driven by higher product sales activity in North America.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) continuing operations:
Operating activities	$120,995	$88,793
Investing activities	(168,630)	(144,796)
Financing activities	49,486	46,305
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,298)	(3,691)
Discontinued operations	1,967	1,210
Net change in cash, cash equivalents and restricted cash	$2,520	$(12,179)

Operating Activities.  The increase in net cash provided by operating activities during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily attributable to better collections of in-period billings during the current year period and an increase in cash received from upfront billings on contract operations projects. Working capital changes during the nine months ended September 30, 2019 included a decrease of $63.3 million in accounts payable and a decrease of $49.3 million in contract assets. Working capital changes during the nine months ended September 30, 2018 included an increase of $51.1 million in inventory and an increase of $16.3 million in contract assets.

Investing Activities.  The increase in net cash used in investing activities during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily attributable to a $19.9 million increase in capital expenditures. The increase in capital expenditures was primarily driven by an increase in growth capital expenditures on contract operations services contracts in the Latin America region.

Financing Activities.  The increase in net cash provided by financing activities during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily attributable to an increase in net borrowings of $41.0 million on our long-term debt, partially offset by an increase of $37.8 million in purchases of treasury stock.

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

We generally invest funds necessary to manufacture contract operations fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. We currently plan to spend approximately $190 million to $200 million in capital expenditures during 2019, including (1) approximately $155 million on contract operations growth capital expenditures and (2) approximately $35 million to $40 million on equipment maintenance capital related to our contract operations business and other capital expenditures.

Long-Term Debt. We and our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”), are parties to an amended and restated credit agreement (the “Credit Agreement”) consisting of a $700.0 million revolving credit facility expiring in October 2023.

During the nine months ended September 30, 2019 and 2018, the average daily outstanding borrowings of long-term debt were $508.8 million and $455.3 million, respectively. The weighted average annual interest rate on outstanding borrowings under our revolving credit facility at September 30, 2019 and 2018 was 4.1% and 4.0%, respectively. LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. Central banks and regulators in a number of major jurisdictions (for example, U.S., United Kingdom, European Union, Switzerland, and Japan) have convened working groups to find and implement the transition to suitable replacement benchmarks. We are in the beginning stages of creating a program that focuses on identifying, evaluating, and monitoring financial and non-financial risks that may result if LIBOR rates are no longer published after 2021.

As of September 30, 2019, we had $126.0 million in outstanding borrowings and $23.0 million in outstanding letters of credit under our revolving credit facility. At September 30, 2019, taking into account guarantees through letters of credit, we had undrawn capacity of $551.0 million under our revolving credit facility. Our Amended Credit Agreement limits our senior secured leverage ratio (as defined in the Amended Credit Agreement) on the last day of the fiscal quarter to no greater than 2.75 to 1.0. As a result of this limitation, $472.9 million of the $551.0 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of September 30, 2019.

The Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Credit Agreement) of 2.75 to 1.00. As of September 30, 2019, we maintained a 7.2 to 1.0 interest coverage ratio, a 2.3 to 1.0 total leverage ratio and a 0.6 to 1.0 senior secured leverage ratio. As of September 30, 2019, we were in compliance with all financial covenants under the Credit Agreement.

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued $375.0 million aggregate principal amount of 8.125% senior unsecured notes due 2025 (the “2017 Notes”). We guarantee the 2017 Notes on a senior unsecured basis. We may redeem the 2017 Notes at any time in cash, in whole or part, at certain redemption prices, including the applicable make-whole premium plus accrued and unpaid interest, if any, to the date of redemption.

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

Unrestricted Cash. Of our $22.0 million unrestricted cash balance at September 30, 2019, $21.3 million was held by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to foreign withholding taxes. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S., the available borrowing capacity under our revolving credit facility and the repayment of intercompany liabilities from our non-U.S. subsidiaries will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

Share Repurchase Program. On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the nine months ended September 30, 2019, we repurchased 3,054,338 shares of our common stock for $38.9 million in connection with our share repurchase program. As of September 30, 2019, the remaining authorized repurchase amount under the share repurchase program was $61.1 million.

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

The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(9,841)	$5,369	$(22,540)	$10,781
(Income) loss from discontinued operations, net of tax	1,546	(2,173)	(6,074)	(5,116)
Depreciation and amortization	42,133	31,108	116,669	92,321
Long-lived asset impairment	2,970	2,054	8,889	3,858
Restatement related charges (recoveries), net	—	(342)	20	(318)
Restructuring and other charges	1,794	264	7,966	1,686
Interest expense	10,103	7,685	28,194	21,787
Loss on currency exchange rate remeasurement of intercompany balances	884	164	55	4,245
Loss on sale of business	—	—	—	1,714
Provision for income taxes	477	7,954	20,209	23,068
EBITDA, as adjusted	$50,066	$52,083	$153,388	$154,026

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with changes in foreign currency exchange rates due to our significant international operations. While the majority of our revenue contracts are denominated in the U.S. dollar, certain contracts or portions of certain contracts, most notably within our contract operations segment, are exposed to foreign currency fluctuations. Approximately 20% of revenues in our contract operations segment are denominated in a currency other than the U.S. dollar. The currencies for which we have our largest exchange rate exposures are related to changes in the Argentine Peso and the Brazilian Real. During the nine months ended September 30, 2019, the Argentine Peso depreciated by approximately 34% and Brazilian Real appreciated by approximately 7%. The impact of foreign currency risk on income for these contracts is generally mitigated by matching costs with revenues in the same currency.

Additionally, the net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded foreign currency losses of $2.7 million and $6.4 million in our statements of operations during the nine months ended September 30, 2019 and 2018, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Our material exchange rate exposure relates to intercompany loans to subsidiaries whose functional currency are the Brazilian Real and Canadian Dollar, which loans carried U.S. dollars balances of $3.9 million and $23.4 million, respectively, as of September 30, 2019. Foreign currency losses included translation gains of $0.2 million and translation losses of $4.2 million during the nine months ended September 30, 2019 and 2018, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. During the nine months ended September 30, 2019, we entered into forward currency exchange contracts to mitigate exposures in U.S. dollars related to the Argentine Peso, Brazilian Real and Indonesian Rupiah. As a result of entering into these contracts, we recognized losses of $0.8 million during the nine months ended September 30, 2019. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recoded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table summarizes our repurchases of equity securities during the three months ended September 30, 2019:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs (2)
July 1, 2019 - July 31, 2019	454	$17.90	—	$81,213,252
August 1, 2019 - August 31, 2019	11,384	10.78	756,261	73,449,557
September 1, 2019 - September 30, 2019	142	13.01	1,007,999	61,061,250
Total	11,980	$11.08	1,764,260	$61,061,250
____________________

(1)	Includes shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

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

Exterran Corporation

Date: November 5, 2019	By:	/s/ DAVID A. BARTA
David A. Barta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)