Form 10-K
period 2019-12-31
Exterran Corp
filed 2020-02-28
CIK 1635881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

4444 Brittmoore Road, Houston, Texas 77041
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	EXTN	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the common stock of the registrant held by non-affiliates, based on the closing price on the New York Stock Exchange, as of June 30, 2019 was $421,501,632.
Number of shares of the common stock of the registrant outstanding as of February 20, 2020: 33,038,866 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2020 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019, are incorporated by reference into Part III of this Form 10-K.

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
Item 1.  Business

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” the “Company,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a global systems and process company offering solutions in the oil, gas, water and power markets. We are a leader in natural gas processing and treatment and compression products and services, providing critical midstream infrastructure solutions to customers throughout the world. Our manufacturing facilities are located in the United States of America (“U.S.”), Singapore and the United Arab Emirates.

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

For financial data relating to our reportable business segments or countries that accounted for 10% or more of our revenue in any of the last three fiscal years or 10% or more of our property, plant and equipment, net, as of December 31, 2019, 2018 or 2017, see Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and Note 22 to our Consolidated Financial Statements included in Part IV, Item 15 (collectively referred to as “Financial Statements,” and individually referred to as “balance sheets,” “statements of operations,” “statements of comprehensive income (loss),” “statements of stockholders’ equity” and “statements of cash flows” herein).

Contract Operations

In our contract operations business, we provide compression and processing and treating services through the operation of our natural gas compression equipment and crude oil and natural gas production and process equipment for our customers. In addition to these services, we also offer water treatment and power solutions to our customers on a stand-alone basis or integrated into our natural gas compression or crude oil production and processing solutions. Our services include the provision of personnel, equipment, tools, materials and supplies to meet our customers’ natural gas compression, oil and natural gas production and processing water treatment and power generation service needs. To provide these services to meet our customers’ needs, activities we may perform include engineering, designing, sourcing, constructing, installing, operating, servicing, repairing, maintaining and demobilizing equipment owned by us.

We generally enter into contracts with our contract operations customers with initial terms ranging between three to 12 years. In many instances, we are able to renew those contracts prior to the expiration of the initial term and in other instances, we may sell the underlying assets to our customers pursuant to purchase options or negotiated sale agreements. If a contract is not renewed or a customer does not purchase the underlying assets, our equipment is generally returned to our premises for future redeployment. Our contracts may include several compressor units on one site or entire facilities designed to process and treat produced oil or natural gas to make them suitable for end use, which may require us to make significant investments in equipment, facilities and related installation costs. Our commercial contracts generally require customers to pay a monthly service fee even during periods of limited or disrupted oil or natural gas feed flows, which we believe provide us with relatively stable and predictable cash flows. Additionally, we have limited direct exposure to short-term commodity price fluctuations because we typically do not take title to the oil or natural gas that we compress, process or treat, and because the natural gas we use as fuel for our equipment is supplied by our customers.

Our equipment is operated and maintained in accordance with established operational procedures and maintenance schedules. These operations and maintenance procedures are updated as technology changes and as our operations team develops new techniques and procedures. In addition, because our field technicians regularly operate and maintain our contract operations equipment, they are familiar with the condition of our equipment and can readily identify potential problems. In our experience, this in-house expertise and these maintenance procedures maximize equipment life and unit availability, minimize avoidable downtime and lower the overall maintenance expenditures over the equipment life. We believe our contract operations services generally allow our customers to achieve higher production rates and lower unit costs of operation than they would otherwise achieve with their own operations, resulting in increased revenue and margin for our customers. In addition, outsourcing these services allows our customers flexibility for their compression and production and processing needs while minimizing their upfront capital requirements.

During the year ended December 31, 2019, approximately 28% of our revenue and 66% of our gross margin was generated from contract operations. As of December 31, 2019, we had approximately $1.3 billion of unsatisfied performance obligations (commonly referred to as backlog), of which approximately $268 million is expected to be recognized as revenue before December 31, 2020. Our contract operations backlog consists of unfilled orders based on signed contracts and does not include potential sales pursuant to letters of intent received from customers. Our contract operations business is capital intensive. As of December 31, 2019, the net book value of property, plant and equipment associated with our contract operations business was $782.5 million.

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

During the year ended December 31, 2019, approximately 10% of our revenue and 9% of our gross margin was generated from aftermarket services.

Product Sales

In our product sales business, we design, engineer, manufacture, install and sell natural gas compression packages as well as equipment used in the treating and processing of crude oil, natural gas and water primarily to major and independent oil and natural gas producers as well as national oil and natural gas companies around the world. We offer a broad range of equipment designed to process crude oil and natural gas into hydrocarbon commodities suitable for end use. Our products include wellhead, gathering, residue and high pressure natural gas compression equipment, cryogenic plants, mechanical refrigeration and dew point control plants, condensate stabilizers, water treatment equipment, integrated power generation and skid-mounted production packages designed for both onshore and offshore production facilities. We believe the broad range of products we sell through our global operating structure enables us to take advantage of the ongoing, worldwide energy infrastructure build-out.

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

During the year ended December 31, 2019, approximately 62% of our revenue and 25% of our gross margin was generated from product sales. As of December 31, 2019, our backlog in product sales was approximately $278.0 million, of which approximately $266 million is expected to be recognized as revenue before December 31, 2020. Our product sales backlog consists of unfilled orders based on signed contracts and does not include potential product sales pursuant to letters of intent received from customers.

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

•
Well-balanced capital structure with sufficient liquidity.  We intend to maintain a capital structure with an appropriate amount of leverage and the financial flexibility to invest in our operations and pursue attractive growth opportunities which we believe will increase overall earnings and cash flow generated by our business. As of December 31, 2019, taking into account guarantees through outstanding letters of credit, we had undrawn capacity of $601.8 million under our revolving credit facility, of which $513.3 million was available for additional borrowings as a result of a covenant restriction included in our credit agreement. In addition, as of December 31, 2019, we had $16.7 million of cash and cash equivalents on hand.

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

Water Solutions

We provide a full range of treatment solutions for removing oil and suspended solids from produced water with primary, secondary, and tertiary treatment. Our unique service offerings from customized products to retrofitting, allow us to understand water challenges and clean-up requirements through expertise in the field, lab studies, and equipment design. We help recover oil and reduce disposal cost whether shipping it offsite or reinjecting on location.

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

During the year ended December 31, 2019, XTO Energy Inc. (“XTO”) and Basrah Gas Company (“Basrah Gas”) accounted for approximately 21% and 12% of our total revenue, respectively. During the year ended December 31, 2018, MPLX LP (“MPLX”) accounted for approximately 15% of our total revenue and during the year ended December 31, 2017, Archrock accounted for approximately 12% of our total revenue. No other customer accounted for more than 10% of our revenue in 2019, 2018 and 2017.

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

Sources and Availability of Raw Materials

We manufacture natural gas compression, oil and natural gas processing and treating equipment and water treatment equipment to provide contract operations services and to sell to third parties from components which we acquire from a wide range of suppliers. These components represent a significant portion of the cost of our compression, processing and treating and water treatment equipment products. Increases in raw material costs cannot always be offset by increases in our products’ sales prices. While many of our materials and components are available from multiple suppliers at competitive prices, we obtain some of the components, including compressors and engines, used in our products from a limited group of suppliers. We occasionally experience long lead times for components, including compressors and engines, from our suppliers and, therefore, we may at times make purchases in anticipation of future orders.

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

Employees

As of December 31, 2019, we had approximately 3,600 employees. Many of our employees outside of the U.S. are covered by collective bargaining agreements. We generally consider our relationships with our employees to be satisfactory.

Available Information

Our website address is www.exterran.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website, without charge, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (the “SEC”). Information on our website is not incorporated by reference in this report or any of our other securities filings. Paper copies of our filings are also available, without charge, from Exterran Corporation, 11000 Equity Drive, Houston, Texas 77041, Attention: Investor Relations.

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

In addition, customer cash flows and returns on capital could drive customer investment priorities. Industry observers believe shareholders are encouraging management teams of energy companies to focus operational and compensation strategies on returns and free cash flow generation rather than solely on growth. To accomplish these strategies, energy companies may need to better prioritize or reduce capital spending, which could impact resource allocation and production, ultimately constraining the amount of new projects by our customers.

Any reduction in demand for our products and services could result in our customers seeking to preserve capital by canceling contracts, canceling or delaying scheduled maintenance of their existing natural gas compression and oil and natural gas processing and treating equipment, ceasing commitments for new contract operations services contracts or new compression, oil and natural gas processing and treating equipment or new water treatment equipment, or canceling or delaying orders for our products and services, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The erosion of the financial condition of our customers could adversely affect our business.

Many of our customers finance their exploration and development activities through cash flows from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. A reduction in borrowing bases under reserve-based credit facilities, the lack of availability of debt or equity financing or other factors that negatively impact our customers’ financial condition could result in our customers seeking to preserve capital by reducing prices under existing contracts, cancelling contracts with us, determining not to renew contracts with us, cancelling or delaying scheduled maintenance of their existing natural gas compression and oil and natural gas processing and treating equipment, determining not to enter into contract operations agreements or not to purchase new compression, oil and natural gas processing and treating equipment or water treatment equipment, or determining to cancel or delay orders for our products and services. Any such action by our customers would reduce demand for our products and services which could adversely affect our business, financial condition, results of operations and cash flows. In addition, in the event of the financial failure of a customer, we could experience a loss on all or a portion of our outstanding accounts receivable associated with that customer.

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

We operate in many international countries and anticipate that there will be instances in which costs and revenues will not be exactly matched with respect to currency denomination. Gains and losses from the remeasurement of assets and liabilities that are receivable or payable in currencies other than our subsidiaries’ functional currency are included in our statements of operations. In addition, currency fluctuations cause the U.S. dollar value of our international results of operations and net assets to vary with exchange rate fluctuations. A decrease in the value of any of these currencies relative to the U.S. dollar could have a negative impact on our business, financial condition, results of operations or cash flows. As we expand geographically, we may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency exchange rates that could potentially impact our future earnings and forecasted cash flows. However, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against some or all of these risks and/or increase our cost of conversion of local currency to U.S. dollar.

See further discussion of foreign exchange risks under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” included elsewhere in this Annual Report.

Natural disasters, public health crises, other catastrophic events or other events outside of our control may adversely affect our business or the business of third parties on which we depend.

Natural disasters, public health crises, other catastrophic events or other events outside of our control could disrupt operations, impair critical systems and adversely affect our business operations and the operations of our suppliers and customers. For example, in September 2017, Hurricane Harvey affected our corporate headquarters and two manufacturing facilities in Houston. While our facilities did not sustain any material damages, our manufacturing locations were closed for more than a week due to the catastrophic flooding in and around the Houston area. As a result, our operating results were negatively impacted by this natural disaster.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, resulting in modified operating hours and business closures in China. At the time of this filing, the outbreak has been largely concentrated in China, although cases have been confirmed in other countries. Although at the time of this filing, we have not been materially impacted, our reliance on suppliers or our suppliers’ reliance on other parties that may be impacted by the business disruptions caused by this virus could result in the inability to secure products needed for our operations. Additionally, consumer spending could be negatively influenced which could adversely affect demand for oil and natural gas and therefore indirectly impact demand for our products and services and our operating results. These types of events are unpredictable and can materially affect our business, financial condition, results of operations and cash flows.

The termination of or any price reductions under certain of our contract operations services contracts could have a material impact on our business.

The termination of a contract or a demand by our customers to reduce prices for our contract operations services contracts may lead to a reduction in our revenues and net income, which could have a material adverse effect upon our business, financial condition, results of operations and cash flows. In addition, we may be unable to renew, or enter into new, contracts with customers on favorable commercial terms, if at all. To the extent we are unable to renew our existing contracts or enter into new contracts on terms that are favorable to us or to successfully manage our overall contract mix over time, our business, results of operations and cash flows may be adversely impacted.

Product sales backlog may be subject to unexpected adjustments and cancellations.

The expected future revenues reflected in our product sales backlog may not be realized or may not result in profits if realized. Due to potential project cancellations or changes in project scope and schedule, we cannot predict with certainty when or if backlog will be performed. In addition, even when a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us or poor project performance could increase the cost associated with a project. Delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce or eliminate revenues or profits that we actually realize from projects in backlog. We may be at greater risk of delays, suspensions and cancellations during periods of low oil and natural gas prices.

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

Some of the components used in our products are obtained from a single source or a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases, product quality and a potential inability to obtain an adequate supply of required components in a timely manner. Additionally, we occasionally experience long lead times from our sources for major components and may at times make purchases in anticipation of future business. We do not have long-term contracts with some of these sources, and the partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage our customer relationships. Further, a significant increase in the price of one or more of these components could have a negative impact on our results of operations.

We face significant competitive pressures that may cause us to lose market share and harm our financial performance.

Our businesses face intense competition and have low barriers to entry. Our competitors may be able to adapt more quickly to technological changes within our industry, changes in economic and market conditions or more readily take advantage of acquisitions and other opportunities. Our ability to renew or replace existing contract operations services contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors. If our competitors substantially increase the resources they devote to the development and marketing of competitive products, equipment or services or substantially decrease the price at which they offer their products, equipment or services, we may not be able to compete effectively.

In addition, we could face significant competition from new entrants into the markets we serve. Some of our existing competitors or new entrants may expand or develop new processing, treating and compression equipment that would create additional competition for the products, equipment or services we provide to our customers.

We have continued to work toward our strategy to be a company that leverages technology and operational excellence to provide complete systems and process solutions in energy and industrial applications. Over the past several years, we have made significant progress in this journey by taking actions to protect our core business, develop important organizational capabilities, commercialize new products and services and implement new processes to position Exterran for success. We are focused on optimizing our portfolio of products and services to better serve our global customers while providing a more attractive investment option for our investors. As we continue on this path, we are also reviewing options for our U.S. compression fabrication business to be a positive contributor to our strategy. This business has performed well over the past year despite difficult market conditions as we worked to maximize margins and returns. We will fully explore our options and we are committed to supporting our customers, employees and other stakeholders throughout the process. If we decide to change our strategy with this business, we may incur additional costs or charges that could impact our results of operations.

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

Safety is a leading focus of our business, and our safety record is critical to our reputation and is of paramount importance to our employees, customers and stockholders. However, we often work on large-scale and complex projects which can place our employees and others near large mechanized equipment, moving vehicles, dangerous processes and in challenging environments. Although we have a functional group whose primary purpose is to implement effective quality, health, safety, environmental and security procedures throughout our company, if we fail to implement effective safety procedures, our employees and others may become injured, disabled or lose their lives, our projects may be delayed or we may be exposed to litigation or investigations.

Unsafe conditions at project work sites also have the potential to increase employee turnover, increase project costs and raise our operating costs. Additionally, many of our customers require that we meet certain safety criteria to be eligible to bid for contracts and our failure to maintain adequate safety standards could result in reduced profitability, lost project awards or loss of customers. Any of the foregoing could result in financial losses or reputational harm, which could have a material adverse impact on our business, financial condition and results of operations.

Our operations entail inherent risks that may result in substantial liability. We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

Our operations entail inherent risks, including equipment defects, malfunctions and failures, environmental discharges and natural disasters, which could result in uncontrollable flows of natural gas or well fluids, fires and explosions. These risks may expose us, as an equipment operator and developer, to liability for personal injury, wrongful death, property damage, pollution or other environmental damage. The insurance we carry against many of these risks may not be adequate to cover our claims or losses. In addition, we are substantially self-insured for workers’ compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Further, insurance covering the risks we expect to face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, financial condition and results of operations could be negatively impacted.

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

We rely on information technology networks and systems, including the internet and third-party service providers, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing, collection, communication with our employees, customers, suppliers, dealers and suppliers, business acquisitions and other corporate transactions, compliance with regulatory, legal and tax requirements, and research and development. These information technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, undetected errors or computer viruses. While we have business continuity plans and other safeguards in place, if these information technology systems suffer severe damage, disruption or shutdown and business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition, results of operations, and liquidity could be materially adversely affected. Further, we cannot ensure we have insurance coverages to cover these issues.

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

Continuing political and social attention to the issue of global climate change has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit greenhouse gas emissions, such as cap and trade regimes, carbon taxes, restrictive permitting, increased fuel efficiency standards and incentives or mandates for renewable energy. For example, in December 2015, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris that prepared an agreement requiring member countries to review and represent a progression in their intended greenhouse gas emission reduction goals every five years beginning in 2020. While the U.S. announced its intention to withdraw from the Paris Agreement, several U.S. state and local governments and major corporations headquartered in the U.S. announced an intent to honor the U.S.’s commitments. Several U.S. cities, counties and state governments have also filed lawsuits against certain oil and gas companies seeking compensatory damages and equitable relief to abate alleged climate change impacts. To date, none of these suits have been successful, and we are not a party to these proceedings. In the U.S., the EPA has also begun to regulate greenhouse gas emissions under the federal Clean Air Act and regulatory agencies and legislative bodies in other countries where we operate have adopted greenhouse gas emission reduction programs. The adoption of new or more stringent legislation or regulatory programs restricting greenhouse gas emissions in any of the jurisdictions where we or our customers operate could require us to incur higher operating costs or increase the cost of, and thus reduce the demand for, the hydrocarbon products of our customers. These increased costs or reduced demand could have an adverse effect on our business, profitability or results of operations.

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

At December 31, 2019, we had a long-term debt balance of $443.6 million. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors and those listed in the Disclosure Regarding Forward-Looking Statements section included in Part I of this Annual report.

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

Our credit agreement, consisting of a $700.0 million revolving credit facility expiring in October 2023, contains various covenants with which we, Exterran Energy Solutions, L.P. (“EESLP”), our wholly owned subsidiary, and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. Additionally, we are required to maintain certain financial covenant ratios. If we fail to remain in compliance with these restrictions and financial covenants, we would be in default under our credit agreement. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impact our ability to perform our obligations under our credit agreement, this could lead to a default. A default under one of our debt agreements might trigger cross-default provisions under our other debt agreement, which would accelerate our obligation to repay our indebtedness under those agreements. If the repayment obligations on any of our indebtedness were to be accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and our financial position would be materially adversely affected. As of December 31, 2019, we were in compliance with all financial covenants under our credit agreement.

As a result of a covenant restriction included in our credit agreement, $513.3 million of the $601.8 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of December 31, 2019.

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may adversely affect our results of operations.

LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. As of December 31, 2019, $74.0 million of the borrowings under our revolving credit facility had interest rate payments determined directly or indirectly based on LIBOR. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the performance of LIBOR relative to its historic values. If the methods of calculating LIBOR change from current methods for any reason, or if LIBOR ceases to perform as it has historically, our interest expense associated with our outstanding indebtedness or any future indebtedness we incur may increase. Further, if LIBOR ceases to exist, we may be forced to substitute an alternative reference rate under our revolving credit facility or rely on base rate borrowings in lieu of LIBOR-based borrowings. At this point, it is not clear what, if any, alternative reference rate may replace LIBOR, however, any such alternative reference rate may increase the interest expense associated with our existing or future indebtedness. Any of these occurrences could materially and adversely affect our borrowing costs, business and results of operations.

We may increase our debt or raise additional capital in the future, which could affect our financial condition, may decrease our profitability or could dilute our shareholders.

We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of preferred stock, the terms of the debt or preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, our shareholders’ ownership in us would be diluted. If we are unable to raise additional capital when needed, it could affect our financial health, which could negatively affect our shareholders.

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

Risks Related to Our Common Stock

The market price and trading volume of our common stock may be volatile.

The market price of our stock may be influenced by many factors, some of which are beyond our control, including the following:

•	the inability to meet the financial estimates of analysts who follow our common stock;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

•	variations in our quarterly operating results and those of our competitors;

•	general economic and stock market conditions;

•	risks relating to our business and our industry, including those discussed above;

•	changes in conditions or trends in our industry, markets or customers;

•	cyber-attacks, terrorist acts or armed hostilities;

•	future sales of our common stock or other securities;

•	material weaknesses in our internal control over financial reporting; and

•	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following table describes the material facilities we owned or leased as of December 31, 2019:

Location	Status	Square Feet	Uses
Houston, Texas	Leased	58,857	Corporate office
Port Harcourt, Nigeria	Leased	47,333	Contract operations and aftermarket services
Neuquen, Argentina	Owned	43,233	Contract operations and aftermarket services
Reynosa, Mexico	Owned	28,912	Contract operations and aftermarket services
Veracruz, Mexico	Leased	25,833	Contract operations and aftermarket services
Santa Cruz, Bolivia	Leased	22,017	Contract operations and aftermarket services
Camacari, Brazil	Owned	86,112	Contract operations
Bangkok, Thailand	Leased	51,667	Aftermarket services
Houston, Texas	Owned	261,609	Product sales
Hamriyah Free Zone, UAE	Leased	212,742	Product sales
Broken Arrow, Oklahoma	Owned	145,755	Product sales
Singapore, Singapore	Leased	111,693	Product sales

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

Contemporaneously with filing the Form 8-K on April 26, 2016, we self-reported the errors and possible irregularities at Belleli EPC to the SEC. On April 8, 2019, the SEC provided written notice to us stating that based on the information they have as of this date, they have concluded their investigation and do not intend to recommend enforcement action against us in connection with this matter.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange under the stock symbol “EXTN.” As of February 20, 2020, there were approximately 950 holders of record of our common stock.

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

Comparison of Cumulative Total Return

The performance graph below shows the cumulative total stockholder return on our common stock, compared with the S&P 500 Composite Stock Price Index (the “S&P 500 Index”) and the Oilfield Service Index (the “OSX Index”) over the period from November 4, 2015, the first day of trading volume, to December 31, 2019. The results are based on an investment of $100 in each of our common stock, the S&P 500 Index and the OSX Index. The graph assumes the reinvestment of dividends and adjusts all closing prices and dividends for stock splits.
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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchase of Equity Securities

The following table summarizes our repurchases of equity securities during the three months ended December 31, 2019:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that may yet to be Purchased Under the Publicly Announced Program
October 1, 2019 - October 31, 2019	—	$—	—	$61,061,250
November 1, 2019 - November 30, 2019	350,640	8.14	342,021	58,282,207
December 1, 2019 - December 31, 2019	99,089	5.61	99,089	57,726,011
Total	449,729	$7.58	441,110	$57,726,011

(1)	Total number of shares repurchased includes 8,619 shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

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

Item 6.  Selected Financial Data

The table below presents certain selected historical consolidated and combined financial information as of and for each of the years in the five-year period ended December 31, 2019. The selected historical consolidated financial data as of December 31, 2019 and 2018 and the selected historical consolidated financial data for the years ended December 31, 2019, 2018 and 2017 has been derived from our audited Financial Statements included elsewhere in this report. The selected historical consolidated and combined financial data as of December 31, 2017, 2016 and 2015 and for the years ended December 31, 2016 and 2015 has been derived from our financial statements not included in this report.

Our Spin-off from Archrock was completed on November 3, 2015. Selected financial data for periods prior to the Spin-off represent the combined results of Archrock’s international services and product sales businesses. The combined financial data may not be indicative of our future performance and does not necessarily reflect the financial condition and results of operations we would have realized had we operated as a separate, stand-alone entity during the periods presented, including changes in our operations as a result of our Spin-off from Archrock. The results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations business, Belleli CPE business (the manufacture of critical process equipment for refinery and petrochemical facilities) and Belleli EPC business (the manufacture of tanks for tank farms and the manufacture of evaporators and brine heaters for desalination plants). Those results are reflected in discontinued operations for all periods presented. The selected financial data presented below should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements contained in this report.

	Years Ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Statement of Operations Data:
Revenues	$1,317,440	$1,360,856	$1,215,294	$905,397	$1,687,264
Cost of sales (excluding depreciation and amortization expense)	954,218	977,428	868,154	596,406	1,189,361
Selling, general and administrative	164,314	178,401	176,318	157,485	210,483
Depreciation and amortization	162,557	123,922	107,824	132,886	146,318
Impairments	74,373	3,858	5,700	14,495	20,788
Restatement related charges (recoveries), net	48	(276)	3,419	18,879	—
Restructuring and other charges	8,712	1,997	3,189	22,038	31,315
Interest expense	38,620	29,217	34,826	34,181	7,272
Equity in income of non-consolidated affiliates	—	—	—	(10,403)	(15,152)
Other (income) expense, net	(1,829)	6,484	(975)	(13,046)	35,516
Income (loss) before income taxes	(83,573)	39,825	16,839	(47,524)	61,363
Provision for income taxes	25,290	39,433	22,695	124,242	39,438
Income (loss) from continuing operations	(108,863)	392	(5,856)	(171,766)	21,925
Income (loss) from discontinued operations, net of tax	6,486	24,462	39,736	(56,171)	4,723
Net income (loss)	(102,377)	24,854	33,880	(227,937)	26,648
Income (loss) from continuing operations per common share: (1)
Basic	$(3.18)	$0.01	$(0.17)	$(4.97)	$0.64
Diluted	(3.18)	0.01	(0.17)	(4.97)	0.64
Weighted average common shares outstanding used in income (loss) from continuing operations per common share: (1)
Basic	34,283	35,433	34,959	34,568	34,288
Diluted	34,283	35,489	34,959	34,568	34,304
Other Financial Data:
Total gross margin (2)	$363,222	$383,428	$347,140	$308,991	$497,903
EBITDA, as adjusted (2)	200,657	205,498	173,155	155,993	282,031
Capital expenditures:
Contract Operations Equipment:
Growth (3)	$163,731	$186,240	$104,909	$53,005	$105,169
Maintenance (4)	8,753	6,616	15,691	14,440	27,282
Other	20,790	22,252	11,073	6,225	22,893
Balance Sheet Data:
Cash and cash equivalents	$16,683	$19,300	$49,145	$35,678	$29,032
Working capital (5) (6)	109,278	108,746	134,048	177,824	408,488
Property, plant and equipment, net	844,410	901,577	822,279	790,922	846,977
Total assets (6)	1,418,004	1,567,054	1,460,807	1,374,778	1,788,396
Long-term debt (7)	443,587	403,810	368,472	348,970	525,593
Total stockholders’ equity (6) (7)	409,538	552,821	554,786	556,771	805,936

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

(3)
Growth capital expenditures are made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue generating capabilities of existing or new assets, whether through construction, acquisition or modification. The majority of our growth capital expenditures are related to contract operations projects including acquisition costs of new compressor units and processing and treating equipment and installation costs for projects that we add to our contract operations business. In addition, growth capital expenditures can include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor unit is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications for which it previously was not suited.

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

The following table reconciles our net income (loss) before income taxes to total gross margin (in thousands):

	Years Ended December 31,
	2019	2018	2017	2016	2015
Income (loss) before income taxes	$(83,573)	$39,825	$16,839	$(47,524)	$61,363
Selling, general and administrative	164,314	178,401	176,318	157,485	210,483
Depreciation and amortization	162,557	123,922	107,824	132,886	146,318
Impairments	74,373	3,858	5,700	14,495	20,788
Restatement related charges (recoveries), net	48	(276)	3,419	18,879	—
Restructuring and other charges	8,712	1,997	3,189	22,038	31,315
Interest expense	38,620	29,217	34,826	34,181	7,272
Equity in income of non-consolidated affiliates	—	—	—	(10,403)	(15,152)
Other (income) expense, net	(1,829)	6,484	(975)	(13,046)	35,516
Total gross margin	$363,222	$383,428	$347,140	$308,991	$497,903

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

The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Years Ended December 31,
	2019	2018	2017	2016	2015
Net income (loss)	$(102,377)	$24,854	$33,880	$(227,937)	$26,648
(Income) loss from discontinued operations, net of tax	(6,486)	(24,462)	(39,736)	56,171	(4,723)
Depreciation and amortization	162,557	123,922	107,824	132,886	146,318
Impairments	74,373	3,858	5,700	14,495	20,788
Restatement related charges (recoveries), net	48	(276)	3,419	18,879	—
Restructuring and other charges	8,712	1,997	3,189	22,038	31,315
Investment in non-consolidated affiliates impairment	—	—	—	—	33
Proceeds from sale of joint venture assets	—	—	—	(10,403)	(15,185)
Interest expense	38,620	29,217	34,826	34,181	7,272
(Gain) loss on currency exchange rate remeasurement of intercompany balances	(80)	5,241	(516)	(8,559)	30,127
Loss on sale of businesses	—	1,714	111	—	—
Penalties from Brazilian tax programs	—	—	1,763	—	—
Provision for income taxes	25,290	39,433	22,695	124,242	39,438
EBITDA, as adjusted	$200,657	$205,498	$173,155	$155,993	$282,031

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

This section of the Form 10-K discusses the results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. The results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 that are not included in this Form 10-K are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Overview

We are a global systems and process company offering solutions in the oil, gas, water and power markets. We are a leader in natural gas processing and treatment and compression products and services providing critical midstream infrastructure solutions to customers throughout the world. We provide our products and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. We operate in three primary business lines: contract operations, aftermarket services and product sales. The nature and inherent interactions between and among our business lines provide us with opportunities to cross-sell and offer integrated product and service solutions to our customers. In our contract operations business line, we provide compression, processing, treating and water treatment services through the operation of our natural gas compression equipment, crude oil and natural gas production and process equipment and water treatment equipment for our customers. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, repair, overhaul, upgrade, startup and commissioning and reconfiguration services to customers who own their own oil and natural gas compression, production, processing, treating and related equipment. In our product sales business line, we design, engineer, manufacture, install and sell natural gas compression packages as well as equipment used in the treating and processing of crude oil, natural gas and water to our customers throughout the world and for use in our contract operations business line. We also offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as integrated projects.

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

From a long-term perspective, industry observers anticipate strong continued global demand for hydrocarbons, including demand for liquefied natural gas. However, customer cash flows and returns on capital could drive customer investment priorities. Industry observers believe shareholders are encouraging management teams of energy companies to focus operational and compensation strategies on returns and free cash flow generation rather than solely on growth. To accomplish these strategies, energy companies may need to better prioritize or reduce capital spending, which could impact resource allocation and production, ultimately constraining the amount of new projects by our customers.

Our Performance Trends and Outlook

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression, oil and natural gas production and processing and produced water treatment solutions along with our customers’ decisions to use our products and services, use our competitors’ products and services or own and operate the equipment themselves.

We have continued to work toward our strategy to be a company that leverages technology and operational excellence to provide complete systems and process solutions in energy and industrial applications. Over the past several years, we have made significant progress in this journey by taking actions to protect our core business, develop important organizational capabilities, commercialize new products and services and implement new processes to position Exterran for success. We are focused on optimizing our portfolio of products and services to better serve our global customers while providing a more attractive investment option for our investors. As we continue on this path, we are also reviewing options for our U.S. compression fabrication business to be a positive contributor to our strategy. This business has performed well over the past year despite difficult market conditions as we worked to maximize margins and returns. We will fully explore our options and we are committed to supporting our customers, employees and other stakeholders throughout the process.

Historically, oil, natural gas and natural gas liquids and the level of drilling and exploration activity in North America have been volatile. The Henry Hub spot price for natural gas was $2.09 per MMBtu at December 31, 2019, which was 36% and 43% lower than prices at December 31, 2018 and 2017, respectively, and the U.S. natural gas liquid composite price was $5.63 per MMBtu for the month of November 2019, which was 12% and 28% lower than prices for the month of December 2018 and for the month of December 31, 2017, respectively. In addition, the West Texas Intermediate crude oil spot price as of December 31, 2019 was 35% and 1% higher than prices at December 31, 2018 and 2017, respectively. Volatility in commodity prices and an industry trend towards disciplined capital spending and improving returns have caused timing uncertainties in demand recently. These uncertainties have caused delays in the timing of new equipment orders and lower bookings in our product sales segment. Booking activity levels for our product sales segment in North America during the year ended December 31, 2019 were $228.6 million, which represents decreases of 75% and 72% compared to the years ended December 31, 2018 and 2017, respectively, and our North America product sales backlog as of December 31, 2019 was $146.1 million, which represents decreases of 73% and 65% compared to December 31, 2018 and 2017, respectively.

Longer-term fundamentals in our international markets partially depend on international oil and gas infrastructure projects, many of which are based on the longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based on longer-term fundamentals that may be less tied to near term commodity prices than our North American customers. Over the long term, we believe the demand for our products and services in international markets will continue, and we expect to have opportunities to grow our international businesses. Booking activity levels for our manufactured products in international markets during the year ended December 31, 2019 were $163.7 million, which represents a decrease of 25% and an increase of 182% compared to the years ended December 31, 2018 and 2017, respectively, and our international product sales backlog as of December 31, 2019 was $131.9 million, which represents a decrease of 19% and an increase of 232% compared to December 31, 2018 and 2017, respectively.

Aggregate booking activity levels for our product sales segment in North America and international markets during the year ended December 31, 2019 was approximately $392.3 million, which represents decreases of 65% and 56% compared to the years ended December 31, 2018 and 2017, respectively. Fluctuations in the size and timing of customers’ requests for bid proposals and awards of new contracts tend to create variability in booking activity levels from period to period.

The timing of any change in activity levels by our customers is difficult to predict. As a result, our ability to project the anticipated activity level for our business, and particularly our product sales segment, is limited. Given the volatility of the global energy markets and industry capital spending activity levels, we plan to monitor and continue to control our expense levels necessary to protect our profitability. Additionally, volatility in commodity prices could delay investments by our customers in significant projects, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

Our level of capital spending largely depends on the demand for our contract operations services and the equipment required to provide such services to our customers. Based on our current backlog of contracts, we currently expect to invest less capital in our contract operations business in 2020 than we did in 2019.

A decline in demand for oil and natural gas or prices for those commodities, or instability and rationalization of capital funding in the global energy markets could cause a reduction in demand for our products and services. We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

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

Summary of Results

Revenue. Revenue during the years ended December 31, 2019, 2018 and 2017 was $1,317.4 million, $1,360.9 million and $1,215.3 million, respectively. The decrease in revenue during the year ended December 31, 2019 compared to the year ended December 31, 2018 was due to a revenue decrease in our product sales segment, partially offset by increases in revenue in our aftermarket services and contract operations segments. The increase in revenue during the year ended December 31, 2018 compared to the year ended December 31, 2017 was due to revenue increases in our product sales and aftermarket services segments, partially offset by a decrease in revenue in our contract operations segment.

Net income (loss). We generated net loss of $102.4 million during the year ended December 31, 2019 and net income of $24.9 million and $33.9 million during the years ended December 31, 2018 and 2017, respectively. The decrease in net income during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to an increase in impairment charges, an increase in depreciation and amortization expense and a decrease in gross margin for our product sales segments, partially offset by decreases in income taxes and selling, general and administrative (“SG&A”) expense. Net loss during the year ended December 31, 2019 included income from discontinued operations, net of tax, of $6.5 million and net income during the year ended December 31, 2018 included income from discontinued operations, net of tax, of $24.5 million. The decrease in net income during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to an increase in income taxes, an increase in depreciation and amortization expense, a decrease in income from discontinued operations, net of tax, and an increase in foreign currency losses of $7.8 million. These activities were partially offset by an increase in gross margin for our product sales segment and a decrease in interest expense. Net income during the years ended December 31, 2018 and 2017 included income from discontinued operations, net of tax, of $24.5 million and $39.7 million, respectively. Income for discontinued operations, net of tax, was positively impacted by installment payments received of $19.8 million and $19.7 million associated with our Venezuelan subsidiary’s sale of its previously nationalized assets during the years ended December 31, 2018 and 2017, respectively, and recoveries from liquidated damages releases and customer approved change orders related to Belleli EPC during the year ended December 31, 2017.

EBITDA, as adjusted. Our EBITDA, as adjusted, was $200.7 million, $205.5 million and $173.2 million during the years ended December 31, 2019, 2018 and 2017, respectively. EBITDA, as adjusted, during the year ended December 31, 2019 compared to the year ended December 31, 2018 decreased primarily due to a decrease in gross margin for our product sales segment, partially offset by a decrease in SG&A and increases in gross margin for our aftermarket services and contract operations segments. EBITDA, as adjusted, during the year ended December 31, 2018 compared to the year ended December 31, 2017 increased primarily due to an increase in gross margin for our product sales segment.

EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

As discussed in Note 5 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations and Belleli EPC business. Those results are reflected in discontinued operations for all periods presented.

Results by Business Segment. The following table summarizes revenue, gross margin and gross margin percentages for each of our business segments (dollars in thousands):

	Years Ended December 31,
	2019	2018	2017
Revenue:
Contract Operations	$368,126	$360,973	$375,269
Aftermarket Services	129,217	120,676	107,063
Product Sales	820,097	879,207	732,962
	$1,317,440	$1,360,856	$1,215,294
Gross Margin: (1)
Contract Operations	$239,963	$238,835	$241,889
Aftermarket Services	33,610	31,010	28,842
Product Sales	89,649	113,583	76,409
	$363,222	$383,428	$347,140
Gross Margin Percentage: (2)
Contract Operations	65%	66%	64%
Aftermarket Services	26%	26%	27%
Product Sales	11%	13%	10%

(1)	Gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense). We evaluate the performance of each of our segments based on gross margin.

(2)	Gross margin percentage is defined as gross margin divided by revenue.

Operating Highlights

The following table summarizes the expected timing of revenue recognition from our contract operations backlog (in thousands):

December 31, 2019
Contract Operations Backlog: (1)
2020	$268,082
2021	232,057
2022	181,759
2023	152,503
2024	118,465
Thereafter	299,135
Total contract operations backlog	$1,252,001

(1) As of December 31, 2019, the total value of our contract operations backlog accounted for as operating leases was approximately $185 million, of which $35 million is expected to be recognized in 2020, $45 million is expected to be recognized in 2021, $44 million is expected to be recognized in 2022, $44 million is expected to be recognized in 2023 and $17 million is expected to be recognized in 2024. Contract operations revenues recognized as operating leases for the year ended December 31, 2019 was approximately $54 million.

The following table summarizes our product sales backlog (in thousands):

	December 31,
	2019	2018	2017
Product Sales Backlog: (1)
Compression equipment	$160,946	$471,827	$254,745
Processing and treating equipment	69,912	229,258	178,814
Production equipment (2)	593	2,438	14,138
Other product sales	46,501	2,246	13,349
Total product sales backlog	$277,952	$705,769	$461,046

(1)	We expect that approximately $266 million of our product sales backlog as of December 31, 2019 will be recognized as revenue before December 31, 2020.

(2)	In June 2018, we completed the sale of our North America production equipment assets (“PEQ assets”), which included $12.0 million in backlog.

Results of Operations

The Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Contract Operations
(dollars in thousands)

	Years Ended December 31,
	2019	2018	Change	% change
Revenue	$368,126	$360,973	$7,153	2%
Cost of sales (excluding depreciation and amortization expense)	128,163	122,138	6,025	5%
Gross margin	$239,963	$238,835	$1,128	—%
Gross margin percentage	65%	66%	(1)%	(2)%

The increase in revenue during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to increases in revenue of $27.7 million and $4.2 million in the Middle East and Africa region and the North America region, respectively, partially offset by decreases in revenue of $17.6 million and $7.1 million in the Latin America region and Asia Pacific region, respectively. The revenue increase in the Middle East and Africa region was primarily due to the start-up of a project that commenced in June 2019 and the start-up of another project that commenced August 2018. The increase of revenue in the North America region was primarily due to a renegotiation of a contract in the fourth quarter of 2018 that resulted in higher revenue in the current year period. The revenue decrease in the Latin America region was primarily driven by a decrease of $14.0 million in Argentina largely resulting from projects that terminated operations in 2018 and the current year impact of the devaluation of the Argentine Peso, an $11.6 million decrease in Brazil primarily driven by projects that terminated in 2018 and 2019 and the impact of foreign currency exchange rates in Brazil. These revenue decreases in the Latin America region were partially offset by an increase of $8.4 million due to the start-up of a project that was not operating in the prior year period. The revenue decrease in the Asia Pacific region was primarily driven by a $2.8 million recovery of an early termination fee in the first quarter of 2018 for a contract that terminated in January 2016 and projects that terminated in the fourth quarter of 2018. Gross margin and gross margin percentage remained relatively flat during the year ended December 31, 2019 compared to the year ended December 31, 2018.

Aftermarket Services
(dollars in thousands)

	Years Ended December 31,
	2019	2018	Change	% change
Revenue	$129,217	$120,676	$8,541	7%
Cost of sales (excluding depreciation and amortization expense)	95,607	89,666	5,941	7%
Gross margin	$33,610	$31,010	$2,600	8%
Gross margin percentage	26%	26%	—%	—%

The increase in revenue during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to increases in installation services and part sales, partially offset by a decrease in operation and maintenance services. Gross margin increased during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the revenue increase explained above. Gross margin percentage during the year ended December 31, 2019 compared to the year ended December 31, 2018 remained flat.

Product Sales
(dollars in thousands)

	Years Ended December 31,
	2019	2018	Change	% change
Revenue	$820,097	$879,207	$(59,110)	(7)%
Cost of sales (excluding depreciation and amortization expense)	730,448	765,624	(35,176)	(5)%
Gross margin	$89,649	$113,583	$(23,934)	(21)%
Gross margin percentage	11%	13%	(2)%	(15)%

The decrease in revenue during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to decreases in revenue of $158.7 million, $13.7 million and $6.8 million in the North America, Asia Pacific and Latin America regions, partially offset by an increase in revenue of $120.1 million in the Middle East and Africa region. The decrease in revenue in the North America region was primarily due to decreases of $213.5 million and $12.5 million in processing and treating equipment revenue and production equipment revenue, respectively, partially offset by an increase of $67.3 million in compression equipment revenue. In June 2018, we completed the sale of our PEQ assets. The decrease in revenue in the Asia Pacific region was primarily due to a decrease of $9.8 million in compression equipment revenue and the decrease in the Latin America region was primarily due to a decrease of $4.0 million in production equipment. The increase in revenue in the Middle East and Africa region was primarily due to increases of $102.4 million and $7.8 million in processing and treating equipment revenue and compression equipment revenue, respectively. Gross margin decreased during the year ended December 31, 2019 compared to the year ended December 31, 2018 due to the revenue decrease explained above and higher expenses on a specific project in the North America region. Gross margin percentage decreased during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the higher expenses discussed above and a shift in product mix in the North America region during the current year period.

Costs and Expenses
(dollars in thousands)

	Years Ended December 31,
	2019	2018	Change	% change
Selling, general and administrative	$164,314	$178,401	$(14,087)	(8)%
Depreciation and amortization	162,557	123,922	38,635	31%
Impairments	74,373	3,858	70,515	1,828%
Restatement related charges (recoveries), net	48	(276)	324	(117)%
Restructuring and other charges	8,712	1,997	6,715	336%
Interest expense	38,620	29,217	9,403	32%
Other (income) expense, net	(1,829)	6,484	(8,313)	(128)%

Selling, general and administrative
SG&A expense decreased during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to a decrease in compensation and associated costs and a decrease in third-party professional expenses. During the years ended December 31, 2019 and 2018, SG&A expense as a percentage of revenue was 12% and 13%, respectively.

Depreciation and amortization
Depreciation and amortization expense during the year ended December 31, 2019 compared to the year ended December 31, 2018 increased primarily due to an increase in depreciation expense of $22.8 million in the current year period as a result of an amendment to a contract operations contract in the fourth quarter of 2018 that decreased the useful life of certain assets. Additionally, depreciation expense increased by $10.8 million primarily due to additional depreciation on projects that were not operating in the prior year period.

Impairments
During the year ended December 31, 2019, in an effort to generate cash from idle assets and reduce holding costs, we reviewed the future deployment of our idle assets used in our contract operations segment for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that certain idle compressor units and other assets would be retired from future service. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $52.6 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value or scrap value of each compressor unit.

In addition, in connection with our review of options for our U.S. compression sales business within our product sales segment, we reviewed the assets in this business compared to our estimate of future cash flows and recorded a $21.1 million impairment charge to adjust the carrying value to our estimate of fair market value.

In the fourth quarter of 2019, we also evaluated other assets for impairment and recorded an impairment of $0.7 million on these assets.

During the year ended December 31, 2018, we evaluated for impairment idle units that had been previously culled from our fleet and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain units. This resulted in an additional impairment of $2.1 million to reduce the book value of each unit to its estimated fair value during the year ended December 31, 2018.

In the fourth quarter of 2017, we classified our PEQ assets primarily related to inventory and property, plant and equipment, net, within our product sales business as assets held for sale in our balance sheets. In June 2018, we completed the sale of our PEQ assets. During the year ended December 31, 2018, we recorded an impairment of $1.8 million to reduce these assets to their approximate fair values based on the expected net proceeds. For further details, see Note 13 to the financial statements.

Restatement related charges
As discussed in Note 14 to the Financial Statements, during the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. During the years ended December 31, 2019 and 2018, we incurred $0.1 million and $0.9 million, respectively, of external costs associated with an SEC investigation and remediation activities related to the restatement of our financial statements. During the year ended December 31, 2018, we recorded recoveries from Archrock pursuant to the separation and distribution agreement of $1.2 million for previously incurred restatement related costs.

Restructuring and other charges
The energy industry’s focus on capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the second quarter of 2019, we began the consolidation of two of our manufacturing facilities located in Houston, Texas into one facility and announced a cost reduction plan primarily focused on workforce reductions. We incurred restructuring and other charges associated with these activities of $8.4 million for the year ended December 31, 2019.

In the second quarter of 2018, we initiated a relocation plan in the North America region to better align our contract operations business with our customers. As a result of this plan, during the years ended December 31, 2019 and 2018, we incurred restructuring and other charges of $0.3 million and $2.0 million, respectively, primarily related to relocation costs and employee termination benefits. See Note 15 to the Financial Statements for further discussion of these charges.

Interest expense
The increase in interest expense during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to a decrease in capitalized interest and a higher average balance of long-term debt. During the years ended December 31, 2019 and 2018, the average daily outstanding borrowings of long-term debt were $511.3 million and $428.6 million, respectively.

Other (income) expense, net
The change in other (income) expense, net, was primarily due to foreign currency losses of $3.8 million and $8.5 million during the years ended December 31, 2019 and 2018, respectively. Foreign currency losses included translation gains of $0.3 million and translation losses of $5.2 million during the years ended December 31, 2019 and 2018, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. The change in other (income) expense, net, also included an increase of $1.2 million in gains on sale of property, plant and equipment, a gain of $1.4 million on the sale of a manufacturing facility in the current year period, a loss of $1.7 million on the sale of our PEQ assets in the prior year period and $0.8 million of losses on foreign currency exchange contracts in the current year period. For further discussion on the sale of our PEQ assets, see Note 13 to the Financial Statements.

Income Taxes
(dollars in thousands)

	Years Ended December 31,
	2019	2018	Change	% change
Provision for income taxes	$25,290	$39,433	$(14,143)	(36)%
Effective tax rate	(30.3)%	99.0%	(129.3)%	(130.6)%

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

For the year ended December 31, 2019:

•	A $13.8 million increase (16.5% decrease) resulting from negative impacts of foreign currency devaluations primarily from Argentina.

•
A $14.0 million increase (16.7% decrease) resulting from the addition of valuation allowances primarily recorded against U.S. federal net operating losses and certain net operating losses of our foreign subsidiaries.

•	A $5.5 million increase (6.6% decrease) resulting from foreign withholding taxes primarily against U.S. income, net of U.S. tax benefits.

•	A $9.4 million decrease (11.2% increase) resulting from differences in income tax rates for international operations as compared to U.S. taxes at 21%.

For the year ended December 31, 2018:

•	A $14.8 million increase (37.3% increase) resulting from negative impacts of foreign currency devaluations primarily from Argentina.

•
A $19.0 million decrease (47.6% decrease) resulting from the release of valuation allowances primarily recorded against U.S. federal net operating losses and certain deferred tax assets of our foreign subsidiaries.

•	A $14.8 million increase (37.2% increase) resulting from foreign withholding taxes primarily against U.S. income, net of U.S. tax benefits.

•	A $9.5 million increase (23.8% increase) related to unrecognized tax benefits recorded in 2018.

Discontinued Operations
(dollars in thousands)

	Years Ended December 31,
	2019	2018	Change	% change
Income from discontinued operations, net of tax	$6,486	$24,462	$(17,976)	(73)%

Income from discontinued operations, net of tax, includes our Venezuelan subsidiary’s operations that were expropriated in June 2009 and our Belleli EPC business.

Income from discontinued operations, net of tax, during the year ended December 31, 2019 compared to the year ended December 31, 2018 decreased primarily due to a $19.9 million decrease in income from our Venezuelan subsidiary. The decrease in income from our Venezuelan subsidiary was primarily related to an installment payment, including an annual charge, of $19.8 million received from PDVSA Gas, S.A. (“PDVSA Gas”) in the prior year period associated with our Venezuelan subsidiary’s sale of its previously nationalized assets. As of December 31, 2018, we have received all payments from PDVSA Gas.

For further details on our discontinued operations, see Note 5 to the Financial Statements.

Liquidity and Capital Resources

Our unrestricted cash balance was $16.7 million at December 31, 2019 compared to $19.3 million at December 31, 2018. Working capital increased to $109.3 million at December 31, 2019 from $108.7 million at December 31, 2018. The increase in working capital was primarily due to decreases in contract liabilities and accounts payable, partially offset by decreases in accounts receivable and contract assets. The decrease in contract liabilities was primarily due to the timing of milestone billings and overall progression on product sales projects in the Middle East and Africa region and in North America. The decrease in accounts payable was largely caused by the timing of purchases and payments to suppliers during the current year period. The decrease in accounts receivable was primarily due to lower product sales activity in North America and the decrease in contract assets was primarily driven by the timing of milestone billings on product sales projects in North America.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Years Ended December 31,
	2019	2018
Net cash provided by (used in) continuing operations:
Operating activities	$176,198	$153,296
Investing activities	(174,406)	(207,578)
Financing activities	(6,038)	6,897
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,058)	(3,841)
Discontinued operations	2,528	21,013
Net change in cash, cash equivalents and restricted cash	$(2,776)	$(30,213)

Operating Activities.  The increase in net cash provided by operating activities during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily attributable to better collections of in-period billings during the current year period and an increase in cash received from upfront billings on contract operations projects, partially offset by a decrease in gross margin in our product sales segment and an increase in income taxes paid in the current year period. Working capital cash changes during the year ended December 31, 2019 included a decrease of $50.7 million in accounts receivables, a decrease of $41.1 million in accounts payable and other liabilities and a decrease of $28.4 million in contract assets. Working capital cash changes during the year ended December 31, 2018 included an increase of $62.9 million in contract liabilities, an increase of $59.7 million in inventory and an increase of $34.6 million in contract assets.

Investing Activities.  The decrease in net cash used in investing activities during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily attributable to a $21.8 million decrease in capital expenditures and an increase of $17.1 million in proceeds from the sale of property, plant and equipment.

Financing Activities.  The increase in net cash used in financing activities during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily attributable to an increase of $40.4 million in purchases of treasury stock, partially offset by an increase in net borrowings of $4.0 million on our long-term debt and a decrease of $19.2 million in cash transferred to Archrock pursuant to the separation and distribution agreement. The transfer of cash to Archrock during the year ended December 31, 2018 was required under the separation and distribution agreement upon our receipt of payments from PDVSA Gas relating to the sale of our previously nationalized assets.

Discontinued Operations.  The decrease in net cash provided by discontinued operations during the year ended December 31, 2019 compared to year ended December 31, 2018 was primarily attributable to a $19.8 million decrease in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas.

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

Growth capital expenditures were $163.7 million, $186.2 million and $104.9 million during the years ended December 31, 2019, 2018 and 2017, respectively. The decrease in growth capital expenditures during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to a decrease in installation expenditures in Oman. The increase in growth capital expenditures during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to an increase in installation expenditures on a contract operations services project in Oman and an increase in compression expenditures on a contract operations services contract in Bolivia during 2018.

Maintenance capital expenditures were $8.8 million, $6.6 million and $15.7 million during the years ended December 31, 2019, 2018 and 2017, respectively. The increase in maintenance capital expenditures during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily driven by increased overhaul activities as a result of delayed discretionary spending in 2018. The decrease in maintenance capital expenditures during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to decreased overhaul activities as a result of the delayed discretionary spending noted above. We intend to grow our business both organically and through third-party acquisitions. If we are successful in growing our business in the future, we would expect our maintenance capital expenditures to increase over the long term.

We generally invest funds necessary to manufacture contract operations fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. We currently plan to spend approximately $80 million to $100 million in capital expenditures during 2020, including (1) approximately $60 million to $70 million on contract operations growth capital expenditures and (2) approximately $20 million to $30 million on equipment maintenance capital related to our contract operations business and other capital expenditures.

Long-Term Debt. We and our wholly owned subsidiary, EESLP, are parties to an amended and restated Credit Agreement (the “Amended Credit Agreement”) consisting of a $700.0 million revolving credit facility expiring in October 2023.

During the years ended December 31, 2019 and 2018, the average daily borrowings of long-term debt were $511.3 million and $428.6 million respectively. The weighted average annual interest rate on outstanding borrowings under our revolving credit facility at December 31, 2019 and 2018 was 4.6% and 4.3%, respectively. LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. Central banks and regulators in a number of major jurisdictions (for example, U.S., United Kingdom, European Union, Switzerland, and Japan) have convened working groups to find and implement the transition to suitable replacement benchmarks. We are in the beginning stages of creating a program that focuses on identifying, evaluating, and monitoring financial and non-financial risks that may result if LIBOR rates are no longer published after 2021.

As of December 31, 2019, we had $24.2 million in outstanding letters of credit under our revolving credit facility and, taking into account guarantees through outstanding letters of credit, we had undrawn capacity of $601.8 million under our revolving credit facility. Our Amended Credit Agreement limits our senior secured leverage ratio (as defined in the Amended Credit Agreement) on the last day of the fiscal quarter to no greater than 2.75 to 1.0. As a result of this limitation, $513.3 million of the $601.8 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of December 31, 2019.

The Amended Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Amended Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Amended Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Amended Credit Agreement) of 2.75 to 1.00. As of December 31, 2019, Exterran Corporation maintained a 6.3 to 1.0 interest coverage ratio, a 2.1 to 1.0 total leverage ratio and a 0.3 to 1.0 senior secured leverage ratio. As of December 31, 2019, we were in compliance with all financial covenants under the Amended Credit Agreement.

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

Unrestricted Cash. Of our $16.7 million unrestricted cash balance at December 31, 2019, $16.2 million was held by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to foreign withholding taxes. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S., the available borrowing capacity under our revolving credit facility and the repayment of intercompany liabilities from our non-U.S. subsidiaries will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

Share Repurchase Program. On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the year ended December 31, 2019, we repurchased 3,495,448 shares of our common stock for $42.3 million in connection with our share repurchase program. As of December 31, 2019, the remaining authorized repurchase amount under the share repurchase program was $57.7 million.

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

Contractual Obligations.  The following table summarizes our cash contractual obligations as of December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2020	2021-2022	2023-2024	Thereafter
Debt:(1)
Revolving credit facility due October 2023	$74,000	$—	$—	$74,000	$—
8.125% senior notes due May 2025 (2)	375,000	—	—	—	375,000
Other	237	237	—	—	—
Total debt	449,237	237	—	74,000	375,000
Interest on debt	185,638	35,953	71,906	65,174	12,605
Purchase commitments	178,849	171,448	7,401	—	—
Facilities and other operating leases	51,609	7,154	12,876	9,649	21,930
Total contractual obligations	$865,333	$214,792	$92,183	$148,823	$409,535

(1)	For more information on our debt, see Note 11 to the Financial Statements.

(2)	Amounts represent the full face value of the 2017 Notes and do not include unamortized debt financing costs of $5.4 million as of December 31, 2019.

As of December 31, 2019, $23.3 million of unrecognized tax benefits (including discontinued operations) have been recorded as liabilities in accordance with the accounting standard for income taxes related to uncertain tax positions, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest (including discontinued operations) of $2.3 million.

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

Allowances and Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2019, 2018 and 2017, we recorded bad debt expense of $0.1 million, $0.1 million and $0.9 million, respectively. Our allowance for doubtful accounts was approximately 3% and 2% of our gross accounts receivable balance at December 31, 2019 and 2018, respectively.

Inventory is a significant component of current assets and is stated at the lower of cost and net realizable value. This requires us to record provisions and maintain reserves for obsolete and slow moving inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to historical demand and management estimates of market conditions and production requirements. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. During 2019, 2018 and 2017, we recorded $1.7 million, $0.1 million and $1.3 million, respectively, in inventory write-downs and reserves for inventory which was obsolete or slow moving. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for obsolete or slow moving inventory that may be required. Our reserve for obsolete and slow moving inventory was approximately 10% of our gross raw materials inventory balance at December 31, 2019 and 2018.

Accrued Demobilization Costs

The majority of our contract operations services contracts contain contractual requirements for us to perform demobilization activities at the end of the contract, with the scope of those activities varying by contract. Demobilization activities typically include, among other requirements, civil work and the removal of our equipment and installation from the customer’s site. Demobilization activities represent costs to fulfill obligations under our contracts and are not considered distinct within the context of our contract operations services contracts. Accrued demobilization costs are recorded, if applicable, at the time we become contractually obligated to perform these activities, which generally occurs upon our completion of the installation and commissioning of our equipment at the customer’s site. We record accrued demobilization costs as a liability and an equivalent demobilization asset as a capitalized fulfillment cost. As of December 31, 2019, we had current and long-term accrued demobilization costs liability balances of $13.3 million and $30.3 million, respectively. Accrued demobilization costs are subsequently increased by interest accretion throughout the expected term of the contract. As of December 31, 2019, we had capitalized fulfillment costs relating to demobilization assets of $13.9 million. Demobilization assets are amortized on a straight-line basis over the expected term of the contract. Any difference between the actual costs realized for the demobilization activities and the estimated liability established are recognized in our statement of operations.

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

Accrued demobilization costs are based on a number of assumptions requiring professional judgment. These include estimates for: (1) expected future cash flows related to contractual obligations; (2) anticipated timing of the expected cash flows; (3) our credit-adjusted risk free rate that considers our estimated credit rating; (4) the market risk premiums; and (5) relevant inflation factors. If the expected future cash flows relating to our estimated accrued demobilization costs had been higher or lower by 10% in 2019, accrued demobilization costs would have decreased or increased by approximately $3.0 million at December 31, 2019. We are unable to predict the type of revisions to these assumptions that will be required in future periods due to the availability of additional information, contract amendments, technology changes, the price of labor costs and other factors.

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

Long-Lived Assets

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from active service, indicate that the carrying amount of an asset may not be recoverable. Compressor units in our active fleet that were idle as of December 31, 2019 comprise a net book value of approximately $27.7 million. The determination that the carrying amount of an asset may not be recoverable requires us to make judgments regarding long-term forecasts of future revenue and costs related to the assets subject to review. For idle compression units that are removed from the active fleet and that will be sold to third parties as working compression units, significant assumptions include forecasted sale prices based on future market conditions and demand, forecasted costs to maintain the assets until sold and the forecasted length of time necessary to sell the assets. These forecasts are uncertain as they require significant assumptions about future market conditions. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions. An impairment loss may exist when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred.

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

We consider the earnings of many of our subsidiaries to be indefinitely reinvested, and accordingly, we have not provided for taxes on the unremitted earnings of these subsidiaries. If we were to make a distribution from the unremitted earnings of these subsidiaries, we could be subject to taxes payable to various jurisdictions. If our expectations were to change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated statement of financial position, results of operations or cash flows.

Revenue Recognition — Product Sales Recognized Over Time

In our product sales segment, we recognize revenue from the sale of compression equipment and processing and treating equipment over time based on the proportion of labor hours expended to the total labor hours expected to complete the contract performance obligation when the applicable criteria are met. During the year ended December 31, 2019, approximately 99% of our total product sales revenues were recognized over time. This calculation requires management to estimate the number of total labor hours required for each project and to estimate the profit expected on the project. The recognition of revenue over time based on the proportion of labor hours expended to the total labor hours expected to complete depends largely on our ability to make reasonable dependable estimates related to the extent of progress toward completion of the contract, contract revenues and contract costs. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known using the cumulative catch-up method. Due to the nature of some of our contracts, developing the estimates of costs often requires significant judgment.

Factors that must be considered in estimating the work to be completed and ultimate profit include labor productivity and availability, the nature and complexity of work to be performed, the impact of change orders, availability of raw materials and the impact of delayed performance. Although we continually strive to accurately estimate our progress toward completion and profitability, adjustments to overall contract revenue and contract costs could be significant in future periods due to several factors including but not limited to, settlement of claims against customers, supplier claims by or against us, customer change orders, changes in cost estimates, changes in project contingencies and settlement of customer claims against us, such as liquidated damage claims. If the aggregate combined cost estimates for uncompleted contracts that are recognized over time based on the proportion of labor hours expended to the total labor hours expected to complete in our product sales business had been higher or lower by 5% in 2019, our income before income taxes would have decreased or increased by approximately $16.6 million.

Contingencies and Litigation

We are substantially self-insured for workers’ compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We review these estimates quarterly and believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the timeliness of reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known. As of December 31, 2019 and 2018, we had recorded approximately $0.9 million and $1.1 million, respectively, in insurance claim reserves.

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

We regularly assess and, if required, establish accruals for income tax as well as non-income-based tax contingencies pursuant to the applicable accounting standards that could result from assessments of additional tax by taxing jurisdictions in countries where we operate. Tax contingencies are subject to a significant amount of judgment and are reviewed and adjusted on a quarterly basis in light of changing facts and circumstances considering the outcome expected by management. As of December 31, 2019 and 2018, we had recorded approximately $29.1 million and $37.6 million, respectively, of accruals for tax contingencies (including penalties and interest and discontinued operations). Of these amounts, $25.4 million and $32.5 million are accrued for income taxes as of December 31, 2019 and 2018, respectively, and $3.7 million and $5.1 million are accrued for non-income-based taxes as of December 31, 2019 and 2018, respectively. Furthermore, as of December 31, 2019 and 2018, we had an indemnification receivable from Archrock related to non-income-based taxes of $1.5 million and $2.8 million, respectively. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with changes in foreign currency exchange rates due to our significant international operations. While the majority of our revenue contracts are denominated in the U.S. dollar, certain contracts or portions of certain contracts, most notably within our contract operations segment, are exposed to foreign currency fluctuations. Approximately 20% of revenues in our contract operations segment are denominated in a currency other than the U.S. dollar. The currencies for which we have our largest exchange rate exposures are related to changes in the Argentine Peso and the Brazilian Real. During the year ended December 31, 2019, a devaluation of the Argentine Peso and Brazilian Real of approximately 37% and 4%, respectively, resulted in a decrease in revenue in our contract operations segment of approximately $5 million and $3 million, respectively. The impact of foreign currency risk on income for these contracts is generally mitigated by matching costs with revenues in the same currency.

Additionally, the net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates. These operations may have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded foreign currency losses of $3.8 million, $8.5 million and $0.7 million in our statements of operations during the years ended December 31, 2019, 2018 and 2017, respectively. Our foreign currency losses are primarily due to exchange rate fluctuations related to monetary asset and liability balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Our material exchange rate exposure relates to intercompany loans to subsidiaries whose functional currency is the Brazilian Real or Canadian Dollar, which loans carried U.S. dollars balances of $12.2 million and $23.1 million, respectively, as of December 31, 2019. Foreign currency losses during the years ended December 31, 2019, 2018 and 2017 included translation gains of $0.3 million, translation losses $5.2 million and translation gains of $0.5 million respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. During the year ended December 31, 2019, we entered into forward currency exchange contracts to mitigate exposures in U.S. dollars related to the Argentine Peso, Brazilian Real and Indonesian Rupiah. As a result of entering into these contracts, we recognized losses of $0.8 million during the year ended December 31, 2019. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

We also have exposure to foreign currency exchange risk from the translation of certain international operating units from the local currency into the U.S. dollar. Our comprehensive income for the years ended December 31, 2019, 2018 and 2017 included foreign currency translation adjustment losses of $2.9 million, $7.5 million and $1.8 million, respectively. A 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our foreign currency translation adjustment loss by approximately $2.0 million for the year ended December 31, 2019. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies will always move in the same direction relative to the value of the U.S. dollar.

As of December 31, 2019, we do not have any derivative financial instruments outstanding to mitigate foreign currency risk. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency exchange rates that could potentially impact our future earnings and forecasted cash flows.

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

Management’s Evaluation of Disclosure Controls and Procedures

The CEO and CFO have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year for which this annual report on Form 10-K is filed. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management, under the supervision of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2019, which is included on page F-1.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On February 26, 2020, the Company amended and restated its existing severance benefit agreements and change of control agreements with each of its executive officers. These amendments were intended to harmonize the agreements in line with recent market and Company practices. Changes to the existing severance benefit agreements and change of control agreements include, among others: (1) increasing the notice period during which the Company may give notice of non-renewal of the change of control agreements from 90 days to 365 days and reducing the term from 2 years to 1 year, (2) for the officers other than the Chief Executive Officer, increasing the notice period during which the Company may give notice of non-renewal of the severance benefit agreements from 90 days to 365 days; (3) updating the definition of “cause” to include termination for violation of the Company’s Code of Business Conduct, (4) for the officers other than the Chief Executive Officer, updating the definition of “good reason” to include any requirement to move more than 50 miles from the Company’s primary office location, (5) for the officers other than the Chief Executive Officer, in the case of the change of control agreements, requiring that notice of good reason be given within 90 days following first occurrence or within 12 months of a change of control, (6) in the case of the Chief Executive Officer, conforming his severance benefit agreement to provide the same medical severance benefits that other executives receive (i.e., lump sum payment equal to 18 months of COBRA premiums), and reducing his change of control benefit by deleting his right to 12 months’ of employer retirement plan contributions, (7) clarifying that unsettled equity will vest pro rata based on the percentage of time elapsed in the grant, with performance awards determined at target if actual performance results are not determined at the employee’s separation date, (8) clarifying that any severance payable under each agreement is reduced by any other severance payments, (9) for the officers other than the Chief Executive Officer, in the case of the change of control agreements, requiring any successor to expressly assume the agreement, and (10) updating and, as applicable, adding non-solicitation and non-competition covenants consistent with market precedent and recent law.

The description of each of the amended and restated agreements is qualified in its entirety by reference to the amended and restated forms of agreement, each of which is attached as an exhibit to this report and incorporated by reference.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2019, with respect to the Exterran Corporation compensation plans under which our common stock is authorized for issuance, aggregated as follows:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(#)	($)	(#)
Equity compensation plans approved by security holders (1)	68,632	$25.33	857,514
Equity compensation plans not approved by security holders	—	—	—
Total	68,632		857,514

(1)
Comprised of (i) the Exterran Corporation 2015 Stock Incentive Plan, the (“2015 Plan”) and (ii) the Exterran Corporation 2015 Directors’ Stock and Deferral Plan. The 2015 Plan also governs awards originally granted by Archrock under the Archrock, Inc. 2013 Stock Incentive Plan. In addition to the outstanding options, as of December 31, 2019, there were 320,229 restricted stock units outstanding, payable in common stock upon vesting, under the 2015 Plan.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required in Part III, Item 13 of this report is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement, to be filed with the SEC within 120 days of the end of our fiscal year.

Item 14.  Principal Accounting Fees and Services

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

4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934
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
10.26†
Form of Award Notice and Agreement for Performance Units pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 3, 2018

10.27†
Form of Award Notice and Agreement for Restricted Stock pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 3, 2018

10.28†
Form of Award Notice and Agreement for Stock-Settled Restricted Stock Units pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 3, 2018

10.29†
Form of Award Notice and Agreement for Cliff-Vested Restricted Stock pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 3, 2018

10.30
Second Amended and Restated Credit Agreement, dated as of October 9, 2018, by and among Exterran Corporation, Exterran Energy Solutions, L.P., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2018

10.31†
Form of Award Notice and Agreement for Performance Units pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 2, 2019

10.32†
Form of Award Notice and Agreement for Time-Vested Restricted Stock pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 2, 2019

10.33†
Form of Award Notice and Agreement for Time-Vested Restricted Stock Units pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 2, 2019

10.34†
Form of Award Notice and Agreement for Common Stock Award for Non-Employee Directors pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 2, 2019

10.35†*	Form of Amended and Restated Severance Benefit Agreement
10.36†*	Form of Amended and Restated Executive Change of Control Agreement
10.37†*	Form of Amended and Restated Chief Executive Officer Change of Control Agreement
16.1
Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated March 4, 2019, incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2019

21.1*	List of Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
23.2*	Consent of Deloitte & Touche LLP
24.1*	Powers of Attorney (included on the signature page to this Report)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit No.	Description
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exterran Corporation

/s/ ANDREW J. WAY
Name: Andrew J. Way
Title: President and Chief Executive Officer

Date: February 28, 2020

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew J. Way, David A. Barta and Valerie L. Banner, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2020.

Signature	Title

/s/ ANDREW J. WAY	President and Chief Executive Officer and Director
Andrew J. Way	(Principal Executive Officer)

/s/ DAVID A. BARTA	Senior Vice President and Chief Financial Officer
David A. Barta	(Principal Financial Officer and Principal Accounting Officer)

/s/ WILLIAM M. GOODYEAR	Director
William M. Goodyear

/s/ JOHN P. RYAN	Director
John P. Ryan

/s/ CHRISTOPHER T. SEAVER	Director
Christopher T. Seaver

/s/ IEDA GOMES YELL	Director
Ieda Gomes Yell

/s/ HATEM SOLIMAN	Director
Hatem Soliman

/s/ JAMES C. GOUIN	Director
James C. Gouin

/s/ MARK R. SOTIR	Director
Mark R. Sotir

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Exterran Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Exterran Corporation and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended, including the related notes and schedule of valuation and qualifying accounts as of and for the year ended December 31, 2019 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 28, 2020

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Exterran Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Exterran Corporation and subsidiaries (the "Company") as of December 31, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2019

We began serving as the Company’s auditor in 2014. In 2019, we became the predecessor auditor.

EXTERRAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	December 31,
	2019	2018
ASSETS

Current assets:
Cash and cash equivalents	$16,683	$19,300
Restricted cash	19	178
Accounts receivable, net of allowance of $6,019 and $5,474, respectively	202,337	248,467
Inventory, net (Note 6)	143,538	150,689
Contract assets (Note 3)	46,537	91,602
Other current assets	22,477	44,234
Current assets associated with discontinued operations (Note 5)	4,332	11,605
Total current assets	435,923	566,075
Property, plant and equipment, net (Note 7)	844,410	901,577
Operating lease right-of-use assets (Note 4)	26,783	—
Deferred income taxes (Note 16)	13,994	11,370
Intangible and other assets, net (Note 8)	93,300	86,371
Long-term assets held for sale (Note 13)	624	—
Long-term assets associated with discontinued operations (Note 5)	2,970	1,661
Total assets	$1,418,004	$1,567,054

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$123,444	$165,744
Accrued liabilities (Note 10)	104,081	123,335
Contract liabilities (Note 3)	82,854	153,483
Current operating lease liabilities (Note 4)	6,268	—
Current liabilities associated with discontinued operations (Note 5)	9,998	14,767
Total current liabilities	326,645	457,329
Long-term debt (Note 11)	443,587	403,810
Deferred income taxes (Note 16)	993	6,005
Long-term contract liabilities (Note 3)	156,262	101,363
Long-term operating lease liabilities (Note 4)	30,958	—
Other long-term liabilities	49,263	39,812
Long-term liabilities associated with discontinued operations (Note 5)	758	5,914
Total liabilities	1,008,466	1,014,233
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 37,508,286 and 36,868,066 shares issued, respectively	375	369
Additional paid-in capital	747,622	734,458
Accumulated deficit	(317,238)	(208,677)
Treasury stock — 4,467,600 and 721,280 common shares, at cost, respectively	(56,567)	(11,560)
Accumulated other comprehensive income	35,346	38,231
Total stockholders’ equity (Note 17)	409,538	552,821
Total liabilities and stockholders’ equity	$1,418,004	$1,567,054
The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues (Note 3):
Contract operations	$368,126	$360,973	$375,269
Aftermarket services	129,217	120,676	107,063
Product sales	820,097	879,207	732,962
	1,317,440	1,360,856	1,215,294
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	128,163	122,138	133,380
Aftermarket services	95,607	89,666	78,221
Product sales	730,448	765,624	656,553
Selling, general and administrative	164,314	178,401	176,318
Depreciation and amortization	162,557	123,922	107,824
Impairments (Note 13)	74,373	3,858	5,700
Restatement related charges (recoveries), net (Note 14)	48	(276)	3,419
Restructuring and other charges (Note 15)	8,712	1,997	3,189
Interest expense	38,620	29,217	34,826
Other (income) expense, net	(1,829)	6,484	(975)
	1,401,013	1,321,031	1,198,455
Income (loss) before income taxes	(83,573)	39,825	16,839
Provision for income taxes (Note 16)	25,290	39,433	22,695
Income (loss) from continuing operations	(108,863)	392	(5,856)
Income from discontinued operations, net of tax (Note 5)	6,486	24,462	39,736
Net income (loss)	$(102,377)	$24,854	$33,880

Basic net income (loss) per common share (Note 19):
Income (loss) from continuing operations per common share	$(3.18)	$0.01	$(0.17)
Income from discontinued operations per common share	0.19	0.67	1.14
Net income (loss) per common share	$(2.99)	$0.68	$0.97

Diluted net income (loss) per common share (Note 19):
Income (loss) from continuing operations per common share	$(3.18)	$0.01	$(0.17)
Income from discontinued operations per common share	0.19	0.67	1.14
Net income (loss) per common share	$(2.99)	$0.68	$0.97

Weighted average common shares outstanding used in net income (loss) per common share (Note 19):
Basic	34,283	35,433	34,959
Diluted	34,283	35,489	34,959
The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Net income (loss)	$(102,377)	$24,854	$33,880
Other comprehensive loss:
Foreign currency translation adjustment	(2,885)	(7,476)	(1,801)
Comprehensive income (loss)	$(105,262)	$17,378	$32,079
The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income	Total
	Shares	Amount			Shares	Amount
Balance at January 1, 2017	35,641,113	$356	$768,304	$(257,252)	(202,430)	$(2,145)	$47,508	$556,771
Cumulative-effect adjustment from adoption of ASU 2016-09			138	(138)				—
Net income				33,880				33,880
Options exercised	69,122	1	683					684
Foreign currency translation adjustment							(1,801)	(1,801)
Transfer to Archrock, Inc. (Note 17)			(44,720)					(44,720)
Treasury stock purchased					(250,748)	(4,792)		(4,792)
Stock-based compensation, net of forfeitures	483,695	5	14,759					14,764
Balance at December 31, 2017	36,193,930	$362	$739,164	$(223,510)	(453,178)	$(6,937)	$45,707	$554,786
Cumulative-effect adjustment from adoption of ASC 606 (Note 2)				(10,021)				(10,021)
Net income				24,854				24,854
Options exercised	136,847	1	547					548
Foreign currency translation adjustment							(7,476)	(7,476)
Transfer to Archrock, Inc. (Note 17)			(19,814)					(19,814)
Treasury stock purchased					(268,102)	(4,623)		(4,623)
Stock-based compensation, net of forfeitures	537,289	6	14,561					14,567
Balance at December 31, 2018	36,868,066	$369	$734,458	$(208,677)	(721,280)	$(11,560)	$38,231	$552,821
Cumulative-effect adjustment from adoption of ASC 842 (Note 2)				(6,184)				(6,184)
Net loss				(102,377)				(102,377)
Foreign currency translation adjustment							(2,885)	(2,885)
Transfer from Archrock, Inc. (Note 17)			420					420
Treasury stock purchased					(3,746,320)	(45,007)		(45,007)
Stock-based compensation, net of forfeitures	640,220	6	12,744					12,750
Balance at December 31, 2019	37,508,286	$375	$747,622	$(317,238)	(4,467,600)	$(56,567)	$35,346	$409,538
The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(102,377)	$24,854	$33,880
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	162,557	123,922	107,824
Impairments	74,373	3,858	5,700
Amortization of deferred financing costs	2,512	3,347	4,714
Income from discontinued operations, net of tax	(6,486)	(24,462)	(39,736)
Provision for doubtful accounts	32	86	863
Gain on sale of property, plant and equipment	(3,187)	(629)	(2,517)
(Gain) loss on remeasurement of intercompany balances	(287)	5,241	(516)
Loss on foreign currency derivatives	794	—	—
Loss on sale of businesses	—	1,714	111
Stock-based compensation expense	12,750	14,567	14,764
Deferred income tax provision (benefit)	(10,007)	1,537	(3,193)
Changes in assets and liabilities:
Accounts receivable and notes	50,730	8,669	(65,311)
Inventory	(8,369)	(59,676)	20,594
Costs and estimated earnings versus billings on uncompleted contracts	—	—	40,949
Contract assets	28,352	(34,571)	—
Other current assets	20,312	5,045	(1,541)
Accounts payable and other liabilities	(41,092)	13,801	62,029
Deferred revenue	—	—	(13,711)
Contract liabilities	(8,263)	62,934	—
Other	3,854	3,059	(14,483)
Net cash provided by continuing operations	176,198	153,296	150,420
Net cash provided by (used in) discontinued operations	2,528	4,004	(1,794)
Net cash provided by operating activities	178,726	157,300	148,626

Cash flows from investing activities:
Capital expenditures	(193,274)	(215,108)	(131,673)
Proceeds from sale of property, plant and equipment	19,662	2,530	8,866
Proceeds from sale of businesses	—	5,000	894
Settlement of foreign currency derivatives	(794)	—	—
Net cash used in continuing operations	(174,406)	(207,578)	(121,913)
Net cash provided by discontinued operations	—	17,009	19,575
Net cash used in investing activities	(174,406)	(190,569)	(102,338)

Cash flows from financing activities:
Proceeds from borrowings of debt	642,500	585,014	501,088
Repayments of debt	(603,951)	(550,497)	(476,503)
Cash transfer from (to) Archrock, Inc. (Note 17)	420	(18,744)	(44,720)
Payments for debt issuance costs	—	(4,801)	(7,911)
Proceeds from stock options exercised	—	548	684
Purchases of treasury stock	(45,007)	(4,623)	(4,792)
Net cash provided by (used in) financing activities	(6,038)	6,897	(32,154)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,058)	(3,841)	(792)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,776)	(30,213)	13,342
Cash, cash equivalents and restricted cash at beginning of period	19,478	49,691	36,349
Cash, cash equivalents and restricted cash at end of period	$16,702	$19,478	$49,691

Supplemental disclosure of cash flow information:
Income taxes paid, net	$30,436	$11,601	$47,403
Interest paid, net of capitalized amounts	$35,891	$26,278	$28,178

Supplemental disclosure of non-cash transactions:
Accrued capital expenditures	$5,711	$21,479	$16,735
Non-cash proceeds from sale of business	$—	$14,573	$—

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

Description of Business

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” the “Company,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a global systems and process company offering solutions in the oil, gas, water and power markets. We are a leader in natural gas processing and treatment and compression products and services, providing critical midstream infrastructure solutions to customers throughout the world. We provide our products and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. Our manufacturing facilities are located in the United States of America (“U.S.”), Singapore and the United Arab Emirates. We operate in three primary business lines: contract operations, aftermarket services and product sales. In our contract operations business line, we provide compression, processing, treating and water treatment services through the operation of our natural gas compression equipment, crude oil and natural gas production and process equipment and water treatment equipment for our customers. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, repair, overhaul, upgrade, startup and commissioning and reconfiguration services to customers who own their own oil and natural gas compression, production, processing, treating and related equipment. In our product sales business line, we design, engineer, manufacture, install and sell natural gas compression packages as well as equipment used in the treating and processing of crude oil, natural gas and water to our customers throughout the world and for use in our contract operations business line. We also offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as integrated projects.

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

Note 2. Significant Accounting Policies

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses, as well as the disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. Significant estimates are required for contracts within our product sales segments that are accounted for based largely on our estimates on the extent of progress toward completion of the contracts, contract revenues and contract costs. As of December 31, 2019, we have made these significant estimates on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to our estimates. Variations from estimated contract performance could result in material adjustments to operating results. Management believes that the estimates and assumptions used are reasonable.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash as of December 31, 2019 and 2018 consists of cash that contractually is not available for immediate use. Restricted cash is presented separately from cash and cash equivalents in our balance sheets.

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

We maintain allowances for doubtful accounts for estimated losses resulting from our customers’ inability to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2019, 2018 and 2017, we recorded bad debt expense of $0.1 million, $0.1 million and $0.9 million, respectively.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over their estimated useful lives as follows:

Compression equipment, processing facilities and other contract operations assets	3 to 23 years
Buildings	20 to 35 years
Transportation, shop equipment and other	3 to 10 years

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

Long-Lived Assets

We review long-lived assets such as property, plant and equipment and identifiable intangibles subject to amortization for impairment whenever events or changes in circumstances, including the removal of compressor units from active service, indicate that the carrying amount of an asset may not be recoverable. An impairment loss may exist when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, the excess of the asset’s carrying value as compared to its estimated fair value is recognized as an impairment in the period in which the impairment occurred. Identifiable intangibles are amortized over the assets’ estimated useful lives.

Demobilization

The majority of our contract operations services contracts contain contractual requirements for us to perform demobilization activities at the end of the contract, with the scope of those activities varying by contract. Demobilization activities typically include, among other requirements, civil work and the removal of our equipment and installation from the customer’s site. Demobilization activities represent costs to fulfill obligations under our contracts and are not considered distinct within the context of our contract operations services contracts. Accrued demobilization costs are recorded, if applicable, at the time we become contractually obligated to perform these activities, which generally occurs upon our completion of the installation and commissioning of our equipment at the customer’s site. We record accrued demobilization costs as a liability and an equivalent demobilization asset as a capitalized fulfillment cost. Accrued demobilization costs are subsequently increased by interest accretion throughout the expected term of the contract. During the years ended December 31, 2019 and 2018, we recorded $2.2 million and $2.6 million, respectively, in accretion expense, which is reflected in depreciation and amortization expense in our statements of operations. Demobilization assets are amortized on a straight-line basis over the expected term of the contract. Any difference between the actual costs realized for the demobilization activities and the estimated liability established are recognized in cost of sales in our statement of operations.

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

Foreign Currency Translation

The financial statements of our subsidiaries outside the U.S., except those for which we have determined that the U.S. dollar is the functional currency, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at the balance sheet date. Income and expense items are translated at average monthly exchange rates. The resulting gains and losses from the translation of accounts into U.S. dollars are included in accumulated other comprehensive income in our balance sheets. For all subsidiaries, gains and losses from remeasuring foreign currency accounts into the functional currency are included in other (income) expense, net, in our statements of operations. We recorded foreign currency losses of $3.8 million, $8.5 million and $0.7 million during the years ended December 31, 2019, 2018 and 2017, respectively. Included in our foreign currency losses were non-cash gains of $0.3 million, non-cash losses of $5.2 million and non-cash gains of $0.5 million during the years ended December 31, 2019, 2018 and 2017, respectively, from foreign currency exchange rate changes recorded on intercompany obligations.

During the first quarter of 2019, we entered into forward currency exchange contracts with a total notional value of $26.0 million that expired over varying dates through June 28, 2019. We entered into these foreign currency derivatives to mitigate exposures in U.S. dollars related to the Argentine Peso, Brazilian Real and Indonesian Rupiah. We did not designate these forward currency exchange contracts as hedge transactions. Changes in fair value and gains and losses on settlement on these forward currency exchange contracts were recognized in other (income) expense, net, in our statements of operations. During the year ended December 31, 2019, we recognized a loss of $0.8 million on forward currency exchange contracts. All of the forward currency exchange contracts that we entered into were settled prior to December 31, 2019.

Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined to be not applicable.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”). The update requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases. Leases are now classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations. The update also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. On January 1, 2019, we adopted the standard using the transition method that allows us to initially apply ASC 842 as of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, we elected certain practical expedients permitted by ASC 842 in applying the lease standard upon adoption. Upon implementation of the new lease standard, we did not reassess whether a contract is or contains a lease at the date of initial application. For contracts entered into before the transition date, we used the lease classification under the accounting standards in effect prior to adoption. We also excluded initial direct costs for the measurement of the right-of-use asset at the date of initial application. As a result of this adoption, as a lessee, we recorded operating lease assets and lease liabilities of $21.2 million and $26.5 million, respectively, as of January 1, 2019. The difference between the lease assets and lease liabilities, including prepayments, was recorded as an adjustment to retained earnings. The adoption of this standard did not have a material effect on our statements of operations and cash flows. See Note 4 for the required disclosures related to the impact of adopting this standard.

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

From a lessor perspective, new customer contracts entered into or modified on or after January 1, 2019 have been assessed in accordance with ASC 842 and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), as applicable and will be assessed accordingly in future periods. Additionally, for contracts determined to have both a lease component, representing the revenue from the use of the underlying assets, and a nonlease component, representing revenue from providing operation and maintenance services, we have elected to apply the practical expedient to not separate the components and account for those components as a single component, if the applicable conditions are met. Furthermore, for contracts where the nonlease component is determined to be the predominant component, revenue will continue to be recognized in accordance with ASC 606.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The update changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. On January 1, 2020, we will adopt this update using a modified retrospective approach. We do not expect the adoption of this update to be material to our financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The update modifies the disclosure requirements on fair value measurements by removing, modifying and adding certain disclosure requirements. This update is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures upon issuance of the guidance and delayed adoption of the additional required disclosures is permitted until the effective date. On January 1, 2020, we will adopt this update. We do not expect the adoption of this update to be material to our financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update simplifies the accounting for income taxes and is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the potential impact of the update on our financial statements.

Note 3. Revenue

On January 1, 2018, we adopted ASC 606 applying the modified retrospective method to all contracts that were not completed as of the date of adoption. For contracts that were modified before the effective date, we reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with an ASC 606 practical expedient. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded a net increase to accumulated deficit of $10.0 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606.

Disaggregation of Revenue

The following tables present disaggregated revenue by product and service lines and by geographical regions for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
Revenue by Products and Services	2019	2018
Contract Operations Segment:
Contract operations services (1)	$368,126	$360,973

Aftermarket Services Segment:
Operation and maintenance services (1)	$53,944	$57,123
Part sales (2)	49,721	43,928
Other services (1)	25,552	19,625
Total aftermarket services	$129,217	$120,676

Product Sales Segment:
Compression equipment (1)	$539,897	$476,480
Processing and treating equipment (1)	257,477	368,137
Production equipment (2)	2,458	18,932
Other product sales (1) (2)	20,265	15,658
Total product sales revenues	$820,097	$879,207

Total revenues	$1,317,440	$1,360,856

(1)	Revenue recognized over time.

(2)	Revenue recognized at a point in time.

	Year Ended December 31,
Revenue by Geographical Regions	2019	2018
North America	$705,484	$858,934
Latin America	246,290	274,414
Middle East and Africa	319,866	163,093
Asia Pacific	45,800	64,415
Total revenues	$1,317,440	$1,360,856

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

Contract Operations Segment

In our contract operations business, we provide compression and processing and treating services through the operation of our natural gas compression equipment and crude oil and natural gas production and process equipment for our customers. In addition to these services, we also offer water treatment and power solutions to our customers on a stand-alone basis or integrated into our natural gas compression or crude oil production and processing solutions. Our services include the provision of personnel, equipment, tools, materials and supplies to meet our customers’ natural gas compression, oil and natural gas production and processing service needs and water treatment service needs. Activities we may perform in meeting our customers’ needs include engineering, designing, sourcing, constructing, installing, operating, servicing, repairing, maintaining and demobilizing equipment owned by us necessary to provide these services. Contract operations services represent a series of distinct monthly services that are substantially the same, with the same pattern of transfer to the customer. Because our customers benefit equally throughout the service period and our efforts in providing contract operations services are incurred relatively evenly over the period of performance, revenue is recognized over time using a time based measure as we provide our services to the customer. Our contracts generally require customers to pay a monthly service fee, which may contain variable consideration such as production or volume based fees, guaranteed run rates, performance bonuses or penalties, liquidated damages and standby fees. Variable considerations included in our contracts are typically resolved on a monthly basis, and as such, variable considerations included in our contracts are generally allocated to each distinct month in the series within the contract. In addition, our contracts may include billings prior to or after the performance of our contract operations services that are not considered distinct within the context of our contracts, such as mobilization and demobilization revenue. Consideration that does not relate to a distinct good or service are allocated to the contract operations services performance obligation and recognized as revenue on a straight-line basis over the contract term.

We generally enter into contracts with our contract operations customers with initial terms ranging between three to 12 years. In many instances, we are able to renew those contracts prior to the expiration of the initial term and in other instances, we may sell the underlying assets to our customers pursuant to purchase options or negotiated sale agreements. As of December 31, 2019, we had contract operations services contracts with unsatisfied performance obligations (commonly referred to as backlog) extending through the year 2029. The total aggregate transaction price allocated to the unsatisfied performance obligations as of December 31, 2019 was approximately $1.3 billion, of which approximately $268 million is expected to be recognized in 2020, $232 million is expected to be recognized in 2021, $182 million is expected to be recognized in 2022, $153 million is expected to be recognized in 2023 and $118 million is expected to be recognized in 2024. These amounts do not include anticipated contract renewals. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past.

If the primary component of our contract operations contracts is the lease component, the contracts are accounted for as operating leases. For these contracts, revenues are recognized on a straight-line basis. As of December 31, 2019, the total value of our contract operations backlog accounted for as operating leases was approximately $185 million, of which $35 million is expected to be recognized in 2020, $45 million is expected to be recognized in 2021, $44 million is expected to be recognized in 2022, $44 million is expected to be recognized in 2023 and $17 million is expected to be recognized in 2024. Contract operations revenues recognized as operating leases for the year ended December 31, 2019 was approximately $54 million.

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

Product Sales Segment

In our product sales segment, we design, engineer, manufacture, install and sell natural gas compression packages as well as equipment used in the treating and processing of crude oil, natural gas and water primarily to major and independent oil and natural gas producers as well as national oil and natural gas companies around the world.

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

Production equipment: In June 2018, we completed the sale of our North America production equipment assets (“PEQ assets”), which included $12.0 million in unsatisfied performance obligations. See Note 13 for further details on the sale of our PEQ assets. In North America, we previously manufactured standard production equipment used for processing wellhead production from onshore or shallow-water offshore platform production. The manufacturing of production equipment generally represented a single performance obligation within the context of the contract. We recognized revenue from the sale of production equipment at a point in time following the transfer of control of the equipment to the customer, which typically occurred upon completion of the manufactured equipment, depending on the terms of the underlying contract. Our contracts generally required customers to pay a fixed fee upon completion.

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

As of December 31, 2019, the total aggregate transaction price allocated to the unsatisfied performance obligations for product sales contracts was approximately $278 million, of which approximately $266 million is expected to be recognized in 2020 and approximately $12 million is expected to be recognized in 2021. Our contracts are subject to cancellation or modification at the election of the customer; however, due to our enforceable right to payment for work performed, we have not been materially adversely affected by contract cancellations or modifications in the past.

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

Contract Assets and Contract Liabilities

The following table provides information about accounts receivables, net, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31,
	2019	2018
Accounts receivables, net	$202,337	$248,467
Contract assets and contract liabilities:
Current contract assets	46,537	91,602
Long-term contract assets	16,280	5,430
Current contract liabilities	82,854	153,483
Long-term contract liabilities	156,262	101,363

Accounts receivables are recorded when the right to consideration becomes unconditional. Our contract assets include amounts related to revenue that has been recognized in advance of billing the customer. The contract assets in our balance sheets include costs and estimated earnings in excess of billings and unbilled receivables. When we receive consideration, or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of the contract, we record a contract liability. Our contract liabilities include payments received in advance of performance under the contract. The contract liabilities in our balance sheets include billings in excess of costs and estimated earnings and deferred revenue. Billings in excess of costs and estimated earnings primarily relate to billings that have not been recognized as revenue on product sales jobs where the transfer of control to the customer occurs over time. Deferred revenue is primarily comprised of upfront billings on contract operations jobs and billings related to product sales jobs that have not begun where revenue is recognized over time. Upfront payments received from customers on contract operations jobs are generally deferred and amortized over the contract term as we perform our services and the customer receives and consumes the benefits of the services we provide. Contract assets and liabilities are reported in our balance sheets on a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.

During the year ended December 31, 2019, revenue recognized from contract operations services included $25.0 million of revenue deferred in previous periods. Revenue recognized during the year ended December 31, 2019 from product sales performance obligations partially satisfied in previous periods was $544.1 million, of which $104.1 million was included in billings in excess of costs at the beginning of the period. The decreases in current contract assets and current contract liabilities during the year ended December 31, 2019 were primarily driven by the progression of product sales projects and the timing of milestone billings in the Middle East and Africa region and in the North America region. The increase in long-term contract liabilities during the year ended December 31, 2019 was primarily driven by advanced billings to contract operations customers in the Latin America region.

Costs to Fulfill a Contract

We capitalize costs incurred to fulfill our revenue contracts that (i) relate directly to the contract (ii) are expected to generate resources that will be used to satisfy the performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. As of December 31, 2019 and 2018, we had capitalized fulfillment costs of $13.9 million and $6.6 million, respectively, related to contractual obligations incurred at the completion of the commissioning phase and prior to providing services on contracts within our contract operations segment. Contract fulfillment costs are expensed to cost of sales as we satisfy our performance obligations by transferring contract operations services to the customer. Capitalized fulfillment costs are included in intangible and other assets, net, in the balance sheets.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain commissions paid to internal sales representatives and third party agents meet the requirements to be capitalized. The amount capitalized for incremental costs to obtain contracts as of December 31, 2019 and 2018 was $4.9 million and $6.7 million, respectively. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract. Capitalized costs to obtain a contract are included in intangible and other assets, net, in the balance sheets and are amortized to selling, general and administrative expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. During the years ended December 31, 2019 and 2018, we recorded amortization expense for capitalized costs to obtain a contract of $0.9 million and $1.4 million, respectively.

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

Note 4. Leases

As discussed in Note 2, on January 1, 2019, we adopted ASC 842 retrospectively through a cumulative-effect adjustment as permitted under the specific transitional provisions in ASC 842. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported under the accounting standards in effect for the prior period.

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

Our lease agreements are negotiated on an individual basis and contain a variety of different terms and conditions. They generally do not contain any material residual value guarantees or material restrictive covenants. Certain lease agreements include rental payments adjusted periodically for inflation. Additionally, some of our leases include one or more options to renew, with renewal terms that can extend the lease term from one month to 10 years. Options to renew our lease terms are included in determining the right-of-use asset and lease liability when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. During the year ended December 31, 2019, we recorded expenses of $9.0 million for our operating leases, of which $1.0 million of expenses related to operating leases with initial terms of 12 months or less. We do not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. As of December 31, 2019, the weighted average remaining lease term and weighted average discount rate applied for our operating leases were nine years and 7%, respectively.

As of December 31, 2019, our lease assets and lease liabilities consisted of the following (in thousands):

Leases	Classification	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$26,783

Liabilities
Operating - current	Current operating lease liabilities	$6,268
Operating - noncurrent	Long-term operating lease liabilities	30,958
Total lease liabilities		$37,226

As of December 31, 2019, maturities of our operating lease liabilities consisted of the following (in thousands):

Maturity of Operating Lease Liabilities	December 31, 2019
2020	$7,154
2021	6,945
2022	5,931
2023	5,147
2024	4,502
Thereafter	21,930
Total lease payments	51,609
Less: Imputed interest	(14,383)
Present value of lease liabilities	$37,226

As of December 31, 2018, commitments for future minimum rental payments with terms in excess of one year were as follows (in thousands):

Future Minimum Rental Payments	December 31, 2018
2019	$6,076
2020	5,929
2021	4,583
2022	3,756
2023	3,038
Thereafter	11,615
Total lease payments	$34,997

The following table provides supplemental cash flow information related to leases for the year ended December 31, 2019 (in thousands):

Cash Flow Information	Classification	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	Net cash provided by operating activities	$2,134
Leased assets obtained in exchange for new operating lease liabilities	Non-cash	12,507

Note 5. Discontinued Operations

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

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received an initial payment of $176.7 million in cash at closing, of which we remitted $50.0 million to repay the amount we collected in January 2010 under the terms of an insurance policy we maintained for the risk of expropriation. We received installment payments, including an annual charge, totaling $19.8 million and $19.7 million during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2019, we have received all payments from PDVSA Gas. We recognized payments received as income from discontinued operations in the periods such payments were received. The proceeds from the sale of the assets were not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements.

In accordance with the separation and distribution agreement from the Spin-off, a subsidiary of Archrock has the right to receive payments from our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”), based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our previously nationalized assets promptly after such amounts are collected by our subsidiaries. Pursuant to the separation and distribution agreement, we transferred cash of $18.7 million and $19.7 million to Archrock during the years ended December 31, 2018 and 2017, respectively. The transfers of cash were recognized as reductions to additional paid-in capital in our financial statements.

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

The following table summarizes the operating results of discontinued operations (in thousands):

	Years Ended December 31,
	2019			2018			2017
		Belleli			Belleli			Belleli
	Venezuela	EPC	Total	Venezuela	EPC	Total	Venezuela	EPC	Total
Revenue	$—	$394	$394	$—	$16,274	$16,274	$—	$72,693	$72,693
Cost of sales (excluding depreciation and amortization expense)	—	(1,073)	(1,073)	—	10,271	10,271	—	41,329	41,329
Selling, general and administrative	188	1,176	1,364	131	1,652	1,783	131	5,262	5,393
Depreciation and amortization	—	—	—	—	480	480	—	5,653	5,653
Recovery attributable to expropriation	—	—	—	(16,564)	—	(16,564)	(16,514)	—	(16,514)
Restructuring related recoveries, net	—	—	—	—	—	—	—	(439)	(439)
Other (income) expense, net	1	(353)	(352)	(3,249)	(1,342)	(4,591)	(3,157)	539	(2,618)
Provision for (benefit from) income taxes	—	(6,031)	(6,031)	—	433	433	—	153	153
Income (loss) from discontinued operations, net of tax	$(189)	$6,675	$6,486	$19,682	$4,780	$24,462	$19,540	$20,196	$39,736

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	December 31, 2019	December 31, 2018
	Belleli EPC	Venezuela	Belleli EPC	Total
Cash	$—	$3	$—	$3
Accounts receivable	3,990	—	11,509	11,509
Contract assets	46	—	—	—
Other current assets	296	7	86	93
Total current assets associated with discontinued operations	4,332	10	11,595	11,605
Property, plant and equipment, net	—	—	28	28
Intangible and other assets, net	2,970	—	1,633	1,633
Total assets associated with discontinued operations	$7,302	$10	$13,256	$13,266

Accounts payable	$1,503	$—	$4,382	$4,382
Accrued liabilities	5,959	12	7,831	7,843
Contract liabilities	2,536	—	2,542	2,542
Total current liabilities associated with discontinued operations	9,998	12	14,755	14,767
Other long-term liabilities	758	—	5,914	5,914
Total liabilities associated with discontinued operations	$10,756	$12	$20,669	$20,681

Note 6. Inventory, Net

Inventory, net of reserves, consisted of the following amounts (in thousands):

	December 31,
	2019	2018
Parts and supplies	$92,005	$92,016
Work in progress	44,565	49,547
Finished goods	6,968	9,126
Inventory, net	$143,538	$150,689

During the years ended December 31, 2019, 2018 and 2017, we recorded $1.7 million, $0.1 million and $1.3 million, respectively, in inventory write-downs and reserves for obsolete or slow moving inventory. As of December 31, 2019 and 2018, we had inventory reserves of $10.1 million and $10.0 million, respectively.

Note 7. Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31,
	2019	2018
Compression equipment, processing facilities and other contract operations assets	$1,607,769	$1,713,153
Land and buildings	67,187	101,571
Transportation and shop equipment	59,693	82,960
Computer software	51,663	54,572
Other	38,111	47,210
	1,824,423	1,999,466
Accumulated depreciation	(980,013)	(1,097,889)
Property, plant and equipment, net	$844,410	$901,577

Depreciation expense was $156.4 million, $118.9 million and $105.0 million during the years ended December 31, 2019, 2018 and 2017, respectively. Assets under construction of $86.1 million and $237.7 million as of December 31, 2019 and 2018, respectively, were primarily related to our contract operations business. During the years ended December 31, 2019, 2018 and 2017, we capitalized $2.7 million, $9.9 million and $3.4 million of interest related to construction in process, respectively.

Note 8. Intangible and Other Assets, Net

Intangible and other assets, net, consisted of the following (in thousands):

	December 31,
	2019	2018
Intangible assets, net	$5,643	$8,174
Deferred financing costs	5,740	7,237
Long-term non-income tax receivable	8,532	8,621
Long-term income tax credits	1,994	2,412
Long-term notes receivable	16,145	20,399
Long-term deposits	14,560	13,492
Long-term contract assets	16,280	5,430
Contract fulfillment costs	13,907	6,580
Contract obtainment costs	4,865	6,739
Other	5,634	7,287
Intangibles and other assets, net	$93,300	$86,371

Intangible assets and deferred financing costs consisted of the following (in thousands):

	December 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred financing costs (1)	$13,164	$(7,424)	$13,164	$(5,927)
Marketing related (20 year life)	566	(566)	542	(542)
Customer related (17-20 year life)	40,608	(35,934)	75,331	(68,423)
Technology based (20 year life)	3,291	(3,291)	3,153	(3,153)
Contract based (2-11 year life)	45,092	(44,123)	45,059	(43,793)
Intangible assets and deferred financing costs	$102,721	$(91,338)	$137,249	$(121,838)

(1)	Represents debt issuance costs relating to our revolving credit facility. See Note 11 for further discussion regarding our revolving credit facility.

Amortization of deferred financing costs related to our revolving credit facility totaled $1.5 million, $2.3 million and $1.7 million during the years ended December 31, 2019, 2018 and 2017, respectively, and was recorded to interest expense in our statements of operations. Amortization of intangible assets totaled $2.0 million, $2.4 million and $2.8 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2020	$1,615
2021	1,320
2022	952
2023	805
2024	682
Thereafter	269
Total	$5,643

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

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received an initial payment of $37.6 million in March 2012. As of December 31, 2019, the remaining principal amount due to us was approximately $4 million. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize payments received in the future as equity in income of non-consolidated affiliates in our statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets. The arbitration proceeding has since been dismissed, and the principal amount due to us remains outstanding.

In accordance with the separation and distribution agreement, a subsidiary of Archrock has the right to receive payments from EESLP based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries.

Note 10. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued salaries and other benefits	$39,786	$46,836
Accrued income and other taxes	23,803	31,862
Accrued demobilization costs	13,348	14,839
Accrued warranty expense	2,731	2,191
Accrued interest	5,857	5,778
Accrued other liabilities	18,556	21,829
Accrued liabilities	$104,081	$123,335

Our warranty expense was $3.0 million, $1.9 million and $1.9 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Note 11. Debt

Debt consisted of the following (in thousands):

	December 31,
	2019	2018
Revolving credit facility due October 2023	$74,000	$35,000
8.125% senior notes due May 2025	375,000	375,000
Other debt	237	687
Unamortized deferred financing costs of 8.125% senior notes	(5,413)	(6,428)
Total debt	443,824	404,259
Less: Amounts due within one year (1)	(237)	(449)
Long- term debt	$443,587	$403,810

(1)	Short-term debt and the current portion of long-term debt are included in accrued liabilities in our balance sheets.

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

As of December 31, 2019, we had $74.0 million in outstanding borrowings and $24.2 million in outstanding letters of credit under our revolving credit facility. At December 31, 2019, taking into account guarantees through outstanding letters of credit, we had undrawn capacity of $601.8 million under our revolving credit facility. Our Amended Credit Agreement limits our senior secured leverage ratio (as defined in the Amended Credit Agreement) on the last day of the fiscal quarter to no greater than 2.75 to 1.0. As a result of this limitation, $513.3 million of the $601.8 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of December 31, 2019.

Revolving borrowings under the Amended Credit Agreement bear interest at a rate equal to, at our option, either the Base Rate or LIBOR (or EURIBOR, in the case of Euro-denominated borrowings) plus the applicable margin. “Base Rate” means the greatest of (a) the prime rate, (b) the federal funds effective rate plus 0.50% and (c) one-month LIBOR plus 1.00%. The applicable margin for revolving borrowings varies (i) in the case of LIBOR and EURIBOR loans, from 1.75% to 2.75% and (ii) in the case of Base Rate loans, from 0.75% to 1.75%, and in each case will be determined based on a total leverage ratio pricing grid. The weighted average annual interest rate on outstanding borrowings under the revolving credit facility at December 31, 2019 was 4.6%.

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

Unamortized Debt Financing Costs

In connection with the issuance of the 2017 Notes, we incurred transaction costs of $7.9 million related to the issuance of the 2017 Notes. These costs are presented as a direct deduction from the carrying value of the 2017 Notes and are being amortized over the term of the 2017 Notes. Amortization of deferred financing costs relating to the 2017 Notes totaled $1.0 million, $1.0 million and $0.7 million during the years ended December 31, 2019, 2018 and 2017, respectively, and was recorded to interest expense in our statements of operations. Amortization of deferred financing costs relating to the term loan facility totaled $2.4 million during the year ended December 31, 2017 and was recorded to interest expense in our statements of operations. During the year ended December 31, 2018, we incurred transaction costs of approximately $4.8 million related to our revolving credit facility. Debt issuance costs relating to our revolving credit facility are included in intangible and other assets, net, and are being amortized over the term of the facility. See Note 8 for further discussion regarding the amortization of deferred financing costs related to our revolving credit facility.

Debt Compliance

The Amended Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Amended Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Amended Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Amended Credit Agreement) of 2.75 to 1.00. As of December 31, 2019, we were in compliance with all financial covenants under the Amended Credit Agreement.

Debt Maturity Schedule

Contractual maturities of debt (excluding interest to be accrued thereon) at December 31, 2019 are as follows (in thousands):

December 31, 2019
2020	$237
2021	—
2022	—
2023	74,000
2024	—
Thereafter	375,000
Total debt (1)	$449,237

(1)	This amount includes the full face value of the 2017 Notes and does not include unamortized debt financing costs of $5.4 million as of December 31, 2019.
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

Nonrecurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019			December 31, 2018
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets (1)	$—	$—	$21,565	$—	$—	$550
Impaired assets—assets held for sale (2)	—	—	624	—	—	—
Long-term note receivable (3)	—	—	15,312	—	—	14,573

(1)
Our estimate of the fair value of the impaired long-lived assets as of December 31, 2019 and 2018 were primarily based on the expected net sale proceeds compared to other fleet units we sold and/or our estimate of fair value based on offers to purchase such assets.

(2)	Our estimate of the fair value of the impaired assets, which were classified as held for sale as of December 31, 2019, was based on the expected net proceeds from the sale of the assets.

(3)	Our estimate of the fair value of a note receivable was discounted based on a settlement period of eight years and a discount rate of 5.2%.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables and debt. At December 31, 2019 and 2018, the estimated fair values of cash, restricted cash, receivables and payables approximated their carrying amounts as reflected in our balance sheets due to the short-term nature of these financial instruments.

The fair value of the 2017 Notes was estimated based on model derived calculations using market yields observed in active markets, which are Level 2 inputs. As of December 31, 2019 and 2018, the carrying amount of the 2017 Notes, excluding unamortized deferred financing costs, of $375.0 million was estimated to have a fair value of $371.0 million and $362.0 million, respectively. Due to the variable rate nature of our revolving credit facility, the carrying value as of December 31, 2019 approximated the fair value as the rate was comparable to the then-current market rate at which debt with similar terms could have been obtained.

Note 13. Impairments

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the year ended December 31, 2019, in an effort to generate cash from idle assets and reduce holding costs, we reviewed the future deployment of our idle assets used in our contract operations segment for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that certain idle compressor units and other assets would be retired from future service. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $52.6 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value or scrap value of each compressor unit. As of December 31, 2019, $0.6 million related to these units was included in assets held for sale on our consolidated balance sheet.

In addition, in connection with our review of options for our U.S. compression fabrication business within our product sales segment, we reviewed the assets in this business compared to our estimate of future cash flows and recorded a $21.1 million impairment charge to adjust the carrying value to our estimate of fair market value.

In the fourth quarter of 2019, we also evaluated other assets for impairment and recorded an impairment of $0.7 million on these assets.

During the year ended December 31, 2018, we evaluated for impairment idle units that had been previously culled from our fleet and are available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain units. This resulted in an additional impairment of $2.1 million to reduce the book value of each unit to its estimated fair value during the year ended December 31, 2018. During the year ended December 31, 2017, we determined that one idle compressor unit would be retired from the active fleet. The retirement of this unit from the active fleet triggered a review of the active fleet for impairment, and as a result, we recorded an impairment of $0.6 million to reduce the book value of the unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we sold and/or a review of other units offered for sale by third parties during that time or the estimated component value of the equipment on each compressor unit that we planned to use at that time.

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

Note 14. Restatement Related Charges (Recoveries), Net

During the first quarter of 2016, our senior management identified errors relating to the application of percentage-of-completion accounting principles to specific Belleli EPC product sales projects. As a result, the Audit Committee of the Company’s Board of Directors initiated an internal investigation, including the use of services of a forensic accounting firm. Management also engaged a consulting firm to assist in accounting analysis and compilation of restatement adjustments. We incurred restatement related charges of $0.1 million, $0.9 million and $6.2 million during the years ended December 31, 2019, 2018 and 2017, respectively. The costs incurred were external costs associated with an SEC investigation and remediation activities related to the restatement of our financial statements. We recorded recoveries from Archrock pursuant to the separation and distribution agreement for previously incurred restatement related costs of $1.2 million and $2.8 million during the years ended December 31, 2018 and 2017, respectively. On April 8, 2019, the SEC provided written notice to us stating that based on the information they have as of this date, they have concluded their investigation and do not intend to recommend enforcement action against us in connection with this matter.

The following table summarizes the components of charges included in restatement related charges (recoveries), net, in our statements of operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
External accounting costs	$—	$—	$1,071
External legal costs	48	531	4,396
Other	—	413	753
Recoveries from Archrock	—	(1,220)	(2,801)
Total restatement related charges (recoveries), net	$48	$(276)	$3,419

Note 15. Restructuring and Other Charges

The energy industry’s focus on capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the second quarter of 2019, we began the consolidation of two of our manufacturing facilities located in Houston, Texas into one facility and announced a cost reduction plan primarily focused on workforce reductions. We incurred restructuring and other charges associated with these activities of $8.4 million for the year ended December 31, 2019. These charges are reflected as restructuring and other charges in our statements of operations and accrued liabilities on our balance sheets. We expect to settle these charges within the next twelve months in cash.

In the second quarter of 2018, we initiated a relocation plan in the North America region to better align our contract operations business with our customers. As a result of this plan, during the years ended December 31, 2019 and 2018, we incurred restructuring and other charges of $0.3 million and $2.0 million, respectively. The charges incurred in conjunction with this relocation plan are included in restructuring and other charges in our statements of operations. In the second quarter of 2019, we completed restructuring activities related to the relocation plan.

In connection with the Spin-off, we incurred restructuring and other charges of $0.6 million during the year ended December 31, 2017 primarily related to retention awards to certain employees which were amortized over the required service period of each applicable employee. Additionally, we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain facilities in the second quarter of 2015. We incurred restructuring and other charges associated with the cost reduction plan of $2.6 million during the year ended December 31, 2017. Cost incurred for employee termination benefits during the year ended December 31, 2017 were $2.1 million. In 2017, we completed restructuring activities related to the Spin-off and cost reduction plan.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the years ended December 31, 2018 and 2019 (in thousands):

	2019 Cost	2015 Cost
	Reduction Plan	Reduction Plan	Relocation Plan	Total
Beginning balance at January 1, 2018	$—	$612	$—	$612
Additions for costs expensed	—	—	1,997	1,997
Reductions for payments	—	(612)	(1,688)	(2,300)
Ending balance at December 31, 2018	—	—	309	309
Additions for costs expensed	8,419	—	293	8,712
Reductions for payments	(6,049)	—	(602)	(6,651)
Foreign exchange impact	(89)	—	—	(89)
Ending balance at December 31, 2019	$2,281	$—	$—	$2,281

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Retention awards to certain employees	$—	$—	$599
Employee termination benefits	7,036	910	2,100
Relocation costs	1,035	1,087	—
Other	641	—	490
Total restructuring and other charges	$8,712	$1,997	$3,189

The following table summarizes the components of charges included in restructuring and other charges incurred since the announcement of the cost reduction plan in the second quarter of 2019 (in thousands):

Total
Employee termination benefits	$7,036
Relocation costs	742
Other	641
Total restructuring and other charges	$8,419

Note 16. Provision for Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
United States	$(86,918)	$(6,899)	$(43,403)
Foreign	3,345	46,724	60,242
Income (loss) before income taxes	$(83,573)	$39,825	$16,839

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current tax provision (benefit):
U.S. federal	$(534)	$769	$—
State	228	258	250
Foreign	35,603	36,869	25,638
Total current	35,297	37,896	25,888
Deferred tax provision (benefit):
U.S. federal	1,673	242	(5,102)
State	(61)	(71)	(15)
Foreign	(11,619)	1,366	1,924
Total deferred	(10,007)	1,537	(3,193)
Provision for income taxes	$25,290	$39,433	$22,695

The provision for income taxes for 2019, 2018 and 2017 resulted in effective tax rates on continuing operations of (30.3)%, 99.0% and 134.8%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Income taxes at U.S. federal statutory rate of 21% (35% for 2017)	$(17,550)	$8,363	$5,894
Brazil PRT/PERT programs	—	—	(15,148)
Unrecognized tax benefits	529	9,496	3,332
Change in valuation allowances	13,982	(18,973)	(48,059)
Nondeductible expenses	5,004	4,340	4,517
Capital contributions and distributions related to Spin-off	52	(352)	(1,084)
Impact of Tax Reform	—	873	25,578
Foreign tax rate differential	(9,378)	(1,854)	(3,261)
Deferred tax adjustments	4,844	1,112	39,067
Foreign exchange differences	13,821	14,835	7,606
Withholding tax, net of U.S. benefit	5,491	14,825	501
Deemed and actual distributions	4,873	1,742	2,214
Other	3,622	5,026	1,538
Provision for income taxes	$25,290	$39,433	$22,695

Tax legislation enacted and signed into law in 2017 in the U.S. and in Argentina resulted in changes to the statutory tax rates at which certain deferred tax assets and liabilities are recorded. In 2017, these rate changes resulted in reconciling items between income tax recorded at the U.S. statutory rate and the company’s provision for income taxes of $15.5 million and $(3.1) million, for the U.S. and Argentina, respectively. In the U.S., the valuation allowance that had been previously recorded was reduced as a result of the U.S. statutory rate changes.

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

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$71,598	$68,377
Foreign tax credit carryforwards	81,759	81,759
Research and development credit carryforwards	31,251	31,251
Alternative minimum tax credit carryforwards	2,943	5,493
Deferred revenue	46,137	25,858
Accrued liabilities	13,094	7,672
Other	33,758	32,079
Subtotal	280,540	252,489
Valuation allowances	(213,034)	(200,105)
Total deferred tax assets	67,506	52,384
Deferred tax liabilities:
Property, plant and equipment	(42,566)	(28,413)
Other	(11,939)	(18,606)
Total deferred tax liabilities	(54,505)	(47,019)
Net deferred tax assets	$13,001	$5,365

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

At December 31, 2019, we had U.S. federal net operating loss carryforwards of approximately $68.1 million that are available to offset future taxable income. If not used, the carryforwards begin to expire in 2036. We also had approximately $177.9 million of net operating loss carryforwards in certain foreign jurisdictions (excluding discontinued operations), approximately $105.9 million of which has no expiration date, $17.0 million of which is subject to expiration from 2020 to 2024, and the remainder of which expires in future years through 2039. Foreign tax credit carryforwards of $81.8 million, research and development credits carryforwards of $31.3 million and alternative minimum tax credit carryforwards of $2.9 million are available to offset future payments of U.S. federal income tax. The foreign tax credits will expire in varying amounts beginning in 2020 and research and development credits will expire in varying amounts beginning in 2028. The U.S. corporate alternative minimum tax (“AMT”) has been repealed for tax years beginning after December 31, 2017. Companies with AMT credits that have not been utilized may claim a refund in future years for those credits even when no income tax liability exists. We expect our existing AMT credits to be fully utilized or refunded by 2021.

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

Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), utilization of loss carryforwards and credit carryforwards, such as foreign tax credits, will be subject to annual limitations due to the historical ownership changes of both Hanover Compressor Company (“Hanover”) and Universal Compression Holdings, Inc. (“Universal”). In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The merger of Hanover and Universal to form Archrock (formerly Exterran Holdings, Inc.) in August 2007 resulted in such an ownership change for both Hanover and Universal. As of December 31, 2018, we had utilized all of the loss carryforwards subject to the Section 382 limitations.

We consider the earnings of many of our foreign subsidiaries to be indefinitely reinvested, and accordingly, as of December 31, 2019, we have not provided for taxes on approximately $404.9 million of cumulative undistributed foreign earnings. If we were to make a distribution from the unremitted earnings of these subsidiaries, we could be subject to taxes payable to various jurisdictions. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences is not practicable. If our expectations were to change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated statement of financial position, results of operations or cash flows.

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

The GILTI provisions require us to include foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets in our U.S. income tax return. We have made an accounting policy choice to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”). For the years ended December 31, 2019 and 2018, the GILTI tax provisions did not have a material impact on our provision for income taxes.

The BEAT provisions eliminate the deduction of certain base-erosion payments made to related foreign corporations beginning in 2018, and impose a minimum tax if greater than regular tax. The BEAT tax provisions did not have an impact for the year ended December 31, 2019 but resulted in a $0.4 million charge to our provision for income taxes for the year ended December 31, 2018.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including discontinued operations) is shown below (in thousands):

	Years Ended December 31,
	2019	2018	2017
Beginning balance	$27,783	$20,548	$18,237
Additions based on tax positions related to prior years	142	2,542	2,034
Additions based on tax positions related to current year	1,648	9,983	1,686
Reductions based on settlement with government authority	(5,086)	(1,391)	(241)
Reductions based on lapse of statute of limitations	(1,148)	(1,997)	(378)
Reductions based on tax positions related to prior years	—	(1,902)	(790)
Ending balance	$23,339	$27,783	$20,548

We had $23.3 million, $27.8 million and $20.5 million of unrecognized tax benefits at December 31, 2019, 2018 and 2017, respectively, which if recognized, would affect the effective tax rate (except for amounts that would be reflected in income (loss) from discontinued operations, net of tax). We also have recorded $2.3 million, $4.7 million and $4.3 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions (including discontinued operations) as of December 31, 2019, 2018 and 2017, respectively. To the extent interest and penalties are not assessed with respect to unrecognized tax benefits, amounts accrued will be reduced and reflected as reductions in income tax expense.

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

We are subject to examination by taxing authorities throughout the world, including the U.S. and major foreign jurisdictions such as Argentina, Brazil and Mexico. With few exceptions, we and our subsidiaries are no longer subject to foreign income tax examinations for tax years before 2006. Several domestic and foreign audits are currently in progress and we do not expect any tax adjustments that would have a material impact on our financial position or results of operations.

We believe it is reasonably possible that a decrease of up to approximately $1 million in unrecognized tax benefits may be necessary on or before December 31, 2020 due to the cash and non-cash settlement of audits and the expiration of statutes of limitations. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from these estimates.

Note 17. Stockholders’ Equity

Preferred Stock

We have authorized 50.0 million shares of preferred stock, $0.01 par value per share, none of which was issued and outstanding at December 31, 2019. Our board of directors is authorized to determine the rights, preferences, and restrictions on any series of preferred stock that we may issue.

Common Stock

We have authorized 250.0 million shares of common stock, $0.01 par value per share, of which 37,508,286 and 33,040,686 shares are issued and outstanding at December 31, 2019, respectively. Each share of common stock is entitled to a single vote. We have not declared or paid any dividends through December 31, 2019.

Share Repurchase Program

On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the year ended December 31, 2019, we repurchased 3,495,448 shares of our common stock for $42.3 million in connection with our share repurchase program. As of December 31, 2019, the remaining authorized repurchase amount under the share repurchase program was $57.7 million. Additionally, treasury stock purchased during the years ended December 31, 2019 and 2018 included shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards.

Additional paid-in capital

Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our and our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries. Pursuant to the separation and distribution agreement, we transferred cash of $18.7 million and $19.7 million to Archrock during the years ended December 31, 2018 and 2017, respectively. The transfers of cash were recognized as reductions to additional paid-in capital in our financial statements. Additionally, during the year ended December 31, 2017 we transferred cash of $25.0 million to Archrock in satisfaction of EESLP’s obligation to pay that sum following the occurrence of a qualified capital raise as required under the separation and distribution agreement.

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in stockholders’ equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income consists of foreign currency translation adjustments.

The following table presents the changes in accumulated other comprehensive income, net of tax, during the years ended December 31, 2017, 2018 and 2019 (in thousands):

Foreign Currency Translation Adjustment
Accumulated other comprehensive income, January 1, 2017	$47,508
Loss recognized in other comprehensive income (loss)	(1,801)
Accumulated other comprehensive income, December 31, 2017	45,707
Loss recognized in other comprehensive income (loss)	(7,476)
Accumulated other comprehensive income, December 31, 2018	38,231
Loss recognized in other comprehensive income (loss)	(2,885)
Accumulated other comprehensive income, December 31, 2019	$35,346

Note 18. Stock-Based Compensation and Awards

Stock Incentive Plan

On October 30, 2015, our compensation committee and board of directors each approved the Exterran Corporation 2015 Stock Incentive Plan (the “2015 Plan”) to provide for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and dividend equivalents rights to employees, directors and consultants of Exterran Corporation. The 2015 Plan became effective on November 1, 2015. The maximum aggregate number of shares of our common stock that may be issued under the 2015 Plan is 3,000,000 shares, of which 812,859 shares were available to be issued under the plan as of December 31, 2019. Awards granted under the 2015 Plan that are subsequently cancelled, terminated or forfeited are available for future grant.

Directors’ Stock and Deferral Plan

On October 30, 2015, our compensation committee and board of directors each approved the Exterran Corporation 2015 Directors’ Stock and Deferral Plan (the “Director Plan”). Under the Director Plan, which became effective on October 30, 2015, members of our board of directors may elect, on an annual basis, to receive 25%, 50%, 75% or 100% of their retainer and meeting fees (the “Retainer Fees”) in shares of our common stock in lieu of cash. The number of shares of our common stock issued to each director who elects to have a portion of their Retainer Fees paid in shares in lieu of cash is determined by dividing the applicable dollar amount of such portion by the closing sales price per share of our common stock on the last trading day of the quarter. Any portion of the Retainer Fees paid in cash will be paid to the director following the close of the calendar quarter for which such Retainer Fees were earned. Under the Director Plan, members of the board of directors who elect to receive the Retainer Fees in the form of shares may also elect to defer the receipt of the Retainer Fees until a later date. The maximum aggregate number of shares of our common stock that may be issued under the Director Plan is 125,000 shares, of which 44,655 shares were available to be issued under the plan as of December 31, 2019. The board of directors will administer the Director Plan and has the authority to make certain equitable adjustments under the Director Plan in the event of certain corporate transactions.

Stock-based compensation expense relates to awards to employees, directors and consultants of Exterran Corporation. We account for forfeitures as they occur rather than applying an estimated forfeiture rate. The following table presents the stock-based compensation expense included in our results of operations (in thousands):

	Years Ended December 31,
	2019	2018	2017
Stock options	$—	$—	$21
Restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units	13,325	14,088	14,685
Restructuring and other charges—stock-based compensation expense	—	—	662
Total stock-based compensation expense	$13,325	$14,088	$15,368

Stock Options

Stock options are granted at fair market value at the grant date, are exercisable according to the vesting schedule established and generally expire no later than 10 years after the grant date. Stock options generally vest one-third per year on each of the first three anniversaries of the grant date. There were no stock options granted during the years ended December 31, 2019, 2018 and 2017.

The table below presents the changes in stock option awards for our common stock during the year ended December 31, 2019.

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2019	74	$25.81
Granted	—	—
Exercised	—	—
Cancelled	(5)	32.49
Options outstanding, December 31, 2019	69	25.33	0.6	$—
Options exercisable, December 31, 2019	69	25.33	0.6	—

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

The table below presents the changes in restricted stock, restricted stock units and performance units for our common stock during the year ended December 31, 2019.

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2019	1,044	$25.89
Granted	837	16.80
Vested	(541)	23.24
Cancelled (1)	(498)	18.74
Non-vested awards, December 31, 2019	842	22.79

(1)	During the year ended December 31, 2019, 318,216 performance units were cancelled and presented within our balance sheets as liabilities due to their expected cash settlement.

As of December 31, 2019, we estimate $11.1 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance units issued to our employees to be recognized over the weighted-average vesting period of 1.5 years.

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

The following table presents a reconciliation of basic and diluted net income (loss) per common share for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share data):

	Years Ended December 31,
	2019	2018	2017
Numerator for basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$(108,863)	$392	$(5,856)
Income from discontinued operations, net of tax	6,486	24,462	39,736
Less: Net income attributable to participating securities	—	(641)	—
Net income (loss) — used in basic and diluted net income (loss) per common share	$(102,377)	$24,213	$33,880

Weighted average common shares outstanding including participating securities	35,040	36,371	35,961
Less: Weighted average participating securities outstanding	(757)	(938)	(1,002)
Weighted average common shares outstanding — used in basic net income (loss) per common share	34,283	35,433	34,959
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	56	*
Weighted average common shares outstanding — used in diluted net income (loss) per common share	34,283	35,489	34,959

Net income (loss) per common share:
Basic	$(2.99)	$0.68	$0.97
Diluted	$(2.99)	$0.68	$0.97

*	Excluded from diluted net income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable for the years ended December 31, 2019, 2018 and 2017 that were excluded from computing diluted net income (loss) per common share as their inclusion would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	70	35	43
On exercise of options and vesting of restricted stock units	—	—	81
Net dilutive potential common shares issuable	70	35	124

Note 20. Retirement Benefit Plan

Our 401(k) retirement plan provides for optional employee contributions for certain employees who are U.S. citizens up to the Internal Revenue Service limit and discretionary employer matching contributions. During the years ended December 31, 2019 and 2018, we made discretionary matching contributions to each participant’s account at a rate of (i) 100.0% of each participant’s first 2% of contributions plus (ii) 50% of each participant’s contributions up to the next 4% of eligible compensation. During the year ended December 31, 2017, we made discretionary matching contributions to each participant’s account at a rate of (i) 100% of each participant’s first 1% of contributions plus (ii) 50% of each participant’s contributions up to the next 5% of eligible compensation. Costs incurred for employer matching contributions of $3.3 million, $3.3 million and $2.4 million during the years ended December 31, 2019, 2018 and 2017, respectively, are presented as selling, general and administrative expense in our statements of operations.

Note 21. Commitments and Contingencies

Contingencies

Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas in respect of the sale of our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. As of December 31, 2019, the remaining principal amount due to us from PDVSA Gas in respect of the sale of our joint ventures’ previously nationalized assets was approximately $4 million. In subsequent periods, the recognition of a liability, if applicable, resulting from this contingency to Archrock is expected to impact equity, and as such, is not expected to have an impact on our statements of operations.

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of December 31, 2019 and 2018, we had accrued $3.7 million and $5.1 million, respectively, for the outcomes of non-income-based tax audits and had related indemnification receivables from Archrock of $1.5 million and $2.8 million, respectively. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income-based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

Contemporaneously with filing the Form 8-K on April 26, 2016, we self-reported the errors and possible irregularities at Belleli EPC to the SEC. On April 8, 2019, the SEC provided written notice to us stating that based on the information they have as of this date, they have concluded their investigation and do not intend to recommend enforcement action against us in connection with this matter.

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

During the year ended December 31, 2019, XTO Energy Inc. and Basrah Gas Company accounted for approximately 21% and 12% of our total revenue, respectively. During the year ended December 31, 2018, MPLX LP accounted for approximately 15% of our total revenue and during the year ended December 31, 2017, Archrock accounted for approximately 12% of our total revenue. No other customer accounted for more than 10% of our total revenue in 2019, 2018 and 2017.

The following table presents revenue and other financial information by reportable segment for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Contract Operations	Aftermarket Services	Product Sales	Reportable Segments Total	Other (1)	Total (2)
2019:
Revenue	$368,126	$129,217	$820,097	$1,317,440	$—	$1,317,440
Gross margin (3)	239,963	33,610	89,649	363,222	—	363,222
Total assets	816,625	26,456	142,461	985,542	425,160	1,410,702
Capital expenditures	176,663	386	12,562	189,611	3,663	193,274

2018:
Revenue	$360,973	$120,676	$879,207	$1,360,856	$—	$1,360,856
Gross margin (3)	238,835	31,010	113,583	383,428	—	383,428
Total assets	860,896	28,071	205,302	1,094,269	459,519	1,553,788
Capital expenditures	197,025	474	7,552	205,051	10,057	215,108

2017:
Revenue	$375,269	$107,063	$732,962	$1,215,294	$—	$1,215,294
Gross margin (3)	241,889	28,842	76,409	347,140	—	347,140
Total assets	783,340	22,882	139,454	945,676	487,680	1,433,356
Capital expenditures	123,842	339	2,712	126,893	4,780	131,673

(1)	Includes corporate related items.

(2)	Totals exclude assets, capital expenditures and the operating results of discontinued operations.

(3)	Gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense).

The following table presents assets from reportable segments reconciled to total assets as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Assets from reportable segments	$985,542	$1,094,269
Other assets (1)	425,160	459,519
Assets associated with discontinued operations	7,302	13,266
Total assets	$1,418,004	$1,567,054

(1)	Includes corporate related items.

The following tables present geographic data by country as of and for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Revenue:
U.S.	$631,524	$789,528	$648,290
Argentina	125,333	139,987	156,340
Brazil	74,017	94,619	98,419
Iraq	177,100	58,715	8,091
Mexico	73,945	68,745	75,388
Other international	235,521	209,262	228,766
Total	$1,317,440	$1,360,856	$1,215,294

	December 31,
	2019	2018	2017
Property, plant and equipment, net:
U.S.	$83,127	$112,420	$76,562
Argentina	178,006	197,669	219,840
Bolivia	141,776	81,957	42,598
Brazil	84,676	105,979	138,835
Mexico	68,142	121,312	148,405
Oman	201,880	174,165	110,115
Other international	86,803	108,075	85,924
Total	$844,410	$901,577	$822,279

The following table reconciles income (loss) before income taxes to total gross margin (in thousands):

	Years Ended December 31,
	2019	2018	2017
Income (loss) before income taxes	$(83,573)	$39,825	$16,839
Selling, general and administrative	164,314	178,401	176,318
Depreciation and amortization	162,557	123,922	107,824
Impairments	74,373	3,858	5,700
Restatement related charges (recoveries), net	48	(276)	3,419
Restructuring and other charges	8,712	1,997	3,189
Interest expense	38,620	29,217	34,826
Other (income) expense, net	(1,829)	6,484	(975)
Total gross margin	$363,222	$383,428	$347,140

Note 23. Selected Quarterly Financial Data (Unaudited)

In management’s opinion, the summarized quarterly financial data below (in thousands, except per share amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our financial position and results of operations for the respective periods.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2019:
Revenue	$351,446	$390,874	$302,431	$272,689
Gross profit (loss) (1)	59,020	59,352	46,823	(25,243)
Loss from continuing operations	(5,557)	(14,762)	(8,295)	(80,249)
Income (loss) from discontinued operations, net of tax	163	7,457	(1,546)	412
Net loss	(5,394)	(7,305)	(9,841)	(79,837)
Loss from continuing operations per common share:
Basic	$(0.16)	$(0.42)	$(0.25)	$(2.45)
Diluted	(0.16)	(0.42)	(0.25)	(2.45)
Net loss per common share:
Basic	$(0.15)	$(0.21)	$(0.29)	$(2.44)
Diluted	(0.15)	(0.21)	(0.29)	(2.44)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2018:
Revenue	$350,383	$343,471	$334,849	$332,153
Gross profit (1)	66,059	68,598	66,723	66,172
Income (loss) from continuing operations	3,938	(1,469)	3,196	(5,273)
Income from discontinued operations, net of tax	1,399	1,544	2,173	19,346
Net income	5,337	75	5,369	14,073
Income (loss) from continuing operations per common share:
Basic	$0.11	$(0.04)	$0.09	$(0.15)
Diluted	0.11	(0.04)	0.09	(0.15)
Net income per common share:
Basic	$0.15	$—	$0.15	$0.40
Diluted	0.15	—	0.15	0.40

(1)	Gross profit (loss) is defined as revenue less cost of sales, direct depreciation and amortization expense and direct impairment charges.

Additional Notes:

•
During the fourth quarter of 2018, we received an installment payment, including an annual charge, of $19.8 million from PDVSA Gas in respect to our Venezuelan subsidiary’s sale of its previously nationalized assets (see Note 5).

•	During the second quarter, third quarter and fourth quarter of 2019, we recorded impairment charges of $5.9 million, $3.0 million and $65.5 million, respectively (see Note 13).

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

Condensed Consolidating Balance Sheet
December 31, 2019
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
ASSETS

Cash and cash equivalents	$149	$643	$15,891	$—	$16,683
Restricted cash	—	—	19	—	19
Accounts receivable, net	—	57,831	144,506	—	202,337
Inventory, net	—	77,093	66,445	—	143,538
Contract assets	—	29,594	16,943	—	46,537
Intercompany receivables	—	224,680	399,645	(624,325)	—
Other current assets	—	10,472	12,005	—	22,477
Current assets associated with discontinued operations	—	—	4,332	—	4,332
Total current assets	149	400,313	659,786	(624,325)	435,923
Property, plant and equipment, net	—	196,693	647,717	—	844,410
Operating lease right-of-use assets	—	10,806	15,977	—	26,783
Investment in affiliates	456,420	855,145	(398,725)	(912,840)	—
Deferred income taxes	—	2,838	11,156	—	13,994
Intangible and other assets, net	—	38,771	54,529	—	93,300
Long-term assets held for sale	—	624	—	—	624
Long-term assets associated with discontinued operations	—	—	2,970	—	2,970
Total assets	$456,569	$1,505,190	$993,410	$(1,537,165)	$1,418,004

LIABILITIES AND EQUITY

Accounts payable, trade	$—	$71,382	$52,062	$—	$123,444
Accrued liabilities	—	33,556	70,525	—	104,081
Contract liabilities	—	46,387	36,467	—	82,854
Current operating lease liabilities	—	1,971	4,297	—	6,268
Intercompany payables	47,031	399,645	177,649	(624,325)	—
Current liabilities associated with discontinued operations	—	—	9,998	—	9,998
Total current liabilities	47,031	552,941	350,998	(624,325)	326,645
Long-term debt	—	443,587	—	—	443,587
Deferred income taxes	—	445	548	—	993
Long-term contract liabilities	—	19,980	136,282	—	156,262
Long-term operating lease liabilities	—	20,054	10,904	—	30,958
Other long-term liabilities	—	11,763	37,500	—	49,263
Long-term liabilities associated with discontinued operations	—	—	758	—	758
Total liabilities	47,031	1,048,770	536,990	(624,325)	1,008,466
Total equity	409,538	456,420	456,420	(912,840)	409,538
Total liabilities and equity	$456,569	$1,505,190	$993,410	$(1,537,165)	$1,418,004

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

Condensed Consolidating Statement of Operations and Comprehensive Loss
Year Ended December 31, 2019
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Revenues	$—	$815,456	$604,625	$(102,641)	$1,317,440
Cost of sales (excluding depreciation and amortization expense)	—	671,266	385,593	(102,641)	954,218
Selling, general and administrative	1,216	74,260	88,838	—	164,314
Depreciation and amortization	—	60,814	101,743	—	162,557
Impairments	—	56,939	17,434	—	74,373
Restatement related recoveries, net	—	48	—	—	48
Restructuring and other charges	—	4,732	3,980	—	8,712
Interest expense	—	38,330	290	—	38,620
Intercompany charges, net	—	3,028	(3,028)	—	—
Equity in loss of affiliates	101,161	6,635	94,526	(202,322)	—
Other (income) expense, net	—	(6,812)	4,983	—	(1,829)
Loss before income taxes	(102,377)	(93,784)	(89,734)	202,322	(83,573)
Provision for income taxes	—	7,377	17,913	—	25,290
Loss from continuing operations	(102,377)	(101,161)	(107,647)	202,322	(108,863)
Income from discontinued operations, net of tax	—	—	6,486	—	6,486
Net loss	(102,377)	(101,161)	(101,161)	202,322	(102,377)
Other comprehensive loss	(2,885)	(2,885)	(2,885)	5,770	(2,885)
Comprehensive loss attributable to Exterran stockholders	$(105,262)	$(104,046)	$(104,046)	$208,092	$(105,262)

Condensed Consolidating Statement of Operations and Comprehensive Income
Year Ended December 31, 2018
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Revenues	$—	$927,849	$521,879	$(88,872)	$1,360,856
Cost of sales (excluding depreciation and amortization expense)	—	771,731	294,569	(88,872)	977,428
Selling, general and administrative	1,285	86,208	90,908	—	178,401
Depreciation and amortization	—	35,754	88,168	—	123,922
Impairments	—	3,081	777	—	3,858
Restatement related recoveries, net	—	(276)	—	—	(276)
Restructuring and other charges	—	—	1,997	—	1,997
Interest expense	—	28,763	454	—	29,217
Intercompany charges, net	—	6,647	(6,647)	—	—
Equity in (income) loss of affiliates	(25,986)	(32,753)	6,767	51,972	—
Other (income) expense, net	(153)	(4,625)	11,262	—	6,484
Income before income taxes	24,854	33,319	33,624	(51,972)	39,825
Provision for income taxes	—	7,333	32,100	—	39,433
Income from continuing operations	24,854	25,986	1,524	(51,972)	392
Income from discontinued operations, net of tax	—	—	24,462	—	24,462
Net income	24,854	25,986	25,986	(51,972)	24,854
Other comprehensive loss	(7,476)	(7,476)	(7,476)	14,952	(7,476)
Comprehensive income attributable to Exterran stockholders	$17,378	$18,510	$18,510	$(37,020)	$17,378

Condensed Consolidating Statement of Operations and Comprehensive Income
Year Ended December 31, 2017
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Revenues	$—	$838,981	$495,262	$(118,949)	$1,215,294
Cost of sales (excluding depreciation and amortization expense)	—	716,002	271,101	(118,949)	868,154
Selling, general and administrative	2,327	84,111	89,880	—	176,318
Depreciation and amortization	—	35,749	72,075	—	107,824
Impairments	—	5,700	—	—	5,700
Restatement related charges, net	—	3,250	169	—	3,419
Restructuring and other charges	—	2,145	1,044	—	3,189
Interest expense	—	32,399	2,427	—	34,826
Intercompany charges, net	—	6,355	(6,355)	—	—
Equity in (income) loss of affiliates	(36,207)	(85,335)	49,128	72,414	—
Other (income) expense, net	—	(2,577)	1,602	—	(975)
Income before income taxes	33,880	41,182	14,191	(72,414)	16,839
Provision for income taxes	—	4,974	17,721	—	22,695
Income (loss) from continuing operations	33,880	36,208	(3,530)	(72,414)	(5,856)
Income from discontinued operations, net of tax	—	—	39,736	—	39,736
Net income	33,880	36,208	36,206	(72,414)	33,880
Other comprehensive loss	(1,801)	(1,801)	(1,801)	3,602	(1,801)
Comprehensive income attributable to Exterran stockholders	$32,079	$34,407	$34,405	$(68,812)	$32,079

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2019
(In thousands)

			Non- Guarantor Subsidiaries
	Parent Guarantor	Issuers		Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(3,222)	$7,001	$172,419	$—	$176,198
Net cash provided by discontinued operations	—	—	2,528	—	2,528
Net cash provided by (used in) operating activities	(3,222)	7,001	174,947	—	178,726

Cash flows from investing activities:
Capital expenditures	—	(77,490)	(115,784)	—	(193,274)
Proceeds from sale of property, plant and equipment	—	13,076	6,586	—	19,662
Intercompany transfers	—	(45,599)	(67,028)	112,627	—
Settlement of foreign currency derivatives	—	(794)	—	—	(794)
Net cash used in investing activities	—	(110,807)	(176,226)	112,627	(174,406)

Cash flows from financing activities:
Proceeds from borrowings of debt	—	642,500	—	—	642,500
Repayments of debt	—	(603,951)	—	—	(603,951)
Intercompany transfers	45,599	67,028	—	(112,627)	—
Cash transfer from Archrock, Inc.	—	420	—	—	420
Purchases of treasury stock	(42,274)	(2,733)	—	—	(45,007)
Net cash provided by (used in) financing activities	3,325	103,264	—	(112,627)	(6,038)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(1,058)	—	(1,058)
Net increase (decrease) in cash, cash equivalents and restricted cash	103	(542)	(2,337)	—	(2,776)
Cash, cash equivalents and restricted cash at beginning of period	46	1,185	18,247	—	19,478
Cash, cash equivalents and restricted cash at end of period	$149	$643	$15,910	$—	$16,702

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

EXTERRAN CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheets
December 31, 2019	$5,474	$32	$(513)	(1)	$6,019
December 31, 2018	5,388	86	—		5,474
December 31, 2017	5,383	863	858	(1)	5,388
Allowance for obsolete and slow moving inventory deducted from inventories in the balance sheets
December 31, 2019	$10,046	$1,680	$1,639	(2)	$10,087
December 31, 2018	10,351	87	392	(2)	10,046
December 31, 2017	12,877	1,276	3,802	(2)	10,351
Allowance for deferred tax assets not expected to be realized
December 31, 2019	$200,105	$23,560	$10,631	(3)	$213,034
December 31, 2018	222,049	12,648	34,592	(3)	200,105
December 31, 2017	276,230	4,343	58,524	(3)	222,049

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Obsolete inventory written off at cost, net of value received.

(3)
Reflects expected realization of deferred tax assets and amounts credited to other accounts for stock-based compensation excess tax benefits, expiring net operating losses, changes in tax rates and changes in currency exchange rates.

S-1