Form 10-Q
period 2020-03-31
Exterran Corp
filed 2020-05-11
CIK 1635881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020
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

Number of shares of the common stock of the registrant outstanding as of May 4, 2020: 33,150,524 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	March 31, 2020	December 31, 2019
ASSETS

Current assets:
Cash and cash equivalents	$18,138	$16,683
Restricted cash	14	19
Accounts receivable, net of allowance of $8,773 and $6,019, respectively	196,298	202,337
Inventory, net (Note 4)	137,881	143,538
Contract assets (Note 2)	41,554	46,537
Other current assets	24,982	22,477
Current assets associated with discontinued operations (Note 3)	4,388	4,332
Total current assets	423,255	435,923
Property, plant and equipment, net (Note 5)	815,064	844,410
Operating lease right-of-use assets	27,343	26,783
Deferred income taxes	10,102	13,994
Intangible and other assets, net	82,424	93,300
Long-term assets held for sale	624	624
Long-term assets associated with discontinued operations (Note 3)	2,786	2,970
Total assets	$1,361,598	$1,418,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$84,970	$123,444
Accrued liabilities	95,229	104,081
Contract liabilities (Note 2)	106,399	82,854
Current operating lease liabilities	7,079	6,268
Current liabilities associated with discontinued operations (Note 3)	8,562	9,998
Total current liabilities	302,239	326,645
Long-term debt (Note 6)	455,341	443,587
Deferred income taxes	742	993
Long-term contract liabilities (Note 2)	145,211	156,262
Long-term operating lease liabilities	31,515	30,958
Other long-term liabilities	45,877	49,263
Long-term liabilities associated with discontinued operations (Note 3)	1,045	758
Total liabilities	981,970	1,008,466
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 37,747,968 and 37,508,286 shares issued, respectively	377	375
Additional paid-in capital	747,905	747,622
Accumulated deficit	(335,542)	(317,238)
Treasury stock — 4,597,914 and 4,467,600 common shares, at cost, respectively	(57,402)	(56,567)
Accumulated other comprehensive income	24,290	35,346
Total stockholders’ equity (Note 10)	379,628	409,538
Total liabilities and stockholders’ equity	$1,361,598	$1,418,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues (Note 2):
Contract operations	$94,788	$85,700
Aftermarket services	27,909	27,302
Product sales	87,660	238,444
	210,357	351,446
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	31,460	28,591
Aftermarket services	21,181	20,718
Product sales	84,439	209,535
Selling, general and administrative	38,052	43,452
Depreciation and amortization	32,610	38,217
Restatement related charges	—	48
Restructuring and other charges (Note 8)	1,188	384
Interest expense	9,953	8,163
Other (income) expense, net	294	(1,245)
	219,177	347,863
Income (loss) before income taxes	(8,820)	3,583
Provision for income taxes (Note 9)	9,330	9,140
Loss from continuing operations	(18,150)	(5,557)
Income (loss) from discontinued operations, net of tax (Note 3)	(154)	163
Net loss	$(18,304)	$(5,394)

Basic net loss per common share (Note 12):
Loss from continuing operations per common share	$(0.56)	$(0.16)
Income from discontinued operations per common share	—	0.01
Net loss per common share	$(0.56)	$(0.15)

Diluted net loss per common share (Note 12):
Loss from continuing operations per common share	$(0.56)	$(0.16)
Income from discontinued operations per common share	—	0.01
Net loss per common share	$(0.56)	$(0.15)

Weighted average common shares outstanding used in net loss per common share (Note 12):
Basic	32,653	35,646
Diluted	32,653	35,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(18,304)	$(5,394)
Other comprehensive loss:
Foreign currency translation adjustment	(11,056)	(968)
Comprehensive loss	$(29,360)	$(6,362)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2019	$369	$734,458	$(208,677)	$(11,560)	$38,231	$552,821
Cumulative-effect adjustment from adoption of ASC 842 Leases			(6,184)			(6,184)
Net loss			(5,394)			(5,394)
Foreign currency translation adjustment					(968)	(968)
Treasury stock purchased				(7,087)		(7,087)
Stock-based compensation, net of forfeitures	6	3,990				3,996
Balance, March 31, 2019	$375	$738,448	$(220,255)	$(18,647)	$37,263	$537,184

Balance, January 1, 2020	$375	$747,622	$(317,238)	$(56,567)	$35,346	$409,538
Net loss			(18,304)			(18,304)
Foreign currency translation adjustment					(11,056)	(11,056)
Treasury stock purchased				(835)		(835)
Stock-based compensation, net of forfeitures	2	283				285
Balance, March 31, 2020	$377	$747,905	$(335,542)	$(57,402)	$24,290	$379,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(18,304)	$(5,394)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	32,610	38,217
Amortization of deferred financing costs	628	628
(Income) loss from discontinued operations, net of tax	154	(163)
Provision for doubtful accounts	2,742	—
Gain on sale of property, plant and equipment	(161)	(1,000)
Gain on remeasurement of intercompany balances	(1,121)	(446)
Loss on foreign currency derivatives	—	665
Stock-based compensation expense	285	3,996
Deferred income tax expense (benefit)	1,361	(980)
Changes in assets and liabilities:
Accounts receivable and notes	1,801	(16,684)
Inventory	4,632	(19,427)
Contract assets	3,301	17,245
Other current assets	(382)	528
Accounts payable and other liabilities	(50,836)	7,759
Contract liabilities	27,203	24,051
Other	5,536	30
Net cash provided by continuing operations	9,449	49,025
Net cash provided by (used in) discontinued operations	(1,177)	16
Net cash provided by operating activities	8,272	49,041

Cash flows from investing activities:
Capital expenditures	(17,025)	(76,354)
Proceeds from sale of property, plant and equipment	164	4,012
Settlement of foreign currency derivatives	—	(207)
Net cash used in investing activities	(16,861)	(72,549)

Cash flows from financing activities:
Proceeds from borrowings of debt	112,000	179,000
Repayments of debt	(100,613)	(149,113)
Purchases of treasury stock (Note 10)	(835)	(6,701)
Net cash provided by financing activities	10,552	23,186

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(513)	(402)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,450	(724)
Cash, cash equivalents and restricted cash at beginning of period	16,702	19,478
Cash, cash equivalents and restricted cash at end of period	$18,152	$18,754

Supplemental disclosure of non-cash transactions:
Accrued capital expenditures	$6,959	$18,964

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Exterran Corporation included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S.”) (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments of a normal recurring nature that are necessary to fairly present our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2019. That report contains a comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year. Certain reclassifications have been made for the prior year period to conform to the current year presentation.

We refer to the condensed consolidated financial statements collectively as “financial statements,” and individually as “balance sheets,” “statements of operations,” “statements of comprehensive income (loss),” “statements of stockholders’ equity” and “statements of cash flows” herein.

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption across most industries. Efforts to mitigate the spread of COVID-19 have also resulted in decreased energy demand and additional weakness in energy pricing. While the pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s first fiscal quarter ended March 31, 2020, the broader implications of COVID-19 on our long-term future results of operations and overall financial condition remain uncertain. Due to the rapid market deterioration in March 2020, we concluded that a trigger existed and that we should evaluate our long-term assets for impairment. Our analysis concluded that no impairment existed as of March 31, 2020.

Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined to be not applicable.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The update changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. On January 1, 2020, we adopted this update using a modified retrospective approach. The adoption of this update was immaterial to our financial statements. For more information regarding the allowance for doubtful accounts, see Note 2.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The update modifies the disclosure requirements on fair value measurements by removing, modifying and adding certain disclosure requirements. On January 1, 2020, we adopted this update. The adoption of this update was immaterial to our financial statements.

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

Note 2 - Revenue

Disaggregation of Revenue

The following tables present disaggregated revenue by products and services lines and by geographical regions for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
Revenue by Products and Services	2020	2019
Contract Operations Segment:
Contract operations services (1)	$94,788	$85,700

Aftermarket Services Segment:
Operation and maintenance services (1)	$12,939	$12,673
Part sales (2)	10,824	9,796
Other services (1)	4,146	4,833
Total aftermarket services	$27,909	$27,302

Product Sales Segment:
Compression equipment (1)	$68,719	$145,439
Processing and treating equipment (1)	11,809	89,220
Production equipment (2)	578	2,435
Other product sales (1) (2)	6,554	1,350
Total product sales revenues	$87,660	$238,444

Total revenues	$210,357	$351,446

(1)Revenue recognized over time.
(2)Revenue recognized at a point in time.

	Three Months Ended March 31,
Revenue by Geographical Regions	2020	2019
North America	$58,539	$181,005
Latin America	76,797	78,487
Middle East and Africa	55,713	82,791
Asia Pacific	19,308	9,163
Total revenues	$210,357	$351,446

The North America region is primarily comprised of our operations in the U.S. The Latin America region is primarily comprised of our operations in Argentina, Bolivia, Brazil and Mexico. The Middle East and Africa region is primarily comprised of our operations in Bahrain, Iraq, Oman, Nigeria and the United Arab Emirates. The Asia Pacific region is primarily comprised of our operations in China, Indonesia, Singapore and Thailand.

The following table summarizes the expected timing of revenue recognition from unsatisfied performance obligations (commonly referred to as backlog) as of March 31, 2020 (in thousands):

	Contract Operations Segment	Product Sales Segment
Remainder of 2020	$211,498	$277,862
2021	250,949	274,320
2022	199,409	45,700
2023	176,134	12,000
2024	149,701	9,000
Thereafter	364,936	29,398
Total backlog	$1,352,627	$648,280

Certain of our aftermarket services contracts are subject to cancellation or modification at the election of the customer.

If the primary component of our contract operations contracts is the lease component, the contracts are accounted for as operating leases. For these contracts, revenues are recognized on a straight-line basis. As of March 31, 2020, the total value of our contracts operations backlog accounted for as operating leases was approximately $177 million, of which $27 million is expected to be recognized in the remainder of 2020, $37 million is expected to be recognized in 2021, $39 million is expected to be recognized in 2022, $44 million is expected to be recognized in 2023 and $24 million is expected to be recognized in 2024. Contract operations revenue recognized as operating leases for the three months ended March 31, 2020 was approximately $7 million. Our product sales backlog includes contracts where there is a significant financing component. As of March 31, 2020, we had approximately $43 million expected to be recognized in future periods as interest income within our product sales segment.

Contract Assets and Contract Liabilities

The following table provides information about accounts receivables, net, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2020	December 31, 2019
Accounts receivables, net	$196,298	$202,337
Contract assets and contract liabilities:
Current contract assets	41,554	46,537
Long-term contract assets	11,387	16,280
Current contract liabilities	106,399	82,854
Long-term contract liabilities	145,211	156,262

During the three months ended March 31, 2020, revenue recognized from contract operations services included $7.5 million of revenue deferred in previous periods. Revenue recognized during the three months ended March 31, 2020 from product sales performance obligations partially satisfied in previous periods was $83.3 million, of which $18.9 million was included in billings in excess of costs at the beginning of the period. The decrease in current contract assets during the three months ended March 31, 2020 was primarily driven by the timing of billings on contract operations services in Latin America. The increase in current contract liabilities during the three months ended March 31, 2020 were primarily driven by the progression of product sales projects and the timing of milestone billings in the Middle East and Africa region. The decrease in long-term contract liabilities during the three months ended March 31, 2020 was primarily driven by advanced billings to contract operations customers in the Latin America region.

Allowance for Doubtful Accounts

The Company estimates its reserves using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of accounts receivables, contract assets and long-term note receivables. The Company’s customer base, have generally similar collectability risk characteristics, although larger customers may have lower risk than smaller independent customers. The allowance for doubtful accounts as of March 31, 2020 and changes for the three months then ended are as follows (in thousands):

Balance at December 31, 2019	$6,019
Current period provision for expected credit losses	2,754
Balance at March 31, 2020	$8,773

Note 3 - Discontinued Operations

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

The following table summarizes the operating results of discontinued operations (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	Belleli EPC	Venezuela	Belleli EPC	Total
Revenue	$124	$—	$137	$137
Cost of sales (excluding depreciation and amortization expense)	96	—	(316)	(316)
Selling, general and administrative	113	35	541	576
Other (income) expense, net	44	—	(328)	(328)
Provision for income taxes	25	—	42	42
Income (loss) from discontinued operations, net of tax	$(154)	$(35)	$198	$163

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	March 31, 2020	December 31, 2019
	Belleli EPC	Belleli EPC
Accounts receivable	$3,845	$3,990
Contract assets	—	46
Other current assets	543	296
Total current assets associated with discontinued operations	4,388	4,332
Intangible and other assets, net	2,786	2,970
Total assets associated with discontinued operations	$7,174	$7,302

Accounts payable	$1,078	$1,503
Accrued liabilities	4,986	5,959
Contract liabilities	2,498	2,536
Total current liabilities associated with discontinued operations	8,562	9,998
Other long-term liabilities	1,045	758
Total liabilities associated with discontinued operations	$9,607	$10,756

Note 4 - Inventory, Net

Inventory, net of reserves, consisted of the following amounts (in thousands):

	March 31, 2020	December 31, 2019
Parts and supplies	$85,876	$92,005
Work in progress	45,036	44,565
Finished goods	6,969	6,968
Inventory, net	$137,881	$143,538

Note 5 - Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Compression equipment, processing facilities and other fleet assets	$1,573,917	$1,607,769
Land and buildings	67,014	67,187
Transportation and shop equipment	58,330	59,693
Computer software	51,390	51,663
Other	38,576	38,111
	1,789,227	1,824,423
Accumulated depreciation	(974,163)	(980,013)
Property, plant and equipment, net	$815,064	$844,410

Note 6 - Debt

Debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Revolving credit facility due October 2023	$85,500	$74,000
8.125% senior notes due May 2025	375,000	375,000
Other debt	124	237
Unamortized deferred financing costs of 8.125% senior notes	(5,159)	(5,413)
Total debt	455,465	443,824
Less: Amounts due within one year (1)	(124)	(237)
Long-term debt	$455,341	$443,587

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

As of March 31, 2020, we had $85.5 million in outstanding borrowings and $20.9 million in outstanding letters of credit under our revolving credit facility. At March 31, 2020, taking into account guarantees through letters of credit, we had undrawn capacity of $593.6 million under our revolving credit facility. Our Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $415.2 million of the $593.6 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of March 31, 2020.

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

Note 7 - Fair Value Measurements

The accounting standard for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three categories:

•Level 1 — Quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement.

•Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or prices vary substantially over time or among brokered market makers.

•Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect our own assumptions regarding how market participants would price the asset or liability based on the best available information.

Nonrecurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2020 and 2019, with pricing levels as of the date of valuation (in thousands):

	Three months ended March 31, 2020			Three months ended March 31, 2019
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Long-term note receivable (1)	$—	$—	$15,039	$—	$—	$14,697

(1)Our estimate of the fair value of a note receivable was discounted based on a settlement period of eight years and a discount rate of 6.2%. The undiscounted value of the note receivable, including interest, as of March 31, 2020 was $15.5 million.

Financial Instruments

Our financial instruments consists of cash, restricted cash, receivables, payables and debt. At March 31, 2020 and December 31, 2019, the estimated fair values of cash, restricted cash, receivables and payables approximated their carrying amounts as reflected in our balance sheets due to the short-term nature of these financial instruments.
The fair value of the 2017 Notes was estimated based on model derived calculations using market yields observed in active markets, which are Level 2 inputs. As of March 31, 2020 and December 31, 2019, the carrying amount of the 2017 Notes, excluding unamortized deferred financing costs, of $375.0 million was estimated to have a fair value of $251.1 million and $371.0 million, respectively. Due to the variable rate nature of our revolving credit facility, the carrying value as of March 31, 2020 and December 31, 2019 approximated the fair value as the rate was comparable to the then-current market rate at which debt with similar terms could have been obtained.

Note 8 - Restructuring and Other Charges

The energy industry’s focus on cash flow, capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the second quarter of 2019, we began the consolidation of two of our manufacturing facilities located in Houston, Texas into one facility and announced a cost reduction plan primarily focused on workforce reductions. We incurred restructuring and other charges associated with these activities of $1.2 million for the three months ended March 31, 2020. These charges are reflected as restructuring and other charges in our statements of operations and accrued liabilities on our balance sheets. The cost reduction plan is expected to be completed in the second half of 2020 and we expect to settle these charges within the next twelve months in cash. At this time, we cannot currently estimate the total restructuring costs that will be incurred as a result of this cost reduction plan.

In the second quarter of 2018, we initiated a relocation plan in the Latin American region to better align our contract operations business with our customers. As a result of this plan, during the three months ended March 31, 2019, we incurred restructuring and other charges of $0.4 million related to relocation costs. The charges incurred in conjunction with this relocation plan are included in restructuring and other charges in our statements of operations. In the second quarter of 2019, we completed restructuring activities related to the relocation plan.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the three months ended March 31, 2020 and 2019 (in thousands):

	Cost Reduction Plan	Relocation Plan	Total
Beginning balance at January 1, 2019	$—	$309	$309
Additions for costs expensed	—	384	384
Reductions for payments	—	(411)	(411)
Ending balance at March 31, 2019	$—	$282	$282

Beginning balance at January 1, 2020	$2,281	$—	$2,281
Additions for costs expensed, net	1,188	—	1,188
Reductions for payments	(321)	—	(321)
Foreign exchange impact	(289)	—	(289)
Ending balance at March 31, 2020	$2,859	$—	$2,859

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Employee termination benefits	$335	$—
Consulting fees	200	—
Relocation cots	165	384
Other	488	—
Total restructuring and other charges	$1,188	$384

The following table summarizes the components of charges included in restructuring and other charges incurred since the announcement of the cost reduction plan in the second quarter of 2019 (in thousands):

Total
Employee termination benefits	$7,371
Relocation costs	907
Consulting fees	841
Other	488
Total restructuring and other charges	$9,607

Note 9 - Provision for Income Taxes

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21.0% and our effective tax rate of (105.8)% for the three months ended March 31, 2020: (i) a (53.4)% negative impact resulting primarily from rate differences between U.S. and foreign jurisdictions including foreign withholding taxes, (ii) a (19.9)% negative impact resulting from foreign currency devaluations in Argentina, and (iii) a (37.8)% negative impact resulting from the recording of valuation allowances recorded against U.S. deferred tax assets.

Our effective tax rate decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a decrease in income before income taxes, an increase in valuation allowances recorded in the U.S., a decrease in foreign withholding tax and a decrease in tax related to foreign exchange movement in Argentina in 2019.

Note 10 - Stockholders’ Equity

Share Repurchase Program

On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended March 31, 2019, we repurchased 268,500 shares of our common stock for $4.7 million in connection with our share repurchase program. During the three months ended March 31, 2020, we did not repurchase any shares under this program. As of March 31, 2020, the remaining authorized repurchase amount under the share repurchase program was $57.7 million. Additionally, treasury stock purchased during the three months ended March 31, 2020 and 2019 included shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards.

Note 11 - Stock-Based Compensation

Stock Options

There were no stock options granted during the three months ended March 31, 2020.

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

The table below presents the changes in restricted stock, restricted stock units and performance units for our common stock during the three months ended March 31, 2020.

	Equity Awards		Liability Awards
	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2020	842	$22.79	318	$17.01
Granted	135	7.27	1,182	8.54
Vested	(400)	21.30	(79)	26.24
Cancelled	(198)	30.16	(14)	17.01
Non-vested awards, March 31, 2020	379	14.98	1,407	9.38

As of March 31, 2020, we estimate $16.0 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance units issued to our employees to be recognized over the weighted-average vesting period of 1.9 years.

Note 12 - Net Income (Loss) Per Common Share

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

The following table presents a reconciliation of basic and diluted net loss per common share for the three months ended March 31, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator for basic and diluted net loss per common share:
Loss from continuing operations	$(18,150)	$(5,557)
Income (loss) from discontinued operations, net of tax	(154)	163
Less: Net income attributable to participating securities	—	—
Net loss — used in basic and diluted net loss per common share	$(18,304)	$(5,394)

Weighted average common shares outstanding including participating securities	33,163	36,462
Less: Weighted average participating securities outstanding	(510)	(816)
Weighted average common shares outstanding — used in basic net loss per common share	32,653	35,646
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	*
Weighted average common shares outstanding — used in diluted net loss per common share	32,653	35,646

Net loss per common share:
Basic	$(0.56)	$(0.15)
Diluted	$(0.56)	$(0.15)

* Excluded from diluted net income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable for the three months ended March 31, 2020 and 2019 that were excluded from computing diluted net loss per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value	57	74
Net dilutive potential common shares issuable	57	74

Note 13 - Commitments and Contingencies

Contingencies

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of March 31, 2020 and December 31, 2019, we had accrued $3.5 million and $3.7 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

Contemporaneously with filing the Form 8-K on April 26, 2016, we self-reported the errors and possible irregularities at Belleli EPC to the SEC. On April 8, 2019, the SEC provided written notice to us stating that based on the information they had as of that date, they have concluded their investigation and did not intend to recommend enforcement action by the SEC against us in connection with that matter.

Indemnifications

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

Note 14 - Reportable Segments

Our chief operating decision maker manages business operations, evaluates performance and allocates resources based upon the type of product or service provided. We have three reportable segments: contract operations, aftermarket services and product sales. In our contract operations segment, we provide processing, treating, compression and water treatment services through the operation of our natural gas compression equipment, crude oil and natural gas production and process equipment and water treatment equipment for our customers. In our aftermarket services segment, we sell parts and components and provide operations, maintenance, repair, overhaul, upgrade, startup and commissioning and reconfiguration services to customers who own their own oil and natural gas compression, production, processing, treating and related equipment. In our product sales segment, we design, engineer, manufacture, install and sell equipment used in the treating and processing of crude oil, natural gas and water as well natural gas compression packages to our customers throughout the world and for use in our contract operations business line.

We evaluate the performance of our segments based on gross margin for each segment. Revenue only includes sales to external customers. We do not include intersegment sales when we evaluate our segments’ performance.

The following table presents revenue and other financial information by reportable segment for the three months ended March 31, 2020 and 2019 (in thousands):

Three Months Ended	Contract Operations	Aftermarket Services	Product Sales	Reportable Segments Total
March 31, 2020:
Revenue	$94,788	$27,909	$87,660	$210,357
Gross margin (1)	63,328	6,728	3,221	73,277
March 31, 2019:
Revenue	$85,700	$27,302	$238,444	$351,446
Gross margin (1)	57,109	6,584	28,909	92,602

(1) Gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense).

The following table reconciles income (loss) before income taxes to total gross margin (in thousands):

	Three Months Ended March 31,
	2020	2019
Income (loss) before income taxes	$(8,820)	$3,583
Selling, general and administrative	38,052	43,452
Depreciation and amortization	32,610	38,217
Restatement related charges	—	48
Restructuring and other charges	1,188	384
Interest expense	9,953	8,163
Other (income) expense, net	294	(1,245)
Total gross margin	$73,277	$92,602

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:
•conditions in the oil and natural gas industry, including a sustained imbalance in the level of supply or demand for oil or natural gas or a sustained low price of oil or natural gas, which could depress or reduce the demand or pricing for our natural gas compression and oil and natural gas production and processing equipment and services;
•reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;
•economic or political conditions in the countries in which we do business, including civil developments such as uprisings, riots, terrorism, kidnappings, violence associated with drug cartels, legislative changes and the expropriation, confiscation or nationalization of property without fair compensation;
•risks associated with natural disasters, pandemics and other public health crisis and other catastrophic events outside our control, including the continued spread and impact of, and the response to, the recent novel coronavirus (“COVID-19”) outbreak;
•changes in currency exchange rates, including the risk of currency devaluations by foreign governments, and restrictions on currency repatriation;
•risks associated with cyber-based attacks or network security breaches;
•changes in international trade relationships, including the imposition of trade restrictions or tariffs relating to any materials or products (such as aluminum and steel) used in the operation of our business;
•risks associated with our operations, such as equipment defects, equipment malfunctions, environmental discharges and natural disasters;
•the risk that counterparties will not perform their obligations under their contracts with us or other changes that could impact our ability to recover our fixed asset investment;
•the financial condition of our customers;
•our ability to timely and cost-effectively obtain components necessary to conduct our business;
•employment and workforce factors, including our ability to hire, train and retain key employees;
•our ability to implement our business and financial objectives, including:
•winning profitable new business;
•timely and cost-effective execution of projects;

•enhancing or maintaining our asset utilization, particularly with respect to our fleet of compressors and other assets;
•integrating acquired businesses;
•generating sufficient cash to satisfy our operating needs, existing capital commitments and other contractual cash obligations, including our debt obligations; and
•accessing the financial markets at an acceptable cost;
•our ability to accurately estimate our costs and time required under our fixed price contracts;
•liability related to the use of our products and services;
•changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures; and
•our level of indebtedness and ability to fund our business.

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

In our contract operations business line, we provide processing, treating, compression and water treatment services through the operation of our natural gas compression equipment, crude oil and natural gas production and process equipment and water treatment equipment for our customers. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, repair, overhaul, upgrade, startup and commissioning and reconfiguration services to customers who own their own oil and natural gas compression, production, processing, treating and related equipment. In our product sales business line, we design, engineer, manufacture, install, sell and finance equipment used in the treating and processing of crude oil, natural gas and water as well as natural gas compression packages to our customers throughout the world and for use in our contract operations business line. We also offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as integrated projects.

Our chief operating decision maker manages business operations, evaluates performance and allocates resources based on the Company’s three primary business lines, which are also referred to as our segments. In order to more efficiently and effectively identify and serve our customer needs, we classify our worldwide operations into four geographic regions. The North America region is primarily comprised of our operations in the U.S. The Latin America region is primarily comprised of our operations in Argentina, Bolivia, Brazil and Mexico. The Middle East and Africa region is primarily comprised of our operations in Bahrain, Iraq, Oman, Nigeria and the United Arab Emirates. The Asia Pacific region is primarily comprised of our operations in China, Indonesia, Singapore and Thailand.

We refer to the condensed consolidated financial statements collectively as “financial statements,” and individually as “balance sheets,” “statements of operations,” “statements of comprehensive income (loss),” “statements of stockholders’ equity” and “statements of cash flows” herein.

Financial Results of Operations

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

From a long-term perspective, industry observers anticipate strong global demand for hydrocarbons, including demand for liquefied natural gas. However, the recent global demand challenges presented by the COVID-19 pandemic and aggressive actions taken to contain it have caused severe downside volatility in the price for oil and a significant reduction in demand, as well as an oversupply, globally. In response, many energy companies are drastically reducing their capital spending in 2020 in order to maintain liquidity and returns. This will constrain the amount of new projects that customers sanction in the coming year and may result in the shutting in of existing oil and natural gas wells.

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

We have continued to work toward our strategy to be a company that leverages technology and operational excellence to provide complete systems and process solutions in energy and industrial applications. Over the past several years, we have made significant progress in this journey by taking actions to protect our core business, develop important organizational capabilities, commercialize new products and services and implement new processes to position Exterran for success. We are focused on optimizing our portfolio of products and services to better serve our global customers while providing a more attractive investment option for our investors. As we continue on this path, we have decided that the U.S. compression fabrication business is non-core to our strategy going forward. This business has performed well over the past year despite difficult market conditions as we worked to maximize margins and returns. We will fully explore our options and we are committed to supporting our customers, employees and other stakeholders throughout the process.

Historically, oil, natural gas and natural gas liquids prices and the level of drilling and exploration activity in North America have been volatile. The Henry Hub spot price for natural gas was $1.71 per MMBtu at March 31, 2020, which was 18% and 37% lower than the prices at December 31, 2019 and March 31, 2019, respectively, and the U.S. natural gas liquid composite price was $4.84 per MMBtu for the month of January 2020, which was 9% and 26% lower than the prices for the month of December 2019 and March 2019, respectively. In addition, the West Texas Intermediate crude oil spot price as of March 31, 2020 was 66% lower than the price at December 31, 2019 and at March 31, 2019. Volatility in demand for energy and in commodity prices as well as an industry trend towards disciplined capital spending and improving returns have caused timing uncertainties in demand for our products recently. These uncertainties have caused delays in the timing of new equipment orders and lower bookings in our product sales segment. Booking activity levels for our product sales segment in North America during the three months ended March 31, 2020 were $12.9 million, which represents a decrease of 76% compared to the three months ended March 31, 2019.

Longer-term fundamentals in our international markets partially depend on international oil and gas infrastructure projects, many of which are based on the longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based on longer-term fundamentals that may be less tied to near term commodity prices than our North American customers. Over the long-term, we believe the demand for our products and services in international markets will continue, and we expect to have opportunities to grow our international businesses. Booking activity levels for our product sales segment in international markets during the three months ended March 31, 2020 were $445.1 million, which represents an increase of 1,233% compared to the three months ended March 31, 2019.

Aggregate booking activity levels for our product sales segment in North America and international markets during the three months ended March 31, 2020 were $458.0 million, which represents an increase of 432% compared to the three months ended March 31, 2019, respectively. Fluctuations in the size and timing of customers’ requests for bid proposals and awards of new contracts tend to create variability in booking activity levels from period to period.

The timing of customer order and change in activity levels by our customers is difficult to predict. As a result, our ability to project the anticipated activity level for our business, and particularly our product sales segment, is limited. Given the volatility of the global energy markets and industry capital spending activity levels, we plan to monitor and continue to control our expense levels as necessary to protect our profitability. Additionally, volatility in commodity prices could continue to delay investments by our customers in significant projects, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

Our level of capital spending largely depends on the demand for our contract operations services and the equipment required to provide such services to our customers. Based on our current backlog of contracts, we currently expect to invest less capital in our contract operations business in 2020 than we did in 2019.

A decline in demand for oil and natural gas or prices for those commodities, or instability and rationalization of capital funding in the global energy markets could continue to cause a reduction in demand for our products and services. We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

Impact of COVID-19 on our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption across most industries. Efforts to mitigate the spread of COVID-19 have also resulted in decreased energy demand and additional weakness in energy pricing.

The Company took proactive steps earlier in the first quarter to enable and verify the ability to ensure the safety of our employees while still carrying on the majority of business functions. These steps included:
•Establishing a daily global operating process to identify, monitor and discuss impacts to our business whether originating from governmental actions or as a direct result of employee illness;
•Investing in additional IT capabilities to enable employees to work remotely;
•Closing operations where and until assessments were completed to ensure we could operate in a safe manner;
•Reestablishing operations once safety mechanisms were in place. This included the acquisition of additional personal protective equipment and establishing screening and other workplace processes.

To date our actions in response to the pandemic and the primary impacts on our business are summarized below:
•As most of our operations are considered essential by local government authorities, the Company’s service operations that are provided under long-term contracts have to a large extent continued to operate under normal conditions;
•We are following local governmental guidance for viral spread mitigation, including having many of our employees who would traditionally work in an office work from home;
•We have put in place additional health and safety measures to protect our employees, customers and other parties who are working at our operating sites;
•Although early in the year we recorded significant new product sales bookings, more recently we have seen a decrease in purchasing activity from our customers which we believe is due to both the work at home mitigation measures our customers are also taking and weakness in commodity prices, causing us to lower our expectations for additional new bookings in 2020;
•Given travel restrictions and other mitigation efforts, certain of our employees have not been able to travel to work assignments, therefore although we have taken additional steps to be able to continue to provide services required by our customers, some services will be delayed until mitigation measures are eased;
•While our operations have been impacted by lower product sale bookings in 2019 and we started cost reduction efforts even prior to the current pandemic, we have continued our efforts to optimize our cost structure to align with the expected demand in our business including making work force reductions and/or managing work hours at some of our manufacturing facilities;
•We are responding to customers request to save costs by collaborating with them on how we can manage costs and/or optimize the projects performance to potentially improve our and their results;

•We evaluated our accounts receivable and given the current energy environment and expected impact to the financials of our customers, we increased our reserve for uncollectible accounts by $2.8 million;
•Given COVID-19’s impact on demand for energy and decreased commodity prices which impact our customer’s capital spending, we tested our long-term assets for impairment and concluded that no impairment was indicated;
•As many of our suppliers have increased delivery times including as a result of disruptions in shipping, we are working with customers on revising expected due-dates for delivery.

While the pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s first fiscal quarter ended March 31, 2020, we are unable to predict the impact that COVID-19 will have on its long-term financial position and operating results due to numerous uncertainties. The long-term impact of the pandemic on our customers and the global economy will depend on various factors, including the scope, severity and duration of the pandemic. A prolonged economic downturn or recession resulting from the pandemic could adversely affect many of our customers which could, in turn, adversely impact our business, financial condition and results of operations. The Company will continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its responses accordingly.

Operating Highlights

The following table summarizes our contract operations and product sales backlog (in thousands):

	March 31, 2020	December 31, 2019	March 31, 2019
Contract Operations Backlog:
Contract operations services	$1,352,627	$1,252,001	$1,357,411

Product Sales Backlog:
Compression equipment	$142,679	$160,946	$367,226
Processing and treating equipment	465,535	69,912	161,206
Production equipment	15	593	—
Other product sales	40,051	46,501	25,059
Total product sales backlog	$648,280	$277,952	$553,491

Summary of Results

Revenue.
Revenue during the three months ended March 31, 2020 and 2019 was $210.4 million and $351.4 million, respectively. The decrease in revenue during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was due to a decrease in revenue in our product sales segment primarily due to an overall decline in bookings, partially offset by an increase in revenue in our contract operations segment.

Net loss.
We generated a net loss of $18.3 million and $5.4 million during the three months ended March 31, 2020 and 2019, respectively. The increase in net loss during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to a decrease in gross margin for our product sales segment, an increase in interest expenses and an increase of foreign currency losses of $1.4 million, partially offset by a decrease in selling, general and administrative (“SG&A”) expense, an increase in gross margin for our contract operations segment and a decrease in depreciation and amortization expense.

EBITDA, as adjusted.
Our EBITDA, as adjusted, was $33.8 million and $50.2 million during the three months ended March 31, 2020 and 2019, respectively. EBITDA, as adjusted, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 decreased primarily due to a decrease in gross margin for our product sales segment, partially offset by a decrease in SG&A and an increase in gross margin for our contract operations segment.

EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net loss, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures” included elsewhere in this Quarterly Report.

The Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Contract Operations
(dollars in thousands)

	Three Months Ended March 31,
	2020	2019	Change	% Change
Revenue	$94,788	$85,700	$9,088	11%
Cost of sales (excluding depreciation and amortization expense)	31,460	28,591	2,869	10%
Gross margin	$63,328	$57,109	$6,219	11%
Gross margin percentage (1)	67%	67%	—%	—%
___________________
(1) Defined as gross margin divided by revenue.

The increase in revenue during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to increases in revenue of $6.1 million and $2.5 million in the Middle East and Africa region and the Latin America region, respectively. The revenue increase in the Middle East and Africa region was primarily due to the start-up of a project that was not operating in the prior year period. The revenue increase in the Latin America region was primarily driven by an increase of $6.7 million in Brazil for the sale of equipment pursuant to a customer purchase of contracted equipment during the current year period, partially offset by the impact of foreign currency exchange rates and, a $4.4 million increase in Bolivia primarily driven by the start-up of a project during the second half of 2019. These revenue increases in the Latin America region were partially offset by a decrease of $8.4 million in Mexico from the sale of equipment pursuant to a customer exercised purchase option during the fourth quarter of 2019 and the impact of renegotiations on a contract extension that resulted in lower revenue in the current year period. Gross margin increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to the revenue increases explained above. Gross margin percentage during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 remained flat.

Aftermarket Services
(dollars in thousands)

	Three Months Ended March 31,
	2020	2019	Change	% Change
Revenue	$27,909	$27,302	$607	2%
Cost of sales (excluding depreciation and amortization expense)	21,181	20,718	463	2%
Gross margin	$6,728	$6,584	$144	2%
Gross margin percentage	24%	24%	—%	—%

The increase in revenue during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to increases in part sales and operation and maintenance services, offset by a decrease in installation services. Gross margin increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the revenue increase explained above. Gross margin percentage during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 remained flat.

Product Sales
(dollars in thousands)

	Three Months Ended March 31,
	2020	2019	Change	% Change
Revenue	$87,660	$238,444	$(150,784)	(63)%
Cost of sales (excluding depreciation and amortization expense)	84,439	209,535	(125,096)	(60)%
Gross margin	$3,221	$28,909	$(25,688)	(89)%
Gross margin percentage	4%	12%	(8)%	(67)%

The decrease in revenue during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to decreases in revenue of $123.6 million and $35.3 million in the North America and Middle East and Africa regions, respectively, partially offset by an increase in revenue of $10.6 million in the Asia Pacific region. The decrease in revenue in the North America region was primarily due to decreases of $95.5 million and $28.2 million in compression revenue and processing and treating equipment revenue, respectively, due to an overall decline in bookings. The decrease in revenue in the Middle East and Africa region was primarily due to a decrease of $49.3 million in processing and treating equipment revenue due to nearing completion on a specific project, partially offset by increases of $7.9 million and $5.5 million in compression revenue and water solutions revenue, respectively. The increase in revenue in the Asia Pacific region was primarily due to an increase of $11.0 million in compression revenue. Gross margin decreased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to the revenue decrease explained above and higher expenses on a specific project in the Middle East and Africa region. Gross margin percentage during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 decreased primarily due to the higher expenses discussed above and a shift in product mix in the North America region during the current year period.

Costs and Expenses
(dollars in thousands)

	Three Months Ended March 31,
	2020	2019	Change	% Change
Selling, general and administrative	$38,052	$43,452	$(5,400)	(12)%
Depreciation and amortization	32,610	38,217	(5,607)	(15)%
Restatement related charges	—	48	(48)	(100)%
Restructuring and other charges	1,188	384	804	209%
Interest expense	9,953	8,163	1,790	22%
Other (income) expense, net	294	(1,245)	1,539	(124)%

Selling, general and administrative
SG&A expense decreased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a decrease in compensation and associated costs and a decrease in third-party professional expenses. SG&A expense as a percentage of revenue was 18% and 12% during the three months ended March 31, 2020 and 2019, respectively.

Depreciation and amortization
Depreciation and amortization expense during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 decreased primarily due to a decrease in depreciation expense of approximately $9.4 million in the current year period resulting from the sale of equipment on a contract operations contract in the Latin America region in the fourth quarter of 2019 and a decrease of $2.0 million in compressor equipment for equipment that was impaired in the fourth quarter of 2019. This decrease was partially offset by an increase of $5.2 million in depreciation for installation costs on contract operations projects that were not operating in the prior year period. Capitalized installation costs included, among other things, civil engineering, piping, electrical instrumentation and project management costs.

Restructuring and other charges
The energy industry’s focus on capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the second quarter of 2019, we began the consolidation of two of our manufacturing facilities located in Houston, Texas into one facility and announced a cost reduction plan primarily focused on workforce reductions. We incurred restructuring and other charges associated with these activities of $1.2 million during the three months ended March 31, 2020.

In the second quarter of 2018, we initiated a relocation plan in the Latin America region to better align our contract operations business with our customers. As a result of this plan, during the three months ended March 31, 2019, we incurred restructuring and other charges of $0.4 million primarily related to relocation costs.

Interest expense
The increase in interest expense during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to a higher average balance of long-term debt and a decrease in capitalized interest. During the three months ended March 31, 2020 and 2019, the average daily outstanding borrowings of long-term debt were $488.1 million and $484.2 million, respectively.

Other (income) expense, net
The change in other (income) expense, net, was primarily due to foreign currency losses of $1.4 million during the three months ended March 31, 2020 compared to foreign currency gains, net of losses on foreign currency derivatives, of $0.1 million during the three months ended March 31, 2019. Foreign currency losses and gains included translation gains of $1.1 million and translation gains, net of losses on foreign currency derivatives of $0.2 million during the three months ended March 31, 2020 and 2019, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations.

Income Taxes
(dollars in thousands)

	Three Months Ended March 31,
	2020	2019	Change	% Change
Provision for income taxes	$9,330	$9,140	$190	2%
Effective tax rate	(105.8)%	255.1%	(360.9)%	(141)%

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21.0% and our effective tax rate for the three months ended March 31, 2020: (i) a (53.4)% negative impact resulting primarily from rate differences between U.S. and foreign jurisdictions including foreign withholding taxes, (ii) a (19.9)% negative impact resulting from foreign currency devaluations in Argentina, and (iii) a (37.8)% negative impact resulting from the recording of valuation allowances recorded against U.S. deferred tax assets.

Discontinued Operations
(dollars in thousands)

	Three Months Ended March 31,
	2020	2019	Change	% Change
Income (loss) from discontinued operations, net of tax	$(154)	$163	$(317)	(194)%

Income (loss) from discontinued operations, net of tax, includes our Venezuelan subsidiary’s operations that were expropriated in June 2009 and our Belleli EPC business.

Income (loss) from discontinued operations, net of tax, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 decreased primarily due to a $0.4 million decrease in income from Belleli EPC. For further details on our discontinued operations, see Note 3 to the Financial Statements.

Liquidity and Capital Resources

Our unrestricted cash balance was $18.1 million at March 31, 2020 compared to $16.7 million at December 31, 2019. Working capital increased to $121.0 million at March 31, 2020 from $109.3 million at December 31, 2019. The increase in working capital was primarily due to decreases in accounts payable and accrued liabilities, partially offset by an increase in contract liabilities and decreases in accounts receivables and contract assets. The decrease in accounts payable was largely caused by the timing of purchases and payments to suppliers during the current year period. The increase in contract liabilities were primarily driven by the progression of product sales activity in the Middle East and Africa region. The decrease in accrued liabilities was due to a decrease in accrued compensation benefits. The decrease in accounts receivables was primarily due to lower product sales activity in North America and the decrease in contract assets was primarily driven by the timing of billings on contract operations services in Latin America.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) continuing operations:
Operating activities	$9,449	$49,025
Investing activities	(16,861)	(72,549)
Financing activities	10,552	23,186
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(513)	(402)
Discontinued operations	(1,177)	16
Net change in cash, cash equivalents and restricted cash	$1,450	$(724)

Operating Activities.  The decrease in net cash provided by operating activities during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to a decrease in cash received from upfront billings on contract operations projects. Working capital changes during the three months ended March 31, 2020 included a decrease of $50.8 million in accounts payable and other liabilities and an increase of $27.2 million in contract liabilities. Working capital changes during the three months ended March 31, 2019 included an increase of $24.1 million in contract liabilities, an increase of $19.4 million in inventory and a decrease of $17.2 million in contract assets.
Investing Activities.  The decrease in net cash used in investing activities during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to a $59.3 million decrease in capital expenditures. The decrease in capital expenditures was primarily driven by an increased focus on cash management throughout the regions.

Financing Activities.  The decrease in net cash provided by financing activities during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to a decrease in net borrowings of $18.5 million on our long-term debt, partially offset by a decrease of $5.9 million in purchases of treasury stock.

Capital Requirements.  Our contract operations business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital spending is primarily dependent on the demand for our contract operations services and the availability of the type of equipment required for us to render those contract operations services to our customers. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of, the following:
•growth capital expenditures, which are made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue generating capabilities of existing or new assets, whether through construction, acquisition or modification; and
•maintenance capital expenditures, which are made to maintain the existing operating capacity of our assets and related cash flows further extending the useful lives of the assets.

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

We generally invest funds necessary to manufacture contract operations fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. We currently plan to spend approximately $85 million to $95 million in capital expenditures during 2020, including (1) approximately $65 million to $75 million on contract operations growth capital expenditures and (2) approximately $20 million on equipment maintenance capital related to our contract operations business and other capital expenditures.
Long-Term Debt. We and our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”), are parties to an amended and restated credit agreement (the “Credit Agreement”) consisting of a $700.0 million revolving credit facility expiring in October 2023.

During the three months ended March 31, 2020 and 2019, the average daily outstanding borrowings of long-term debt were $488.1 million and $484.2 million, respectively. The weighted average annual interest rate on outstanding borrowings under our revolving credit facility at March 31, 2020 and 2019 was 3.0% and 4.3%, respectively. LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. Central banks and regulators in a number of major jurisdictions (for example, U.S., United Kingdom, European Union, Switzerland, and Japan) have convened working groups to find and implement the transition to suitable replacement benchmarks. We are in the beginning stages of creating a program that focuses on identifying, evaluating, and monitoring financial and non-financial risks that may result if LIBOR rates are no longer published after 2021.

As of March 31, 2020, we had $85.5 million in outstanding borrowings and $20.9 million in outstanding letters of credit under our revolving credit facility. At March 31, 2020, taking into account guarantees through letters of credit, we had undrawn capacity of $593.6 million under our revolving credit facility. Our Amended Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Amended Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $415.2 million of the $593.6 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of March 31, 2020.

The Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Credit Agreement) of 2.75 to 1.00. As of March 31, 2020, we maintained a 5.5 to 1.0 interest coverage ratio, a 2.4 to 1.0 total leverage ratio and a 0.4 to 1.0 senior secured leverage ratio. As of March 31, 2020, we were in compliance with all financial covenants under the Credit Agreement.

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

Supplemental Guarantor Financial Information

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. (together, the “Issuers”) issued the 2017 Notes, which consists of $375.0 million aggregate principal amount senior unsecured notes. The 2017 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Exterran Corporation (“Parent”). The 2017 Notes and Parent’s guarantee are:
•Senior unsecured obligations of each of the Issuers and the Parent, as applicable;
•Equal in right of payment with all of the existing and future senior unsecured indebtedness and senior unsecured guarantees of each of the Issuers and the Parent, as applicable;
•Senior in right of payment to all subordinated indebtedness and subordinated guarantees of each of the Issuers and the Parent, as applicable;
•Effectively junior in right of payment to all existing and future secured indebtedness and secured guarantees of each of the Issuers and the Parent, as applicable, to the extent of the value of the assets securing such indebtedness or guarantees; and
•Structurally junior in right of payment to all existing and future indebtedness, guarantees and other liabilities (including trade payables) and any preferred equity of each of the Parent’s subsidiaries (other than the Issuers) that are not guarantors of the 2017 Notes.

Parent’s guarantee will be automatically and unconditionally released and discharged upon (i) the merger of the Parent into the Issuers, (ii) a legal defeasance, covenant defeasance or satisfaction and discharge of the indenture governing the 2017 Notes or (iii) the liquidation or dissolution of the Parent, provided in each case no default or event of default has occurred and is continuing under the indenture governing the 2017 Notes.

Federal bankruptcy and state fraudulent transfer laws permit a court to void all or a portion of the obligations of the Parent pursuant to its guarantee, or to subordinate the Parent’s obligations under its guarantee to claims of the Parent’s other creditors, reducing or eliminating the ability to recover under the guarantee. Although laws differ among jurisdictions, in general, under applicable fraudulent transfer or conveyance laws, the guarantee could be voided as a fraudulent transfer or conveyance if (i) the guarantee was incurred with the intent of hindering, delaying or defrauding creditors or (ii) the Parent received less than reasonably equivalent value or fair consideration in return for incurring the guarantee and either (x) the Parent was insolvent or rendered insolvent by reason of the incurrence of the guarantee or subsequently became insolvent for other reasons, (y) the incurrence of the guarantee left the Parent with an unreasonably small amount of capital to carry on the business, or (z) the Parent intended to, or believed that it would, incur debts beyond its ability to pay such debts as they mature. A court would likely find that Parent did not receive reasonably equivalent value or fair consideration for its guarantee if it determined that the Parent did not substantially benefit directly or indirectly from the issuance of the 2017 Notes. If a court were to void a guarantee, noteholders would no longer have a claim against the Parent. In addition, the court might direct noteholders to repay any amounts that you already received from the Parent. Parent’s guarantee contains a provision intended to limit the Parent’s liability under the guarantee to the maximum amount that the Parent could incur without causing the incurrence of obligations under its guarantee to be deemed a fraudulent transfer. This provision may not be effective to protect the guarantee from being voided under fraudulent transfer law.

All consolidated subsidiaries of Exterran other than the Issuers are collectively referred to as the “Non-Guarantor Subsidiaries.” The 2017 Notes are structurally subordinated to any indebtedness and other liabilities (including trade payables) of any of the Non-Guarantor Subsidiaries. The Non-Guarantor Subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the 2017 Notes, or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Holders of the 2017 Notes will have no claim as a creditor against any Non-Guarantor Subsidiaries. In the event of bankruptcy, liquidation or reorganization of any of the Non-Guarantor Subsidiaries, such subsidiaries will pay current outstanding obligations to the holders of their debt and their trade creditors before they will be able to distribute any of their assets to the Parent or the Issuers. As a result, in the context of a bankruptcy, liquidation or reorganization, holders of the 2017 Notes would likely receive less, ratably, than holders of indebtedness and other liabilities (including trade payables of such entities).

The Parent and EESLP are also parties to our credit agreement, which covenants with which the Parent, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. These covenants may impact the ability of the Parent and EESLP to repay the 2017 Notes or amounts owing under Parent’s guarantee.

Summarized Financial Information (in thousands)

As a result of the Parent’s guarantee, we are presenting the following summarized financial information for the Issuers’ and Parent (collectively referred to as “the Obligated Group”) pursuant to Rule 13-01 of Regulation S-X, Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. For purposes of the following summarized financial information, transactions between the Parent and the Issuers, presented on a combined basis, have been eliminated and information for the Non-Guarantor Subsidiaries have been excluded. Amounts due from or due to the Non-Guarantor Subsidiaries and other related parties, as applicable, have been separately presented within the summarized financial information.

Three Months Ended March 31, 2020
Summarized Statement of Operations:
Revenues(1)	$97,104
Cost of sales(1)	81,972
Loss from continuing operations	(35,384)
Net loss	(35,384)

(1)Includes $24.5 million of revenue and $16.6 million of cost of sales for intercompany sales from the Obligated Group the Non-Guarantor Subsidiaries.

	March 31, 2020	December 31, 2019
Summarized Balance Sheet:
ASSETS
Intercompany receivables due from non-guarantors	$171,768	$177,649
Total current assets	328,559	353,431
Total long-term assets	245,377	249,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
Intercompany payables due to non-guarantors	$398,243	$399,645
Total current liabilities	528,083	552,941
Long-term liabilities	510,225	495,829

Unrestricted Cash. Of our $18.1 million unrestricted cash balance at March 31, 2020, $16.9 million was held by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to foreign withholding taxes. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S., the available borrowing capacity under our revolving credit facility and the repayment of intercompany liabilities from our non-U.S. subsidiaries will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

Share Repurchase Program. On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended March 31, 2019, we repurchased 268,500 shares of our common stock for $4.7 million in connection with our share repurchase program. During the three months ended March 31, 2020, we did not repurchase any shares under this program. As of March 31, 2020, the remaining authorized repurchase amount under the share repurchase program was $57.7 million.

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

The following table reconciles our net loss to EBITDA, as adjusted (in thousands):

	Three Months Ended March 31,
	2020	2019
Net loss	$(18,304)	$(5,394)
(Income) loss from discontinued operations, net of tax	154	(163)
Depreciation and amortization	32,610	38,217
Restatement related charges	—	48
Restructuring and other charges	1,188	384
Interest expense	9,953	8,163
Gain on currency exchange rate remeasurement of intercompany balances	(1,121)	(238)
Provision for income taxes	9,330	9,140
EBITDA, as adjusted	$33,810	$50,157

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with changes in foreign currency exchange rates due to our significant international operations. While the majority of our revenue contracts are denominated in the U.S. dollar, certain contracts or portions of certain contracts, most notably within our contract operations segment, are exposed to foreign currency fluctuations. Approximately 20% of revenues in our contract operations segment are denominated in a currency other than the U.S. dollar. The currencies for which we have our largest exchange rate exposures are related to changes in the Argentine Peso and the Brazilian Real. During the three months ended March 31, 2020, the Argentine Peso depreciated by approximately 7% and Brazilian Real depreciated by approximately 22%. The impact of foreign currency risk on income for these contracts is generally mitigated by matching costs with revenues in the same currency.

Additionally, the net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded foreign currency losses of $1.4 million and foreign currency gains of $0.7 million in our statements of operations during the three months ended March 31, 2020 and 2019, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Our material exchange rate exposure relates to intercompany loans to subsidiaries whose functional currency are the Brazilian Real and Canadian Dollar, which loans carried U.S. dollars balances of $18.2 million and $25.2 million, respectively, as of March 31, 2020. Foreign currency losses included translation gains of $1.1 million and $0.4 million during the three months ended March 31, 2020 and 2019, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. During the three months ended March 31, 2019, we entered into forward currency exchange contracts to mitigate exposures in U.S. dollars related to the Argentine Peso, Brazilian Real and Indonesian Rupiah. As a result of entering into these contracts, we recognized losses of $0.7 million during the three months ended March 31, 2019. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Contemporaneously with filing the Form 8-K on April 26, 2016, we self-reported the errors and possible irregularities at Belleli EPC to the SEC. On April 8, 2019, the SEC provided written notice to us stating that based on the information they had as of that date, they have concluded their investigation and did not intend to recommend enforcement action by the SEC against us in connection with that matter.

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except as follows:

Natural disasters, public health crises, including the COVID-19 pandemic, and other catastrophic events outside of our control may adversely affect our business or the business of third parties on which we depend.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In response to the pandemic, governmental authorities have mandated shutdowns, travel restrictions, social distancing requirements, stay at home orders and advisories and other restrictions. The COVID-19 pandemic and aggressive actions taken in response to it have negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption across most industries, including ours.

The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers and customer demand for our products, solutions, and services; our ability to sell and provide our products, solutions, and services, including as a result of supplier disruptions, travel restrictions and people working from home; the ability of our customers to pay for our products, solutions, and services; and any closures of our and our customers’ offices and facilities.

We are following local governmental guidance for viral spread mitigation, including having many of our employees who would traditionally work in an office work from home, and have put in place additional health and safety measures to protect our employees, customers and other parties who are working at our operating sites. However, the ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the mitigation measures noted above, which may affect our ability to fulfill our obligations to our customers. See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19 on our Business for further discussion of our response to, and the possible impact of, the COVID-19 pandemic on our business.

Many countries have significantly shut down their economies to mitigate the spreading of the virus, thus impacting consumer spending including reduced demand for oil and natural gas. This could indirectly impact the demand for and pricing of our products and services and negatively impact our operating results. Further deterioration in economic conditions, as a result of the COVID-19 pandemic or otherwise, could lead to a further or prolonged decline in demand for our products and services and negatively impact our business. For example, customers may slow down decision making, delay planned work or seek to terminate or renegotiate existing agreements. The pandemic may also impact financial markets and corporate credit markets which could adversely impact our access to financing or the terms of any such financing. These types of events are unpredictable and can materially affect our business, financial condition, results of operations and cash flows.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternate forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws, in each case, as amended from time to time, or (iv) any action asserting a claim governed by the internal affairs doctrine, shall be the Court of Chancery of the State of Delaware, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provision. This forum selection provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable or cost-effective for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. However, this forum selection clause will not preclude or limit the scope of exclusive federal or concurrent jurisdiction for actions brought under the Exchange Act, the Securities Act or the respective rules and regulations promulgated thereunder.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table summarizes our repurchases of equity securities during the three months ended March 31, 2020:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs (2)
January 1, 2020 - January 31, 2020	1,820	$7.83	—	$57,726,011
February 1, 2020 - February 29, 2020	165	5.37	—	57,726,011
March 1, 2020 - March 31, 2020	112,740	7.27	—	57,726,011
Total	114,725	$7.28	—	$57,726,011
____________________
(1)  Total number of shares repurchased includes 114,725 shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.
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

10.1	Chai Trust Agreement, dated February 29, 2020, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2020
10.2†*	Exterran Corporation 2020 Omnibus Incentive Plan, incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed on March 18, 20200
10.3†*	Form of Award Notice and Agreement for Performance Cash-Settled Units pursuant to the 2015 Stock Incentive Plan
10.4†*	Form of Award Notice and Agreement for Time-Vested Cash-Settled Restricted Stock pursuant to the 2015 Stock Incentive Plan
10.5†*	Form of Award Notice and Agreement for Common Stock Award for Non-Employee Directors pursuant to the 2015 Stock Incentive Plan
22.1*	List of Guarantor Subsidiaries
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
________________________________

†	Management contract or compensation plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exterran Corporation

Date: May 11, 2020	By:	/s/ DAVID A. BARTA
David A. Barta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)