Form 10-Q
period 2020-06-30
Exterran Corp
filed 2020-08-10
CIK 1635881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020
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

Number of shares of the common stock of the registrant outstanding as of August 3, 2020: 33,145,411 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS

Current assets:
Cash and cash equivalents	$27,051	$16,683
Restricted cash	—	19
Accounts receivable, net of allowance of $9,999 and $6,019, respectively	213,857	202,337
Inventory (Note 4)	130,152	143,538
Contract assets (Note 2)	39,763	46,537
Other current assets	21,519	22,477
Current assets associated with discontinued operations (Note 3)	4,401	4,332
Total current assets	436,743	435,923
Property, plant and equipment, net (Note 5)	803,571	844,410
Operating lease right-of-use assets	27,145	26,783
Deferred income taxes	10,313	13,994
Intangible and other assets, net	75,139	93,300
Long-term assets held for sale	442	624
Long-term assets associated with discontinued operations (Note 3)	1,750	2,970
Total assets	$1,355,103	$1,418,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$91,699	$123,444
Accrued liabilities	99,617	104,081
Contract liabilities (Note 2)	100,069	82,854
Current operating lease liabilities	6,223	6,268
Current liabilities associated with discontinued operations (Note 3)	7,725	9,998
Total current liabilities	305,333	326,645
Long-term debt (Note 6)	483,843	443,587
Deferred income taxes	1,056	993
Long-term contract liabilities (Note 2)	136,571	156,262
Long-term operating lease liabilities	32,116	30,958
Other long-term liabilities	50,083	49,263
Long-term liabilities associated with discontinued operations (Note 3)	981	758
Total liabilities	1,009,983	1,008,466
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 37,763,679 and 37,508,286 shares issued, respectively	378	375
Additional paid-in capital	749,025	747,622
Accumulated deficit	(367,431)	(317,238)
Treasury stock — 4,609,834 and 4,467,600 common shares, at cost, respectively	(57,412)	(56,567)
Accumulated other comprehensive income	20,560	35,346
Total stockholders’ equity (Note 11)	345,120	409,538
Total liabilities and stockholders’ equity	$1,355,103	$1,418,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues (Note 2):
Contract operations	$77,945	$89,684	$172,733	$175,384
Aftermarket services	24,993	30,113	52,902	57,415
Product sales	68,687	271,077	156,347	509,521
	171,625	390,874	381,982	742,320
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	23,746	30,336	55,206	58,927
Aftermarket services	19,020	21,017	40,201	41,735
Product sales	70,824	240,606	155,263	450,141
Selling, general and administrative	34,407	45,636	72,459	89,088
Depreciation and amortization	32,958	36,319	65,568	74,536
Impairments (Note 8)	6,512	5,919	6,512	5,919
Restatement related charges (recoveries), net	—	(28)	—	20
Restructuring and other charges (Note 9)	7,677	5,788	8,865	6,172
Interest expense	9,638	9,928	19,591	18,091
Gain on extinguishment of debt (Note 6)	(2,644)	—	(2,644)	—
Other (income) expense, net	(2,641)	(477)	(2,347)	(1,722)
	199,497	395,044	418,674	742,907
Loss before income taxes	(27,872)	(4,170)	(36,692)	(587)
Provision for income taxes (Note 10)	3,895	10,592	13,225	19,732
Loss from continuing operations	(31,767)	(14,762)	(49,917)	(20,319)
Income (loss) from discontinued operations, net of tax (Note 3)	(122)	7,457	(276)	7,620
Net loss	$(31,889)	$(7,305)	$(50,193)	$(12,699)

Basic net loss per common share (Note 13):
Loss from continuing operations per common share	$(0.97)	$(0.42)	$(1.53)	$(0.57)
Income from discontinued operations per common share	—	0.21	—	0.21
Net loss per common share	$(0.97)	$(0.21)	$(1.53)	$(0.36)

Diluted net loss per common share (Note 13):
Loss from continuing operations per common share	$(0.97)	$(0.42)	$(1.53)	$(0.57)
Income from discontinued operations per common share	—	0.21	—	0.21
Net loss per common share	$(0.97)	$(0.21)	$(1.53)	$(0.36)

Weighted average common shares outstanding used in net loss per common share (Note 13):
Basic	32,803	35,149	32,720	35,393
Diluted	32,803	35,149	32,720	35,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(31,889)	$(7,305)	$(50,193)	$(12,699)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,730)	420	(14,786)	(548)
Comprehensive loss	$(35,619)	$(6,885)	$(64,979)	$(13,247)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2019	$369	$734,458	$(208,677)	$(11,560)	$38,231	$552,821
Cumulative-effect adjustment from adoption of ASC 842 Leases			(6,184)			(6,184)
Net loss			(5,394)			(5,394)
Foreign currency translation adjustment					(968)	(968)
Treasury stock purchased				(7,087)		(7,087)
Stock-based compensation, net of forfeitures	6	3,990				3,996
Balance, March 31, 2019	$375	$738,448	$(220,255)	$(18,647)	$37,263	$537,184
Net loss			(7,305)			(7,305)
Foreign currency translation adjustment					420	420
Transfers from Archrock, Inc.		420				420
Treasury stock purchased				(14,224)		(14,224)
Stock-based compensation, net of forfeitures		3,487				3,487
Balance, June 30, 2019	$375	$742,355	$(227,560)	$(32,871)	$37,683	$519,982

Balance, January 1, 2020	$375	$747,622	$(317,238)	$(56,567)	$35,346	$409,538
Net loss			(18,304)			(18,304)
Foreign currency translation adjustment					(11,056)	(11,056)
Treasury stock purchased				(835)		(835)
Stock-based compensation, net of forfeitures	2	283				285
Balance, March 31, 2020	$377	$747,905	$(335,542)	$(57,402)	$24,290	$379,628
Net loss			(31,889)			(31,889)
Foreign currency translation adjustment					(3,730)	(3,730)
Treasury stock purchased				(10)		(10)
Stock-based compensation, net of forfeitures	1	1,120				1,121
Balance, June 30, 2020	$378	$749,025	$(367,431)	$(57,412)	$20,560	$345,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(50,193)	$(12,699)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	65,568	74,536
Impairments	6,512	5,919
Amortization of deferred financing costs	1,256	1,256
(Income) loss from discontinued operations, net of tax	276	(7,620)
Provision for doubtful accounts	3,980	—
Gain on sale of property, plant and equipment	(166)	(1,132)
Gain on remeasurement of intercompany balances	(3,198)	(1,037)
Loss on foreign currency derivatives	—	794
Gain on extinguishment of debt	(2,644)	—
Stock-based compensation expense	1,406	7,483
Deferred income tax expense (benefit)	3,892	(4,281)
Changes in assets and liabilities:
Accounts receivable and notes	(16,753)	(15,746)
Inventory	8,857	(29,260)
Contract assets	7,677	44,049
Other current assets	3,622	7,721
Accounts payable and other liabilities	(37,824)	(13,808)
Contract liabilities	14,225	33,123
Other	5,374	(5,472)
Net cash provided by continuing operations	11,867	83,826
Net cash provided by (used in) discontinued operations	(1,176)	3,102
Net cash provided by operating activities	10,691	86,928

Cash flows from investing activities:
Capital expenditures	(41,251)	(126,116)
Proceeds from sale of property, plant and equipment	236	4,149
Settlement of foreign currency derivatives	—	(794)
Net cash used in investing activities	(41,015)	(122,761)

Cash flows from financing activities:
Proceeds from borrowings of debt	225,500	386,000
Repayments of debt	(183,316)	(331,225)
Transfer from Archrock, Inc.	—	420
Purchases of treasury stock (Note 11)	(845)	(21,311)
Net cash provided by financing activities	41,339	33,884

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(666)	(332)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,349	(2,281)
Cash, cash equivalents and restricted cash at beginning of period	16,702	19,478
Cash, cash equivalents and restricted cash at end of period	$27,051	$17,197

Supplemental disclosure of non-cash transactions:
Accrued capital expenditures	$5,205	$14,758

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Exterran Corporation included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S.”) (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments of a normal recurring nature that are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2019. That report contains a comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year. Certain reclassifications have been made for the prior year period to conform to the current year presentation.

We refer to the condensed consolidated financial statements collectively as “financial statements,” and individually as “balance sheets,” “statements of operations,” “statements of comprehensive income (loss),” “statements of stockholders’ equity” and “statements of cash flows” herein.

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption across most industries. Efforts to mitigate the spread of COVID-19 have also resulted in decreased energy demand and additional weakness in energy pricing. To help control the spread of the virus and protect the health and safety of our employees and customers, we began temporarily closing our locations or modifying operating hours in our locations around the world. This was in response to governmental requirements including “stay-at-home” orders and similar mandates and in some of our locations we voluntarily went beyond the requirements of local government authorities. The broader implications of COVID-19 on our long-term future results of operations and overall financial condition remains uncertain. Due to the rapid market deterioration during the three months ended March 31, 2020, we concluded that a trigger existed and that we should evaluate our long-term assets for impairment. Therefore, we updated our impairment analysis and concluded that no impairment existed during the three months ended March 31, 2020. However, see Note 8 for discussion of impairment recorded on assets related to our U.S. compression business.

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

Note 2 - Revenue

Disaggregation of Revenue

The following tables present disaggregated revenue by products and services lines and by geographical regions for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by Products and Services	2020	2019	2020	2019
Contract Operations Segment:
Contract operations services (1)	$77,945	$89,684	$172,733	$175,384

Aftermarket Services Segment:
Operation and maintenance services (1)	$12,279	$14,102	$25,218	$26,775
Part sales (2)	9,685	12,193	20,509	21,989
Other services (1)	3,029	3,818	7,175	8,651
Total aftermarket services	$24,993	$30,113	$52,902	$57,415

Product Sales Segment:
Compression equipment (1)	$54,766	$170,263	$123,485	$315,702
Processing and treating equipment (1)	8,807	99,863	20,616	189,083
Production equipment (2)	—	23	578	2,458
Other product sales (1) (2)	5,114	928	11,668	2,278
Total product sales revenues	$68,687	$271,077	$156,347	$509,521

Total revenues	$171,625	$390,874	$381,982	$742,320

(1)Revenue recognized over time.
(2)Revenue recognized at a point in time.

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by Geographical Regions	2020	2019	2020	2019
North America	$49,922	$202,751	$108,461	$383,756
Latin America	58,352	76,161	135,149	154,648
Middle East and Africa	52,373	100,469	108,086	183,260
Asia Pacific	10,978	11,493	30,286	20,656
Total revenues	$171,625	$390,874	$381,982	$742,320

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

The following table summarizes the expected timing of revenue recognition from unsatisfied performance obligations (commonly referred to as backlog) as of June 30, 2020 (in thousands):

	Contract Operations Segment	Product Sales Segment
Remainder of 2020	$133,697	$158,924
2021	245,022	263,709
2022	195,696	103,321
2023	172,890	12,000
2024	148,288	9,000
Thereafter	358,369	29,316
Total backlog	$1,253,962	$576,270

Certain of our aftermarket services contracts are subject to cancellation or modification at the election of the customer.

If the primary component of our contract operations contracts is the lease component, the contracts are accounted for as operating leases. For these contracts, revenues are recognized on a straight-line basis. As of June 30, 2020, the total value of our contracts operations backlog accounted for as operating leases was approximately $167 million, of which $18 million is expected to be recognized in the remainder of 2020, $36 million is expected to be recognized in 2021, $39 million is expected to be recognized in 2022, $44 million is expected to be recognized in 2023 and $26 million is expected to be recognized in 2024. Contract operations revenue recognized as operating leases for the six months ended June 30, 2020 was approximately $16 million. Our product sales backlog includes contracts where there is a significant financing component. As of June 30, 2020, we had approximately $43 million expected to be recognized in future periods as interest income within our product sales segment.

Contract Assets and Contract Liabilities

The following table provides information about accounts receivables, net, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivables, net	$213,857	$202,337
Contract assets and contract liabilities:
Current contract assets	39,763	46,537
Long-term contract assets	6,726	16,280
Current contract liabilities	100,069	82,854
Long-term contract liabilities	136,571	156,262

During the six months ended June 30, 2020, revenue recognized from contract operations services included $15.3 million of revenue deferred in previous periods. Revenue recognized during the six months ended June 30, 2020 from product sales performance obligations partially satisfied in previous periods was $129.5 million, of which $29.3 million was included in billings in excess of costs at the beginning of the period. The decrease in current contract assets during the six months ended June 30, 2020 was primarily driven by the timing of billings on product sales in North America. The increase in current contract liabilities during the six months ended June 30, 2020 was primarily driven by the progression of product sales projects in the Middle East and Africa region. The decrease in long-term contract liabilities during the six months ended June 30, 2020 was primarily driven by recognition of revenue previously received from customers in the Latin America region.

Allowance for Doubtful Accounts

The Company estimates its reserves using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of accounts receivables, contract assets and long-term note receivables. The Company’s customer base have generally similar collectability risk characteristics, although larger customers may have lower risk than smaller independent customers. As a result of the expected impact of COVID-19 on our customers, in the six months ended June 30, 2020, we recorded an additional allowance for doubtful accounts of approximately $4.0 million. The allowance for doubtful accounts as of June 30, 2020 and changes for the six months then ended are as follows (in thousands):

Balance at December 31, 2019	$6,019
Current period provision for expected credit losses	3,980
Balance at June 30, 2020	$9,999

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

The following table summarizes the operating results of discontinued operations (in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
	Belleli EPC	Venezuela	Belleli EPC	Total
Revenue	$—	$—	$97	$97
Cost of sales (excluding depreciation and amortization expense)	88	—	(1,283)	(1,283)
Selling, general and administrative	101	33	149	182
Other (income) expense, net	5	—	(4)	(4)
Benefit from income taxes	(72)	—	(6,255)	(6,255)
Income (loss) from discontinued operations, net of tax	$(122)	$(33)	$7,490	$7,457

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	Belleli EPC	Venezuela	Belleli EPC	Total
Revenue	$124	$—	$234	$234
Cost of sales (excluding depreciation and amortization expense)	184	—	(1,599)	(1,599)
Selling, general and administrative	214	68	690	758
Other (income) expense, net	49	—	(332)	(332)
Benefit from income taxes	(47)	—	(6,213)	(6,213)
Income (loss) from discontinued operations, net of tax	$(276)	$(68)	$7,688	$7,620

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	June 30, 2020	December 31, 2019
	Belleli EPC	Belleli EPC
Accounts receivable	$3,852	$3,990
Contract assets	459	46
Other current assets	90	296
Total current assets associated with discontinued operations	4,401	4,332
Intangible and other assets, net	1,750	2,970
Total assets associated with discontinued operations	$6,151	$7,302

Accounts payable	$318	$1,503
Accrued liabilities	4,909	5,959
Contract liabilities	2,498	2,536
Total current liabilities associated with discontinued operations	7,725	9,998
Other long-term liabilities	981	758
Total liabilities associated with discontinued operations	$8,706	$10,756

Note 4 - Inventory

Inventory consisted of the following amounts (in thousands):

	June 30, 2020	December 31, 2019
Parts and supplies	$75,532	$92,005
Work in progress	45,964	44,565
Finished goods	8,656	6,968
Inventory	$130,152	$143,538

Note 5 - Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Compression equipment, processing facilities and other fleet assets	$1,571,949	$1,607,769
Land and buildings	67,136	67,187
Transportation and shop equipment	58,303	59,693
Computer software	50,827	51,663
Other	40,028	38,111
	1,788,243	1,824,423
Accumulated depreciation	(984,672)	(980,013)
Property, plant and equipment, net	$803,571	$844,410

Note 6 - Debt

Debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Revolving credit facility due October 2023	$132,500	$74,000
8.125% senior notes due May 2025	356,000	375,000
Other debt	29	237
Unamortized deferred financing costs of 8.125% senior notes	(4,657)	(5,413)
Total debt	483,872	443,824
Less: Amounts due within one year (1)	(29)	(237)
Long-term debt	$483,843	$443,587

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

As of June 30, 2020, we had $132.5 million in outstanding borrowings and $14.2 million in outstanding letters of credit under our revolving credit facility. At June 30, 2020, taking into account guarantees through letters of credit, we had undrawn capacity of $553.3 million under our revolving credit facility. Our Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $239.4 million of the $553.3 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of June 30, 2020.

8.125% Senior Notes Due May 2025

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued $375.0 million aggregate principal amount of 8.125% senior unsecured notes due 2025 (the “2017 Notes”). We guarantee the 2017 Notes on a senior unsecured basis. We may redeem the 2017 Notes at any time in cash, in whole or part, at certain redemption prices, including the applicable make-whole premium plus accrued and unpaid interest, if any, to the date of redemption. During the second quarter of 2020, we purchased and retired $19.0 million principal amount of our 2017 Notes for $16.3 million (including $0.2 million of accrued interest) resulting in a gain on extinguishment of debt of $2.6 million. The gain was calculated as the difference between the repurchase price and the carrying amount of the 2017 Notes, partially offset by $0.2 million in related deferred financing costs. The gain on extinguishment of debt is included as a separate item in our statements of operations. During July 2020, we purchased and retired an additional $5.0 million of our 2017 Notes for $4.3 million including $0.1 million of accrued interest.

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

Nonrecurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2020 and 2019, with pricing levels as of the date of valuation (in thousands):

	Six months ended June 30, 2020			Six months ended June 30, 2019
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Inventory (1)	$—	$—	$11,625	$—	$—	$—
Impaired long-lived assets (1)	—	—	19,080	—	—	—
Impaired assets- assets held for sale (2)	—	—	—	—	—	5,445
Long-term note receivable (3)	—	—	15,039	—	—	14,899

(1)Our estimate of the fair value of the inventory and long-lived assets as of June 30, 2020 are part of the U.S. compression fabrication business and was based on the expected values upon winding down the business.
(2)Our estimated fair value of the impaired assets held for sale during the six months ended June 30, 2019 was based on the expected proceeds from the sale of the assets.
(3)Our estimate of the fair value of a note receivable was discounted based on a settlement period of eight years and a discount rate of 6.2%. The undiscounted value of the note receivable, including interest, as of June 30, 2020 was $15.5 million.

Financial Instruments

Our financial instruments consists of cash, restricted cash, receivables, payables and debt. At June 30, 2020 and December 31, 2019, the estimated fair values of cash, restricted cash, receivables and payables approximated their carrying amounts as reflected in our balance sheets due to the short-term nature of these financial instruments.
The fair value of the 2017 Notes was estimated based on model derived calculations using market yields observed in active markets, which are Level 2 inputs. As of June 30, 2020 and December 31, 2019, the carrying amount of the 2017 Notes, excluding unamortized deferred financing costs, of $356.0 million and $375.0 million was estimated to have a fair value of $295.0 million and $371.0 million, respectively. Due to the variable rate nature of our revolving credit facility, the carrying value as of June 30, 2020 and December 31, 2019 approximated the fair value as the rate was comparable to the then-current market rate at which debt with similar terms could have been obtained.

Note 8 - Impairments

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the second quarter of 2020, in connection with our review of options for our U.S. compression fabrication business within our product sales segment, we reviewed the assets in this business compared to our estimate of future cash flows and recorded a $6.5 million impairment charge for the three and six months ended June 30, 2020 to adjust the carrying value to our estimate of fair market value.

During the second quarter of 2019, we classified certain long-lived assets as assets held for sale in our balance sheets. In conjunction with the planned disposition of these units, we recorded impairment charges of $5.9 million to write-down these assets to their approximate fair values for the three and six months ended June 30, 2019 based on the expected net proceeds. The fair value of these long-lived assets after impairment was $5.4 million.

Note 9 - Restructuring and Other Charges

The energy industry’s focus on cash flow, capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the second quarter of 2019, we began the consolidation of two of our manufacturing facilities located in Houston, Texas into one facility and announced a cost reduction plan primarily focused on workforce reductions. We incurred restructuring and other charges associated with these activities of $7.7 million and $8.9 million for the three and six months ended June 30, 2020, respectively and $5.9 million for the three and six months ended June 30, 2019. These charges are reflected as restructuring and other charges in our statements of operations and accrued liabilities on our balance sheets. The cost reduction plan is expected to be completed in the second half of 2020 and we expect to settle these charges within the next twelve months in cash. At this time, we cannot currently estimate the total restructuring costs that will be incurred as a result of this cost reduction plan.

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
The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the six months ended June 30, 2020 and 2019 (in thousands):

	Cost Reduction Plan	Relocation Plan	Total
Beginning balance at January 1, 2019	$—	$309	$309
Additions for costs expensed	5,928	244	6,172
Reductions for payments	(336)	(553)	(889)
Ending balance at June 30, 2019	$5,592	$—	$5,592

Beginning balance at January 1, 2020	$2,281	$—	$2,281
Additions for costs expensed, net	8,865	—	8,865
Reductions for payments	(3,214)	—	(3,214)
Foreign exchange impact	(404)	—	(404)
Ending balance at June 30, 2020	$7,528	$—	$7,528

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee termination benefits	$4,924	$5,928	$5,259	$5,928
Consulting fees	2,364	—	2,564	—
Relocation costs	—	(140)	165	244
Other	389	—	877	—
Total restructuring and other charges	$7,677	$5,788	$8,865	$6,172

The following table summarizes the components of charges included in restructuring and other charges incurred since the announcement of the cost reduction plan in the second quarter of 2019 (in thousands):

Total
Employee termination benefits	$12,295
Consulting fees	3,205
Relocation costs	907
Other	877
Total restructuring and other charges	$17,284

Note 10 - Provision for Income Taxes

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21.0% and our effective tax rate of (14.0)% for the three months ended June 30, 2020: (i) a (9.8)% negative impact resulting from unrecognized tax benefits under FASB’s Interpretation No. 48 of Financial Accounting Standard 109 (“FIN 48”), (ii) a (3.4)% negative impact resulting from foreign currency devaluations in Argentina, and (iii) a (14.7)% negative impact resulting from the recording of valuation allowances against U.S. deferred tax assets.

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate of (36.0)% for the six months ended June 30, 2020: (i) a (16.3)% negative impact resulting primarily from rate differences between U.S. and foreign jurisdictions including foreign withholding taxes, (ii) a (9.2)% negative impact resulting from unrecognized tax benefits under FIN 48, and (iii) a (20.2)% negative impact resulting from the recording of valuation allowances against U.S. deferred tax assets.

Our effective tax rate decreased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase in valuation allowances recorded in the U.S., a decrease in foreign withholding tax, an increase in the FIN 48 reserve and a decrease in tax related to foreign exchange movement in Argentina in 2019.

Note 11 - Stockholders’ Equity

Share Repurchase Program

On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the six months ended June 30, 2019, we repurchased 1,290,078 shares of our common stock for $18.8 million in connection with our share repurchase program. During the six months ended June 30, 2020, we did not repurchase any shares under this program. As of June 30, 2020, the remaining authorized repurchase amount under the share repurchase program was $57.7 million.

Additionally, treasury stock purchased during the six months ended June 30, 2020 and 2019 included shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards.

Note 12 - Stock-Based Compensation

Stock Options

There were no stock options granted during the six months ended June 30, 2020 and 2019.

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

The table below presents the changes in restricted stock, restricted stock units and performance units for our common stock during the six months ended June 30, 2020.

	Equity Awards		Liability Awards
	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2020	842	$22.79	318	$17.01
Granted	149	7.03	1,182	8.54
Vested	(411)	20.91	(80)	26.24
Cancelled	(208)	29.72	(22)	17.01
Non-vested awards, June 30, 2020	372	14.68	1,398	9.32

As of June 30, 2020, we estimate $13.3 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance units issued to our employees to be recognized over the weighted-average vesting period of 1.7 years.

Note 13 - Net Income (Loss) Per Common Share

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

The following table presents a reconciliation of basic and diluted net loss per common share for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator for basic and diluted net loss per common share:
Loss from continuing operations	$(31,767)	$(14,762)	$(49,917)	$(20,319)
Income (loss) from discontinued operations, net of tax	(122)	7,457	(276)	7,620
Less: Net income attributable to participating securities	—	—	—	—
Net loss — used in basic and diluted net loss per common share	$(31,889)	$(7,305)	$(50,193)	$(12,699)

Weighted average common shares outstanding including participating securities	33,175	35,944	33,161	36,198
Less: Weighted average participating securities outstanding	(372)	(795)	(441)	(805)
Weighted average common shares outstanding — used in basic net loss per common share	32,803	35,149	32,720	35,393
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	*	*	*
Weighted average common shares outstanding — used in diluted net loss per common share	32,803	35,149	32,720	35,393

Net loss per common share:
Basic	$(0.97)	$(0.21)	$(1.53)	$(0.36)
Diluted	$(0.97)	$(0.21)	$(1.53)	$(0.36)

* Excluded from diluted net income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable for the three and six months ended June 30, 2020 and 2019 that were excluded from computing diluted net loss per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value	30	69	43	71
Net dilutive potential common shares issuable	30	69	43	71

Note 14 - Commitments and Contingencies

Contingencies

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of June 30, 2020 and December 31, 2019, we had accrued $3.5 million and $3.7 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

Note 15 - Reportable Segments

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

The following table presents revenue and other financial information by reportable segment for the three and six months ended June 30, 2020 and 2019 (in thousands):

Three Months Ended	Contract Operations	Aftermarket Services	Product Sales	Reportable Segments Total
June 30, 2020:
Revenue	$77,945	$24,993	$68,687	$171,625
Gross margin (1)	54,199	5,973	(2,137)	58,035
June 30, 2019:
Revenue	$89,684	$30,113	$271,077	$390,874
Gross margin (1)	59,348	9,096	30,471	98,915

Six Months Ended	Contract Operations	Aftermarket Services	Product Sales	Reportable Segments Total
June 30, 2020:
Revenue	$172,733	$52,902	$156,347	$381,982
Gross margin (1)	117,527	12,701	1,084	131,312
June 30, 2019:
Revenue	$175,384	$57,415	$509,521	$742,320
Gross margin (1)	116,457	15,680	59,380	191,517

(1) Gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense).

The following table reconciles loss before income taxes to total gross margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Loss before income taxes	$(27,872)	$(4,170)	$(36,692)	$(587)
Selling, general and administrative	34,407	45,636	72,459	89,088
Depreciation and amortization	32,958	36,319	65,568	74,536
Impairments	6,512	5,919	6,512	5,919
Restatement related charges (recoveries), net	—	(28)	—	20
Restructuring and other charges	7,677	5,788	8,865	6,172
Interest expense	9,638	9,928	19,591	18,091
Gain on extinguishment of debt	(2,644)	—	(2,644)	—
Other (income) expense, net	(2,641)	(477)	(2,347)	(1,722)
Total gross margin	$58,035	$98,915	$131,312	$191,517

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
•risks associated with natural disasters, pandemics and other public health crisis and other catastrophic events outside our control, including the continued spread and impact of, and the response to, the novel coronavirus (“COVID-19”) pandemic which began in late 2019;
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
•risks associated with our operations, such as equipment defects, equipment malfunctions and environmental discharges;
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
•changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures; and
•risks associated with our level of indebtedness and our ability to fund our business.

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

Financial Results of Operations

Overview

Industry Conditions and Trends

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. Although we believe our contract operations business is typically less impacted by short-term commodity prices than certain other energy products and service providers, changes in oil and natural gas exploration and production spending normally result in changes in demand for our products and services.

Recent global demand challenges presented by the COVID-19 pandemic and aggressive actions taken to contain it have caused severe downside volatility in the price for oil and a significant reduction in demand, as well as an oversupply, globally. In response, many energy companies are drastically reducing their capital spending in 2020 in order to maintain liquidity and returns. We expect this to constrain the amount of new projects that customers sanction in the coming year and has resulted in the shutting in of certain existing oil and natural gas wells in certain geographies. The timing of recovery of demand to pre-pandemic levels remains uncertain.

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

We have continued to work toward our strategy to be a company that leverages technology and operational excellence to provide complete systems and process solutions in energy and industrial applications. Over the past several years, we have made significant progress in this journey by taking actions to protect our core business, develop important organizational capabilities, commercialize new products and services and implement new processes to position Exterran for success. We are focused on optimizing our portfolio of products and services to better serve our global customers while providing a more attractive investment option for our investors. As we continue on this path, we have decided that the U.S. compression fabrication business is non-core to our strategy going forward. We are now planning to exit the business and will look to wind down or sell the business or underlying assets. The U.S. compression fabrication business is included in our product sales segment and during the six months ended June 30, 2020 and 2019, we recognized revenue of $90.1 million and $309.9 million, respectively, and cost of sales of $83.7 million and $281.2 million, respectively. During the year ended December 31, 2019, we recognized revenue of $521.4 million and cost of sales of $472.5 million. We also recognized impairment charges of $6.5 million during the six months ended June 30, 2020. The remaining backlog tied to the business as of the end of the second quarter 2020 is $29.1 million.

Historically, oil, natural gas and natural gas liquids prices and the level of drilling and exploration activity in North America have been volatile. The Henry Hub spot price for natural gas was $1.76 per MMBtu at June 30, 2020, which was 16% and 27% lower than the prices at December 31, 2019 and June 30, 2019, respectively, and the U.S. natural gas liquid composite price was $2.85 per MMBtu for the month of April 2020, which was 47% and 37% lower than the prices for the month of December 2019 and June 2019, respectively. In addition, the West Texas Intermediate crude oil spot price as of June 30, 2020 was 36% and 33% lower than the price at December 31, 2019 and at June 30, 2019, respectively. Volatility in demand for energy and in commodity prices as well as an industry trend towards disciplined capital spending and improving returns have caused timing uncertainties in demand for our products recently. These uncertainties have caused delays in the timing of new equipment orders and lower bookings in our product sales segment. Booking activity levels for our product sales segment in North America during the six months ended June 30, 2020 were $13.9 million, which represents a decrease of 85% compared to the six months ended June 30, 2019.

Longer-term fundamentals in our international markets partially depend on international oil and gas infrastructure projects, many of which are based on the longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based on longer-term fundamentals that may be less tied to near term commodity prices than our North American customers. Over the long-term, we believe the demand for our products and services in international markets will continue, and we expect to have opportunities to grow our international businesses. Booking activity levels for our product sales segment in international markets during the six months ended June 30, 2020 were $440.8 million, which represents an increase of 519% compared to the six months ended June 30, 2019.
Aggregate booking activity levels for our product sales segment in North America and international markets during the six months ended June 30, 2020 were $454.7 million, which represents an increase of 175% compared to the six months ended June 30, 2019, respectively. Fluctuations in the size and timing of customers’ requests for bid proposals and awards of new contracts tend to create variability in booking activity levels from period to period.

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
•Closing operations where and until assessments were completed to ensure we could operate in a safe manner; and
•Reestablishing operations once safety mechanisms were in place. This included the acquisition of additional personal protective equipment and establishing screening and other workplace processes.

To date our actions in response to the pandemic and the primary impacts on our business are summarized below:
•As most of our operations are considered essential by local government authorities, our service operations that are provided under long-term contracts have to a large extent continued to operate under substantially normal conditions;
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
•We are continuing to have discussions with customers at their request to save them costs by collaborating with them on how we can manage costs and/or optimize the projects performance to potentially improve our and their results;
•We evaluated our accounts receivable and given the current energy environment and expected impact to the financials of our customers, we increased our reserve for uncollectible accounts by $4.0 million;
•Given COVID-19’s impact on demand for energy and decreased commodity prices which impact our customer’s capital spending, during the three months ended March 31, 2020, we tested our long-term assets for impairment and concluded that no impairment was indicated;
•As many of our suppliers have increased delivery times including as a result of disruptions in shipping, we are working with customers on revising expected due-dates for delivery, and expect to push out the timing of our recognition of revenue and gross margin on certain projects as a result of these delays; and
•We have participated in certain COVID-19 tax incentive programs in certain jurisdictions in which we operate. These primarily allowed a delay in filing and/or paying of taxes for short periods of time. In the U.S., we filed a request for refund and received a $2.5 million Alternative Minimum Tax refund in June 2020, which was earlier than originally scheduled due to the provisions of the CARES Act. We have not participated in any government sponsored loan programs under the CARES Act.

We are unable to predict the impact that COVID-19 will have on our long-term financial position and operating results due to numerous uncertainties. The long-term impact of the pandemic on our customers and the global economy will depend on various factors, including the scope, severity and duration of the pandemic. A prolonged economic downturn or recession resulting from the pandemic could adversely affect many of our customers which could, in turn, adversely impact our business, financial condition and results of operations. We will continue to assess the evolving impact of the COVID-19 pandemic and intend to make adjustments to its responses accordingly.

Operating Highlights

The following table summarizes our contract operations and product sales backlog (in thousands):

	June 30, 2020	December 31, 2019	June 30, 2019
Contract Operations Backlog:
Contract operations services	$1,253,962	$1,252,001	$1,318,985

Product Sales Backlog:
Compression equipment	$87,510	$160,946	$241,237
Processing and treating equipment	453,729	69,912	94,758
Other product sales	35,031	47,094	25,679
Total product sales backlog	$576,270	$277,952	$361,674

Summary of Results

Revenue.
Revenue during the three months ended June 30, 2020 and 2019 was $171.6 million and $390.9 million, respectively. The decrease in revenue during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was due to decreases in revenue in our product sales, contract operations and aftermarket services segments. The decrease in our product sales segment was primarily due to an overall decline in bookings as a consequence of market conditions in North America.

Revenue during the six months ended June 30, 2020 and 2019 was $382.0 million and $742.3 million, respectively. The decrease in revenue during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was due to decreases in revenue in our product sales, aftermarket services and contract operations segments. The decrease in our product sales segment was primarily due to an overall decline in bookings as a consequence of market conditions in North America.

Net loss.
We generated a net loss of $31.9 million and $7.3 million during the three months ended June 30, 2020 and 2019, respectively. The increase in net loss during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to decreases in gross margin for our product sales, contract operations and aftermarket services segments, a decrease in income from discontinued operations, net of tax, and an increase in restructuring and other charges, partially offset by a decrease in selling, general and administrative (“SG&A”) expense, a decrease in income taxes, a decrease in depreciation and amortization expense, a gain in extinguishment of debt of $2.6 million and an increase in foreign currency gain of $2.1 million. Net loss during the three months ended June 30, 2020 included loss from discontinued operations, net of tax, of $0.1 million and net loss during the three months ended June 30, 2019 included income from discontinued operations, net of tax, of $7.5 million due to a $6.5 million tax benefit related to a settlement of Italian tax litigation previously recorded as an unrecognized tax benefit.

We generated a net loss of $50.2 million and $12.7 million during the six months ended June 30, 2020 and 2019, respectively. The increase in net loss during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to a decrease in gross margin for our product sales segment, a decrease in income from discontinued operations, net of tax, and increases in restructuring and other charges and interest expenses, partially offset by decreases in SG&A expense, depreciation and amortization expenses and income taxes, and a gain on extinguishment of debt of $2.6 million. Net loss during the six months ended June 30, 2020 included loss from discontinued operations, net of tax, of $0.3 million and net loss during the six months ended June 30, 2019 included income from discontinued operations, net of tax of $7.6 million due to a $6.5 million tax benefit related to a settlement of Italian tax litigation previously recorded as an unrecognized tax benefit.

EBITDA, as adjusted.
Our EBITDA, as adjusted, was $24.2 million and $53.2 million during the three months ended June 30, 2020 and 2019, respectively. EBITDA, as adjusted, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 decreased primarily due to decreases in gross margin for our product sales, contract operations and aftermarket services segments, partially offset by a decrease in SG&A expense.

Our EBITDA, as adjusted, was $58.0 million and $103.3 million during the six months ended June 30, 2020 and 2019, respectively. EBITDA, as adjusted, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 decreased primarily due to a decrease in gross margin for our product sales segment, partially offset by a decrease in SG&A expense.

EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net loss, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures” included elsewhere in this Quarterly Report.

The Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Contract Operations
(dollars in thousands)

	Three Months Ended June 30,
	2020	2019	Change	% Change
Revenue	$77,945	$89,684	$(11,739)	(13)%
Cost of sales (excluding depreciation and amortization expense)	23,746	30,336	(6,590)	(22)%
Gross margin	$54,199	$59,348	$(5,149)	(9)%
Gross margin percentage (1)	70%	66%	4%	6%
___________________
(1) Defined as gross margin divided by revenue.

The decrease in revenue during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to a decrease in revenue of $16.0 million in the Latin America region, partially offset by an increase in revenue of $4.3 million in the Middle East and Africa region. The revenue decrease in the Latin America region was primarily driven by a decrease of $9.6 million in Mexico from the sale of equipment pursuant to a purchase option exercised by a customer during the fourth quarter of 2019, a $5.4 million decrease in Argentina primarily due to a devaluation of the Argentine Peso during the current period and contract stops, and a $3.8 million decrease in Brazil from the impact of foreign currency exchange rates and contract stops. These revenue decreases in the Latin America region were partially offset by an increase of $3.4 million primarily driven by the start-up of a project during the second half of 2019. The revenue increase in the Middle East and Africa region was primarily due to the start-up of projects that were not operating in the prior year period. Gross margin decreased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to the revenue decreases explained above. Gross margin percentage during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 increased primarily due to reduced operating expenses relative to the prior year and the impact of the projects that started up in the current year period.

Aftermarket Services
(dollars in thousands)

	Three Months Ended June 30,
	2020	2019	Change	% Change
Revenue	$24,993	$30,113	$(5,120)	(17)%
Cost of sales (excluding depreciation and amortization expense)	19,020	21,017	(1,997)	(10)%
Gross margin	$5,973	$9,096	$(3,123)	(34)%
Gross margin percentage	24%	30%	(6)%	(20)%

The decrease in revenue during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to decreases in part sales and operation and maintenance services. Gross margin and gross margin percentage decreased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the revenue decrease explained above and a shift in product mix in the Asia Pacific region during the current year period.

Product Sales
(dollars in thousands)

	Three Months Ended June 30,
	2020	2019	Change	% Change
Revenue	$68,687	$271,077	$(202,390)	(75)%
Cost of sales (excluding depreciation and amortization expense)	70,824	240,606	(169,782)	(71)%
Gross margin	$(2,137)	$30,471	$(32,608)	(107)%
Gross margin percentage	(3)%	11%	(14)%	(127)%

The decrease in revenue during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to decreases in revenue of $153.3 million and $50.1 million in the North America and Middle East and Africa regions, respectively. The decrease in revenue in the North America region was primarily due to decreases of $124.3 million and $29.0 million in compression revenue and processing and treating equipment revenue, respectively, due to an overall decline in bookings. The decrease in revenue in the Middle East and Africa region was primarily due to a decrease of $62.0 million in processing and treating equipment revenue due to nearing completion on a specific project, partially offset by increases of $7.7 million and $3.9 million in compression revenue and water solutions revenue, respectively. Gross margin decreased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to the revenue decreases explained above and higher expenses on a specific project in the Middle East and Africa region. Gross margin percentage decreased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to the higher expenses discussed above and a shift in product mix in the North America region during the current year period.

Costs and Expenses
(dollars in thousands)

	Three Months Ended June 30,
	2020	2019	Change	% Change
Selling, general and administrative	$34,407	$45,636	$(11,229)	(25)%
Depreciation and amortization	32,958	36,319	(3,361)	(9)%
Impairments	6,512	5,919	593	10%
Restatement recoveries	—	(28)	28	(100)%
Restructuring and other charges	7,677	5,788	1,889	33%
Interest expense	9,638	9,928	(290)	(3)%
Gain on extinguishment of debt	(2,644)	—	(2,644)	N/A
Other (income) expense, net	(2,641)	(477)	(2,164)	454%

Selling, general and administrative
SG&A expense decreased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to a decrease in compensation costs. SG&A expense as a percentage of revenue was 20% and 12% during the three months ended June 30, 2020 and 2019, respectively.

Depreciation and amortization
Depreciation and amortization expense during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 decreased primarily due to a decrease in depreciation expense of approximately $9.0 million in the current year period resulting from the sale of equipment on a contract operations contract in the Latin America region in the fourth quarter of 2019. This decrease was partially offset by an increase of approximately $6.4 million in depreciation for installation costs on contract operations projects that were not operating in the prior year period. Capitalized installation costs included, among other things, civil engineering, piping, electrical instrumentation and project management costs.

Impairments
During the second quarter of 2020, in connection with our review of options for our U.S. compression fabrication business within our product sales segment, we reviewed the assets in this business compared to our estimate of future cash flows and recorded a $6.5 million impairment charge for the three months ended June 30, 2020 to adjust the carrying value to our estimate of fair market value.

During the second quarter of 2019, we classified certain long-lived assets as assets held for sale in our balance sheets. In conjunction with the planned disposition of these units, we recorded impairment charges of $5.9 million to write-down these assets to their approximate fair values for the three months ended June 30, 2019 based on the expected net proceeds.

Restructuring and other charges
The energy industry’s focus on capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the second quarter of 2019, we began the consolidation of two of our manufacturing facilities located in Houston, Texas into one facility and announced a cost reduction plan primarily focused on workforce reductions. We incurred restructuring and other charges associated with these activities of $7.7 million and $5.9 million during the three months ended June 30, 2020 and 2019.

Interest expense
The decrease in interest expense during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to a lower average balance of long-term debt. During the three months ended June 30, 2020 and 2019, the average daily outstanding borrowings of long-term debt were $497.9 million and $520.8 million, respectively.

Extinguishment of debt
During the second quarter of 2020, we purchased and retired $19.0 million principal amount of our 8.125% senior unsecured notes due 2025 (the “2017 Notes”) for $16.3 million including $0.2 million of accrued interest. During the three months ended June 30, 2020 we recognized a gain on extinguishment of debt of $2.6 million, which was calculated as the difference between the repurchase price and the carrying amount of the 2017 Notes, partially offset by $0.2 million in related deferred financing costs.

Other (income) expense, net
The change in other (income) expense, net, was primarily due to foreign currency gains of $1.6 million during the three months ended June 30, 2020 compared to foreign currency losses, net of losses on foreign currency derivatives, of $0.5 million during the three months ended June 30, 2019. Foreign currency losses and gains included translation gains of $2.1 million and translation gains, net of losses on foreign currency derivatives of $0.6 million during the three months ended June 30, 2020 and 2019, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations.

Income Taxes
(dollars in thousands)

	Three Months Ended June 30,
	2020	2019	Change	% Change
Provision for income taxes	$3,895	$10,592	$(6,697)	(63)%
Effective tax rate	(14.0)%	(254.0)%	240.0%	(94)%

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21.0% and our effective tax rate for the three months ended June 30, 2020: (i) a (9.8)% negative impact resulting from unrecognized tax benefits under FASB’s Interpretation No. 48 of Financial Accounting Standard 109 (“FIN 48”), (ii) a (3.4)% negative impact resulting from foreign currency devaluations in Argentina, and (iii) a (14.7)% negative impact resulting from the recording of valuation allowances against U.S. deferred tax assets.

Discontinued Operations
(dollars in thousands)

	Three Months Ended June 30,
	2020	2019	Change	% Change
Income (loss) from discontinued operations, net of tax	$(122)	$7,457	$(7,579)	(102)%

Income (loss) from discontinued operations, net of tax, includes our Venezuelan subsidiary’s operations that were expropriated in June 2009 and our Belleli EPC business.

Income (loss) from discontinued operations, net of tax, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 decreased primarily due to a $7.6 million decrease in income from Belleli EPC. During the three months ended June 30, 2019, we recorded a $6.5 million tax benefit related to a settlement of Italian tax litigation previously recorded as an unrecognized tax benefit. For further details on our discontinued operations, see Note 3 to the Financial Statements.

The Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Contract Operations
(dollars in thousands)

	Six Months Ended June 30,
	2020	2019	Change	% Change
Revenue	$172,733	$175,384	(2,651)	(2)%
Cost of sales (excluding depreciation and amortization expense)	55,206	58,927	(3,721)	(6)%
Gross margin	$117,527	$116,457	1,070	1%
Gross margin percentage (1)	68%	66%	2%	3%
___________________
(1) Defined as gross margin divided by revenue.

The decrease in revenue during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to a decrease in revenue of $13.5 million in the Latin America region, partially offset by an increase in revenue of $10.4 million in the Middle East and Africa region. The revenue decrease in the Latin America region was primarily due to a decrease of $18.0 million in Mexico from the sale of equipment pursuant to a purchase options exercised by a customer during the fourth quarter of 2019 and the impact of renegotiations on a contract extension that resulted in lower revenue in the current year period, and a $6.4 million decrease in Argentina due to a devaluation on the Argentine Peso during the current year period and contract stops. These revenue decreases in the Latin America region were partially offset by an increase of $10.7 million primarily driven by the start-up of a project during the second half of 2019, and the sale of equipment pursuant to a customer purchase of contracted equipment during the current year period, net of the impact of foreign currency exchange rates and contract stops. The revenue increase in the Middle East and Africa region was primarily due to the start-up of projects that were not operating in the prior year period. Gross margin increased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the start-up of new projects in the Middle East and Africa region and the Latin America region. Gross margin percentage during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 remained relatively flat.

Aftermarket Services
(dollars in thousands)

	Six Months Ended June 30,
	2020	2019	Change	% Change
Revenue	$52,902	$57,415	(4,513)	(8)%
Cost of sales (excluding depreciation and amortization expense)	40,201	41,735	(1,534)	(4)%
Gross margin	$12,701	$15,680	(2,979)	(19)%
Gross margin percentage	24%	27%	(3)%	(11)%

The decrease in revenue during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to decreases in part sales and operation and maintenance services. Gross margin and gross margin percentage decreased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the revenue decrease explained above and a shift in product mix in the Asia Pacific region during the current year period.

Product Sales
(dollars in thousands)

	Six Months Ended June 30,
	2020	2019	Change	% Change
Revenue	$156,347	$509,521	(353,174)	(69)%
Cost of sales (excluding depreciation and amortization expense)	155,263	450,141	(294,878)	(66)%
Gross margin	$1,084	$59,380	(58,296)	(98)%
Gross margin percentage	1%	12%	(11)%	(92)%

The decrease in revenue during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to decreases in revenue of $276.7 million and $85.6 million in the North America and Middle East and Africa regions, respectively, partially offset by an increase in revenue of $11.6 million in the Asia Pacific region. The decrease in revenue in the North America region was primarily due to decreases of $219.8 million and $57.1 million in compression revenue and processing and treating equipment revenue, respectively, due to an overall decline in bookings. The decrease in revenue in the Middle East and Africa region was primarily due to a decrease of $111.3 million in processing and treating equipment revenue due to nearing completion on a specific project, partially offset by increases of $15.6 million and $9.4 million in compression revenue and water solutions revenue, respectively. The increase in revenue in the Asia Pacific region was primarily due to an increase of $12.0 million in compression revenue. Gross margin decreased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to the revenue decrease explained above and higher expenses on a specific project in the Middle East and Africa region. Gross margin percentage during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 decreased primarily due to the higher expenses discussed above and a shift in product mix in the North America region during the current year period.

Costs and Expenses
(dollars in thousands)

	Six Months Ended June 30,
	2020	2019	Change	% Change
Selling, general and administrative	$72,459	$89,088	(16,629)	(19)%
Depreciation and amortization	65,568	74,536	(8,968)	(12)%
Impairments	6,512	5,919	593	10%
Restatement related charges	—	20	(20)	(100)%
Restructuring and other charges	8,865	6,172	2,693	44%
Interest expense	19,591	18,091	1,500	8%
Gain on extinguishment of debt	(2,644)	—	(2,644)	N/A
Other (income) expense, net	(2,347)	(1,722)	(625)	36%

Selling, general and administrative
SG&A expense decreased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to a decrease in compensation costs. SG&A expense as a percentage of revenue was 19% and 12% during the six months ended June 30, 2020 and 2019, respectively.

Depreciation and amortization
Depreciation and amortization expense during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 decreased primarily due to a decrease in depreciation expense of approximately $18.4 million in the current year period resulting from the sale of equipment on a contract operations contract in the Latin America region in the fourth quarter of 2019 and a decrease of approximately $2.0 million in compressor equipment for equipment that was impaired in the fourth quarter of 2019. This decrease was partially offset by an increase of approximately $11.7 million in depreciation for installation costs on contract operations projects that were not operating in the prior year period. Capitalized installation costs included, among other things, civil engineering, piping, electrical instrumentation and project management costs.

Impairments
During the second quarter of 2020, in connection with our review of options for our U.S. compression fabrication business within our product sales segment, we reviewed the assets in this business compared to our estimate of future cash flows and recorded a $6.5 million impairment charge for the six months ended June 30, 2020 to adjust the carrying value to our estimate of fair market value.

During the second quarter of 2019, we classified certain long-lived assets as assets held for sale in our balance sheets. In conjunction with the planned disposition of these units, we recorded impairment charges of $5.9 million to write-down these assets to their approximate fair values for the six months ended June 30, 2019 based on the expected net proceeds.

Restructuring and other charges
The energy industry’s focus on capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the second quarter of 2019, we began the consolidation of two of our manufacturing facilities located in Houston, Texas into one facility and announced a cost reduction plan primarily focused on workforce reductions. We incurred restructuring and other charges associated with these activities of $8.9 million and $5.9 million during the six months ended June 30, 2020 and 2019.

In the second quarter of 2018, we initiated a relocation plan in the Latin America region to better align our contract operations business with our customers. As a result of this plan, during the six months ended June 30, 2019, we incurred restructuring and other charges of $0.2 million primarily related to relocation costs.

Interest expense
The increase in interest expense during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to a lower average balance of long-term debt, partially offset by a decrease in capitalized interest. During the six months ended June 30, 2020 and 2019, the average daily outstanding borrowings of long-term debt were $493.2 million and $502.9 million, respectively.

Extinguishment of debt
During the second quarter of 2020, we purchased and retired $19.0 million principal amount of our 2017 Notes for $16.3 million including $0.2 million of accrued interest. During the six months ended June 30, 2020, we recognized a gain on extinguishment of debt of $2.6 million, which was calculated as the difference between the repurchase price and the carrying amount of the 2017 Notes, partially offset by $0.2 million in related deferred financing costs.

Other (income) expense, net
The change in other (income) expense, net, was primarily due to foreign currency gains of $0.3 million during the six months ended June 30, 2020 compared to foreign currency losses, net of losses on foreign currency derivatives, of $0.4 million during the six months ended June 30, 2019. Foreign currency losses and gains included translation gains of $3.2 million and translation gains, net of losses on foreign currency derivatives of $0.8 million during the six months ended June 30, 2020 and 2019, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations.

Income Taxes
(dollars in thousands)

	Six Months Ended June 30,
	2020	2019	Change	% Change
Provision for income taxes	$13,225	$19,732	(6,507)	(33)%
Effective tax rate	(36.0)%	(3,361.5)%	3,325.5%	(99)%

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate for the six months ended June 30, 2020: (i) a (16.3)% negative impact resulting primarily from rate differences between U.S. and foreign jurisdictions including foreign withholding taxes, (ii) a (9.2)% negative impact resulting from unrecognized tax benefits under FIN 48, and (iii) a (20.2)% negative impact resulting from the recording of valuation allowances against U.S. deferred tax assets.

Discontinued Operations
(dollars in thousands)

	Six Months Ended June 30,
	2020	2019	Change	% Change
Income (loss) from discontinued operations, net of tax	$(276)	$7,620	(7,896)	(104)%

Income (loss) from discontinued operations, net of tax, includes our Venezuelan subsidiary’s operations that were expropriated in June 2009 and our Belleli EPC business.

Income (loss) from discontinued operations, net of tax, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 decreased primarily due to an $8.0 million decrease in income from Belleli EPC. During the six months ended June 30, 2019, we recorded a $6.5 million tax benefit related to a settlement of Italian tax litigation previously recorded as an unrecognized tax benefit. For further details on our discontinued operations, see Note 3 to the Financial Statements.

Liquidity and Capital Resources

Our unrestricted cash balance was $27.1 million at June 30, 2020 compared to $16.7 million at December 31, 2019. Working capital increased to $131.4 million at June 30, 2020 from $109.3 million at December 31, 2019. The increase in working capital was primarily due to a decrease in accounts payable, an increase in accounts receivables and a decrease in accrued liabilities, partially offset by an increase in contract liabilities and decreases in inventory and contract assets. The decrease in accounts payable was largely caused by the timing of purchases and payments to suppliers during the current year period. The increase in accounts receivables was primarily driven by the timing of milestone billings on product sales projects in the Middle East and Africa region. The decrease in accrued liabilities was due to a decrease in accrued compensation benefits. The increase in contract liabilities was primarily driven by the progression of product sales activity in the Middle East and Africa region. The decrease in inventory was primarily due to the U.S. compression fabrication business and the decrease in contract assets was primarily driven by the timing of billings on product sales projects in North America.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) continuing operations:
Operating activities	$11,867	$83,826
Investing activities	(41,015)	(122,761)
Financing activities	41,339	33,884
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(666)	(332)
Discontinued operations	(1,176)	3,102
Net change in cash, cash equivalents and restricted cash	$10,349	$(2,281)

Operating Activities.  The decrease in net cash provided by operating activities during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to a decrease in gross margin for our product sales segment and a decrease in cash received from upfront billings on contract operations projects. Working capital changes during the six months ended June 30, 2020 included a decrease of $37.8 million in accounts payable and other liabilities, an increase of $16.8 million in accounts receivable and notes and an increase of $14.2 million in contract liabilities. Working capital changes during the six months ended June 30, 2019 included an increase of $33.1 million in contract liabilities, an increase of $29.3 million in inventory and a decrease of $44.0 million in contract assets.
Investing Activities.  The decrease in net cash used in investing activities during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to an $84.9 million decrease in capital expenditures. The decrease in capital expenditures was primarily driven by the timing of awards and growth capital expenditures for new contract operations projects.

Financing Activities.  The increase in net cash provided by financing activities during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to a decrease of $20.5 million in purchases of treasury stock, partially offset by a decrease in net borrowings of $12.6 million on our long-term debt.

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

Historically, we have financed capital expenditures with a combination of net cash provided by operating and financing activities. Our ability to access the capital markets may be restricted at the time when we would like, or need, to do so, which could have an adverse impact on the cost and access to capital and our ability to maintain our operations and to grow. For example, COVID-19 disrupted the broader financial markets and the capital markets for energy service related companies continue to be impacted. If any of our lenders become unable to perform their obligations under the Credit Agreement, our borrowing capacity under our revolving credit facility could be reduced. Inability to borrow additional amounts under our revolving credit facility could limit our ability to fund our future growth and operations. Based on current market conditions, we expect that net cash provided by operating activities and borrowings under our revolving credit facility will be sufficient to finance our operating expenditures, capital expenditures and other contractual cash obligations, including our debt obligations. However, if net cash provided by operating activities and borrowings under our revolving credit facility are not sufficient, we may seek additional debt or equity financing.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and financial markets and created significant volatility and disruption across most industries. Efforts to mitigate the spread of COVID-19 have also resulted in decreased energy demand and additional weakness in energy pricing. The broader implications of COVID-19 on our long-term future results of operations and overall financial condition remains uncertain.

Long-Term Debt. We and our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”), are parties to an amended and restated credit agreement (the “Credit Agreement”) consisting of a $700.0 million revolving credit facility expiring in October 2023.

During the six months ended June 30, 2020 and 2019, the average daily outstanding borrowings of long-term debt were $493.2 million and $502.9 million, respectively. The weighted average annual interest rate on outstanding borrowings under our revolving credit facility at June 30, 2020 and 2019 was 2.2% and 4.2%, respectively. LIBOR and certain other “benchmarks” have been the subject of national, international and other regulatory guidance and proposals for reform. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Central banks and regulators in a number of major jurisdictions (for example, U.S., United Kingdom, European Union, Switzerland, and Japan) have convened working groups to find and implement the transition to suitable replacement benchmarks. In the U.S. the Alternative Reference Rates Committee, a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, identified the Secured Overnight Financing Rate, a rate based on U.S. report trading, as its preferred alternative rate for LIBOR. We are in the beginning stages of creating a program that focuses on identifying, evaluating, and monitoring financial and non-financial risks that may result if LIBOR rates are no longer published after 2021.

As of June 30, 2020, we had $132.5 million in outstanding borrowings and $14.2 million in outstanding letters of credit under our revolving credit facility. At June 30, 2020, taking into account guarantees through letters of credit, we had undrawn capacity of $553.3 million under our revolving credit facility. Our Amended Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Amended Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $239.4 million of the $553.3 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of June 30, 2020.

The Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Credit Agreement) of 2.75 to 1.00. As of June 30, 2020, we maintained a 4.6 to 1.0 interest coverage ratio, a 3.0 to 1.0 total leverage ratio and a 0.8 to 1.0 senior secured leverage ratio. As of June 30, 2020, we were in compliance with all financial covenants under the Credit Agreement.

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued $375.0 million aggregate principal amount of the 2017 Notes. We guarantee the 2017 Notes on a senior unsecured basis. We may redeem the 2017 Notes at any time in cash, in whole or part, at certain redemption prices, including the applicable make-whole premium plus accrued and unpaid interest, if any, to the date of redemption.

During the second quarter of 2020, we purchased and retired $19.0 million principal amount of our 2017 Notes for $16.3 million (including $0.2 million of accrued interest) resulting in a gain on extinguishment of debt of $2.6 million. The gain was calculated as the difference between the repurchase price and the carrying amount of the 2017 Notes, partially offset by $0.2 million in related deferred financing costs.

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

Unrestricted Cash. Of our $27.1 million unrestricted cash balance at June 30, 2020, $22.8 million was held by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to foreign withholding taxes. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S., the available borrowing capacity under our revolving credit facility and the repayment of intercompany liabilities from our non-U.S. subsidiaries will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

Share Repurchase Program. On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the six months ended June 30, 2019, we repurchased 1,290,078 shares of our common stock for $18.8 million in connection with our share repurchase program. During the six months ended June 30, 2020, we did not repurchase any shares under this program. As of June 30, 2020, the remaining authorized repurchase amount under the share repurchase program was $57.7 million.

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

Summarized Financial Information (in thousands)

As a result of the Parent’s guarantee, we are presenting the following summarized financial information for the Issuers’ and Parent (collectively referred to as the “Obligated Group”) pursuant to Rule 13-01 of Regulation S-X, Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. For purposes of the following summarized financial information, transactions between the Parent and the Issuers, presented on a combined basis, have been eliminated and information for the Non-Guarantor Subsidiaries have been excluded. Amounts due from or due to the Non-Guarantor Subsidiaries and other related parties, as applicable, have been separately presented within the summarized financial information.

Six Months Ended June 30, 2020
Summarized Statement of Operations:
Revenues(1)	$182,664
Cost of sales(1)	154,645
Loss from continuing operations	(99,540)
Net loss	(99,540)

(1)Includes $51.5 million of revenue and $37.6 million of cost of sales for intercompany sales from the Obligated Group the Non-Guarantor Subsidiaries during the six months ended June 30, 2020.

	June 30, 2020	December 31, 2019
Summarized Balance Sheet:
ASSETS
Intercompany receivables due from non-guarantors	$199,177	$177,649
Total current assets	345,529	353,431
Total long-term assets	244,060	249,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
Intercompany payables due to non-guarantors	$366,112	$399,645
Total current liabilities	503,263	552,941
Long-term liabilities	539,461	495,829

Non-GAAP Financial Measures

We define EBITDA, as adjusted, as net income (loss) excluding income (loss) from discontinued operations (net of tax), cumulative effect of accounting changes (net of tax), income taxes, interest expense (including debt extinguishment costs), depreciation and amortization expense, impairment charges, restructuring and other charges, non-cash gains or losses from foreign currency exchange rate changes recorded on intercompany obligations, expensed acquisition costs, gain on extinguishment of debt and other items. We believe EBITDA, as adjusted, is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization), our subsidiaries’ capital structure (non-cash gains or losses from foreign currency exchange rate changes on intercompany obligations), tax consequences, impairment charges, restructuring and other charges, expensed acquisition costs, gain on extinguishment of debt and other items. Management uses EBITDA, as adjusted, as a supplemental measure to review current period operating performance, comparability measures and performance measures for period to period comparisons. In addition, the compensation committee has used EBITDA, as adjusted, in evaluating the performance of the Company and management and in evaluating certain components of executive compensation, including performance-based annual incentive programs. Our EBITDA, as adjusted, may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.

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

The following table reconciles our net loss to EBITDA, as adjusted (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(31,889)	$(7,305)	$(50,193)	$(12,699)
(Income) loss from discontinued operations, net of tax	122	(7,457)	276	(7,620)
Depreciation and amortization	32,958	36,319	65,568	74,536
Impairments	6,512	5,919	6,512	5,919
Restatement related charges (recoveries), net	—	(28)	—	20
Restructuring and other charges	7,677	5,788	8,865	6,172
Interest expense	9,638	9,928	19,591	18,091
Gain on extinguishment of debt	(2,644)	—	(2,644)	—
Gain on currency exchange rate remeasurement of intercompany balances	(2,077)	(591)	(3,198)	(829)
Provision for income taxes	3,895	10,592	13,225	19,732
EBITDA, as adjusted	$24,192	$53,165	$58,002	$103,322

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with changes in foreign currency exchange rates due to our significant international operations. While the majority of our revenue contracts are denominated in the U.S. dollar, certain contracts or portions of certain contracts, most notably within our contract operations segment, are exposed to foreign currency fluctuations. Approximately 15% of revenues in our contract operations segment are denominated in a currency other than the U.S. dollar. The currencies for which we have our largest exchange rate exposures are related to changes in the Argentine Peso and the Brazilian Real. During the six months ended June 30, 2020, the Argentine Peso depreciated by approximately 15% and Brazilian Real depreciated by approximately 26%. The impact of foreign currency risk on income for these contracts is generally mitigated by matching costs with revenues in the same currency.

Additionally, the net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded foreign currency gains of $0.3 million and foreign currency losses of $0.4 million in our statements of operations during the six months ended June 30, 2020 and 2019, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Our material exchange rate exposure relates to intercompany loans to subsidiaries whose functional currency are the Brazilian Real and Canadian Dollar, which loans carried U.S. dollars balances of $5.6 million and $26.5 million, respectively, as of June 30, 2020. Foreign currency losses included translation gains of $3.2 million and $0.8 million during the six months ended June 30, 2020 and 2019, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. During the six months ended June 30, 2019, we entered into forward currency exchange contracts to mitigate exposures in U.S. dollars related to the Argentine Peso, Brazilian Real and Indonesian Rupiah. As a result of entering into these contracts, we recognized losses of $0.8 million during the six months ended June 30, 2019. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In response to the pandemic, governmental authorities have mandated shutdowns, travel restrictions, social distancing requirements, stay at home orders and advisories and other restrictions. The COVID-19 pandemic and aggressive actions taken in response to it have negatively impacted the global economy, disrupted global supply chains and financial markets and created significant volatility and disruption across most industries, including ours.

The extent to which the coronavirus pandemic will continue to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers and customer demand for our products, solutions, and services; our ability to sell and provide our products, solutions, and services, including as a result of supplier disruptions, travel restrictions and people working from home; the ability of our customers to pay for our products, solutions, and services; and any closures of our and our customers’ offices and facilities.

We are following local governmental guidance for viral spread mitigation, including having many of our employees who would traditionally work in an office work from home, and have put in place additional health and safety measures to protect our employees, customers and other parties who are working at our operating sites. While some of our employees can work remotely, many of our projects require our employees to travel to operating sites. Certain of our customers and significant projects are located in areas where travel restrictions have been imposed and we may be unable to fulfill our obligations to those customers as a result. The ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or by their inability to travel as a result of the mitigation measures noted above, which may affect our ability to fulfill our obligations to our customers. See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19 on our Business for further discussion of our response to, and the impact of, the COVID-19 pandemic on our business.

Many countries have significantly shut down their economies to mitigate the spreading of the virus, thus impacting consumer spending including reduced demand for oil and natural gas. Although certain economies are reopening, shutdowns or partial reopenings could directly or indirectly impact the demand for and pricing of our products and services and negatively impact our operating results especially if there are returns to shutdowns in the future. Further deterioration in economic conditions, as a result of the COVID-19 pandemic or otherwise, could lead to a further or prolonged decline in demand for our products and services and negatively impact our business. For example, some customers that have been impacted by COVID-19 have slowed down decision making, delayed planned work and have sought to terminate or renegotiate existing agreements. The pandemic may also impact financial markets and corporate credit markets which could adversely impact our access to financing or the terms of any such financing. These types of events are unpredictable and can materially affect our business, financial condition, results of operations and cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table summarizes our repurchases of equity securities during the three months ended June 30, 2020:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs (2)
April 1, 2020 - April 30, 2020	434	$3.52	—	$57,726,011
May 1, 2020 - May 31, 2020	1,880	4.77	—	57,726,011
June 1, 2020 - June 30, 2020	—	—	—	57,726,011
Total	2,314	$4.54	—	$57,726,011
____________________
(1)  Total number of shares repurchased includes 2,314 shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.
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

22.1*	List of Guarantor Subsidiaries
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 1010).
________________________________

†	Management contract or compensation plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exterran Corporation

Date: August 10, 2020	By:	/s/ DAVID A. BARTA
David A. Barta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)