Form 10-Q
period 2020-09-30
Exterran Corp
filed 2020-11-02
CIK 1635881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of the common stock of the registrant outstanding as of October 26, 2020: 33,126,975 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	September 30, 2020	December 31, 2019
ASSETS

Current assets:
Cash and cash equivalents	$28,159	$16,683
Restricted cash	1,670	19
Accounts receivable, net of allowance of $10,473 and $6,019, respectively	183,620	179,158
Inventory (Note 4)	114,520	119,358
Contract assets (Note 2)	49,092	36,997
Other current assets	19,333	22,003
Current assets associated with discontinued operations (Note 3)	28,491	61,705
Total current assets	424,885	435,923
Property, plant and equipment, net (Note 5)	770,421	824,194
Operating lease right-of-use assets	26,204	26,227
Deferred income taxes	12,331	13,994
Intangible and other assets, net	75,775	93,924
Long-term assets associated with discontinued operations (Note 3)	20,877	23,742
Total assets	$1,330,493	$1,418,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$59,230	$82,864
Accrued liabilities	99,976	92,641
Contract liabilities (Note 2)	105,736	66,695
Current operating lease liabilities	6,051	5,819
Current liabilities associated with discontinued operations (Note 3)	37,355	78,626
Total current liabilities	308,348	326,645
Long-term debt (Note 6)	516,584	443,587
Deferred income taxes	1,483	993
Long-term contract liabilities (Note 2)	93,643	156,262
Long-term operating lease liabilities	30,646	30,189
Other long-term liabilities	51,514	48,749
Long-term liabilities associated with discontinued operations (Note 3)	2,299	2,041
Total liabilities	1,004,517	1,008,466
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 37,782,196 and 37,508,286 shares issued, respectively	378	375
Additional paid-in capital	749,694	747,622
Accumulated deficit	(385,152)	(317,238)
Treasury stock — 4,651,961 and 4,467,600 common shares, at cost, respectively	(57,424)	(56,567)
Accumulated other comprehensive income	18,480	35,346
Total stockholders’ equity (Note 11)	325,976	409,538
Total liabilities and stockholders’ equity	$1,330,493	$1,418,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues (Note 2):
Contract operations	$81,679	$96,261	$254,412	$271,645
Aftermarket services	30,435	34,893	83,337	92,308
Product sales	57,397	54,796	123,613	254,367
	169,511	185,950	461,362	618,320
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	24,548	34,356	79,754	93,283
Aftermarket services	23,135	26,079	63,336	67,814
Product sales	54,263	48,187	125,581	217,073
Selling, general and administrative	29,959	32,308	95,049	108,902
Depreciation and amortization	36,630	41,106	100,887	113,450
Impairments (Note 8)	1,695	2,970	1,695	8,889
Restructuring and other charges (Note 9)	238	1,257	3,550	6,342
Interest expense	9,623	10,103	29,214	28,194
Gain on extinguishment of debt (Note 6)	(780)	—	(3,424)	—
Other (income) expense, net	1,178	2,101	(1,169)	399
	180,489	198,467	494,473	644,346
Loss before income taxes	(10,978)	(12,517)	(33,111)	(26,026)
Provision for income taxes (Note 10)	5,745	477	18,970	20,209
Loss from continuing operations	(16,723)	(12,994)	(52,081)	(46,235)
Income (loss) from discontinued operations, net of tax (Note 3)	(998)	3,153	(15,833)	23,695
Net loss	$(17,721)	$(9,841)	$(67,914)	$(22,540)

Basic and diluted net loss per common share (Note 13):
Loss from continuing operations per common share	$(0.51)	$(0.38)	$(1.59)	$(1.33)
Income (loss) from discontinued operations per common share	(0.03)	0.09	(0.48)	0.68
Net loss per common share	$(0.54)	$(0.29)	$(2.07)	$(0.65)

Weighted average common shares outstanding used in net loss per common share (Note 13):
Basic and diluted	32,806	33,783	32,742	34,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(17,721)	$(9,841)	$(67,914)	$(22,540)
Other comprehensive loss:
Foreign currency translation adjustment	(2,080)	(3,631)	(16,866)	(4,179)
Comprehensive loss	$(19,801)	$(13,472)	$(84,780)	$(26,719)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2019	$369	$734,458	$(208,677)	$(11,560)	$38,231	$552,821
Cumulative-effect adjustment from adoption of ASC 842 Leases			(6,184)			(6,184)
Net loss			(5,394)			(5,394)
Foreign currency translation adjustment					(968)	(968)
Treasury stock purchased				(7,087)		(7,087)
Stock-based compensation, net of forfeitures	6	3,990				3,996
Balance, March 31, 2019	$375	$738,448	$(220,255)	$(18,647)	$37,263	$537,184
Net loss			(7,305)			(7,305)
Foreign currency translation adjustment					420	420
Transfers from Archrock, Inc.		420				420
Treasury stock purchased				(14,224)		(14,224)
Stock-based compensation, net of forfeitures		3,487				3,487
Balance, June 30, 2019	$375	$742,355	$(227,560)	$(32,871)	$37,683	$519,982
Net loss			(9,841)			(9,841)
Foreign currency translation adjustment					(3,631)	(3,631)
Treasury stock purchased				(20,285)		(20,285)
Stock-based compensation, net of forfeitures		2,874				2,874
Balance, September 30, 2019	$375	$745,229	$(237,401)	$(53,156)	$34,052	$489,099

Balance, January 1, 2020	$375	$747,622	$(317,238)	$(56,567)	$35,346	$409,538
Net loss			(18,304)			(18,304)
Foreign currency translation adjustment					(11,056)	(11,056)
Treasury stock purchased				(835)		(835)
Stock-based compensation, net of forfeitures	2	283				285
Balance, March 31, 2020	$377	$747,905	$(335,542)	$(57,402)	$24,290	$379,628
Net loss			(31,889)			(31,889)
Foreign currency translation adjustment					(3,730)	(3,730)
Treasury stock purchased				(10)		(10)
Stock-based compensation, net of forfeitures	1	1,120				1,121
Balance, June 30, 2020	$378	$749,025	$(367,431)	$(57,412)	$20,560	$345,120
Net loss			(17,721)			(17,721)
Foreign currency translation adjustment					(2,080)	(2,080)
Treasury stock purchased				(12)		(12)
Stock-based compensation, net of forfeitures		669				669
Balance, September 30, 2020	$378	$749,694	$(385,152)	$(57,424)	$18,480	$325,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(67,914)	$(22,540)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	100,887	113,450
Impairments	1,695	8,889
Amortization of deferred financing costs	1,871	1,884
(Income) loss from discontinued operations, net of tax	15,833	(23,695)
Provision for doubtful accounts	4,449	—
Gain on sale of property, plant and equipment	(269)	(1,361)
Gain on remeasurement of intercompany balances	(3,822)	(153)
(Gain) loss on foreign currency derivatives	(27)	794
Gain on extinguishment of debt	(3,424)	—
Stock-based compensation expense	2,075	10,357
Deferred income tax expense (benefit)	2,779	(5,812)
Changes in assets and liabilities:
Accounts receivable and notes	(10,777)	21,101
Inventory	3,695	(18,305)
Contract assets	(12,561)	23,939
Other current assets	5,271	16,560
Accounts payable and other liabilities	(13,517)	(31,255)
Contract liabilities	(5,669)	68,004
Other	5,097	(4,396)
Net cash provided by continuing operations	25,672	157,461
Net cash used in discontinued operations	(19,884)	(34,499)
Net cash provided by operating activities	5,788	122,962

Cash flows from investing activities:
Capital expenditures	(65,852)	(169,969)
Proceeds from sale of property, plant and equipment	240	4,282
Settlement of foreign currency derivatives	—	(794)
Net cash used in continuing operations	(65,612)	(166,481)
Net cash used in discontinued operations	(882)	(2,149)
Net cash used in investing activities	(66,494)	(168,630)

Cash flows from financing activities:
Proceeds from borrowings of debt	305,000	530,000
Repayments of debt	(229,560)	(439,338)
Transfer from Archrock, Inc.	—	420
Purchases of treasury stock (Note 11)	(857)	(41,596)
Net cash provided by financing activities	74,583	49,486

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(750)	(1,298)
Net increase in cash, cash equivalents and restricted cash	13,127	2,520
Cash, cash equivalents and restricted cash at beginning of period	16,702	19,478
Cash, cash equivalents and restricted cash at end of period	$29,829	$21,998

Supplemental disclosure of non-cash transactions:
Accrued capital expenditures	$2,529	$6,358

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

Note 2 - Revenue

Disaggregation of Revenue

The following tables present disaggregated revenue by products and services lines and by geographical regions for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by Products and Services	2020	2019	2020	2019
Contract Operations Segment:
Contract operations services (1)	$81,679	$96,261	$254,412	$271,645

Aftermarket Services Segment:
Operation and maintenance services (1)	$12,966	$14,069	$38,184	$40,844
Part sales (2)	11,490	10,208	31,999	32,197
Other services (1)	5,979	10,616	13,154	19,267
Total aftermarket services	$30,435	$34,893	$83,337	$92,308

Product Sales Segment(3):
Compression equipment (1)	$40,300	$4,764	$73,654	$10,516
Processing and treating equipment (1)	14,220	47,843	34,836	236,926
Production equipment (2)	—	—	578	2,458
Other product sales (1) (2)	2,877	2,189	14,545	4,467
Total product sales revenues	$57,397	$54,796	$123,613	$254,367

Total revenues	$169,511	$185,950	$461,362	$618,320

(1)Revenue recognized over time.
(2)Revenue recognized at a point in time.
(3)Compression equipment includes sales to customers outside of the U.S. The compression fabrication business for sales to U.S. customers, that was previously included in our product sales segment, is now included in discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by Geographical Regions	2020	2019	2020	2019
North America	$13,364	$22,007	$31,694	$95,813
Latin America	60,302	85,928	195,451	240,576
Middle East and Africa	69,682	66,601	177,768	249,861
Asia Pacific	26,163	11,414	56,449	32,070
Total revenues	$169,511	$185,950	$461,362	$618,320

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

The following table summarizes the expected timing of revenue recognition from unsatisfied performance obligations (commonly referred to as backlog) as of September 30, 2020 (in thousands):

	Contract Operations Segment	Product Sales Segment
Remainder of 2020	$75,935	$46,284
2021	283,571	177,333
2022	224,186	200,041
2023	165,739	34,681
2024	144,456	9,000
Thereafter	314,252	29,315
Total backlog	$1,208,139	$496,654

Certain of our aftermarket services contracts are subject to cancellation or modification at the election of the customer.

If the primary component of our contract operations contracts is the lease component, the contracts are accounted for as operating leases. For these contracts, revenues are recognized on a straight-line basis. As of September 30, 2020, the total value of our contracts operations backlog accounted for as operating leases was approximately $158 million, of which $9 million is expected to be recognized in the remainder of 2020, $33 million is expected to be recognized in 2021, $44 million is expected to be recognized in 2022, $44 million is expected to be recognized in 2023 and $28 million is expected to be recognized in 2024. Contract operations revenue recognized as operating leases for the nine months ended September 30, 2020 was approximately $26 million. Our product sales backlog includes contracts where there is a significant financing component. As of September 30, 2020, we had approximately $43 million expected to be recognized in future periods as interest income within our product sales segment.

Contract Assets and Contract Liabilities

The following table provides information about accounts receivables, net, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivables, net	$183,620	$179,158
Contract assets and contract liabilities:
Current contract assets	49,092	36,997
Long-term contract assets	7,701	16,280
Current contract liabilities	105,736	66,695
Long-term contract liabilities	93,643	156,262

During the nine months ended September 30, 2020, revenue recognized from contract operations services included $25.9 million of revenue deferred in previous periods. Revenue recognized during the nine months ended September 30, 2020 from product sales performance obligations partially satisfied in previous periods was $84.1 million, of which $28.6 million was included in billings in excess of costs at the beginning of the period. The increase in current contract assets during the nine months ended September 30, 2020 was primarily driven by the timing of milestone billings on product sales projects in the Middle East and Africa region. The increase in current contract liabilities and decrease in long-term contract liabilities during the nine months ended September 30, 2020 was primarily driven by the change in the remaining term of a contract operation services contract in the Latin America region.

Allowance for Doubtful Accounts

The Company estimates its reserves using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of accounts receivables, contract assets and long-term note receivables. The Company’s customer base have generally similar collectability risk characteristics, although larger customers may have lower risk than smaller independent customers. Primarily as a result of the expected impact of COVID-19 on our customers, in the nine months ended September 30, 2020, we recorded an additional allowance for doubtful accounts of approximately $4.5 million. The allowance for doubtful accounts as of September 30, 2020 and changes for the nine months then ended are as follows (in thousands):

Balance at December 31, 2019	$6,019
Current period provision for expected credit losses	4,454
Balance at September 30, 2020	$10,473

Note 3 - Discontinued Operations

We have continued to work toward our strategy to be a company that leverages technology and operational excellence to provide complete systems and process solutions in energy and industrial applications. Over the past several years, we have made significant progress in this journey by taking actions to protect our core business, develop important organizational capabilities, commercialize new products and services and implement new processes to position Exterran for success. We are focused on optimizing our portfolio of products and services to better serve our global customers while providing a more attractive investment option for our investors. As we continue on this path, we decided that our U.S. compression fabrication business is non-core to our strategy going forward and during the third quarter of 2020, we entered into an agreement to sell the business which closed on November 2, 2020. During the third quarter of 2020, this business met the held for sale criteria and is also now reflected as discontinued operations in our financial statements for all periods presented. The U.S. compression fabrication business was previously included in our product sales segment and has been reclassified to discontinued operations in our financial statements for all periods presented. Compression revenue from sales to international customers continues to be included in our product sales segment.

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

The following table summarizes the operating results of discontinued operations (in thousands):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Belleli EPC	US Compression	Total	Belleli EPC	US Compression	Other disco	Total
Revenue	$1,100	$27,434	$28,534	$31	$116,481	$—	$116,512
Cost of sales (excluding depreciation and amortization expense)	84	25,371	25,455	1,204	104,824	—	106,028
Selling, general and administrative	(70)	1,387	1,317	231	5,394	114	5,739
Depreciation and amortization	—	443	443	—	1,027	—	1,027
Restructuring and other charges	—	2,336	2,336	—	537	—	537
Other (income) expense, net	(52)	—	(52)	28	—	—	28
Provision for income taxes	33	—	33	—	—	—	—
Income (loss) from discontinued operations, net of tax	$1,105	$(2,103)	$(998)	$(1,432)	$4,699	$(114)	$3,153

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Belleli EPC	US Compression	Total	Belleli EPC	US Compression	Other disco	Total
Revenue	$1,224	$117,565	$118,789	$265	$426,431	$—	$426,696
Cost of sales (excluding depreciation and amortization expense)	268	109,316	109,584	(395)	386,079	—	385,684
Selling, general and administrative	144	8,743	8,887	921	17,888	182	18,991
Depreciation and amortization	—	1,767	1,767	—	3,219	—	3,219
Impairments	—	6,512	6,512	—	—	—	—
Restructuring and other charges	—	7,889	7,889	—	1,624	—	1,624
Other income, net	(3)	—	(3)	(304)	—	—	(304)
Benefit from income taxes	(14)	—	(14)	(6,213)	—	—	(6,213)
Income (loss) from discontinued operations, net of tax	$829	$(16,662)	$(15,833)	$6,256	$17,621	$(182)	$23,695

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	September 30, 2020			December 31, 2019
	Belleli EPC	US Compression	Total	Belleli EPC	US Compression	Total
Accounts receivable	$1,891	$8,492	$10,383	$3,990	$23,179	$27,169
Inventory	—	15,213	15,213	—	24,180	24,180
Contract assets	114	2,304	2,418	46	9,540	9,586
Other current assets	—	477	477	296	474	770
Total current assets associated with discontinued operations	2,005	26,486	28,491	4,332	57,373	61,705
Property, Plant, and Equipment	—	18,438	18,438	—	20,216	20,216
Intangible and other assets, net	1,994	445	2,439	2,970	556	3,526
Total assets associated with discontinued operations	$3,999	$45,369	$49,368	$7,302	$78,145	$85,447

Accounts payable	$295	$21,908	$22,203	$1,503	$40,580	$42,083
Accrued liabilities	4,313	8,656	12,969	5,959	11,889	17,848
Contract liabilities	956	1,227	2,183	2,536	16,159	18,695
Total current liabilities associated with discontinued operations	5,564	31,791	37,355	9,998	68,628	78,626
Other long-term liabilities	994	1,305	2,299	758	1,283	2,041
Total liabilities associated with discontinued operations	$6,558	$33,096	$39,654	$10,756	$69,911	$80,667

Note 4 - Inventory

Inventory consisted of the following amounts (in thousands):

	September 30, 2020	December 31, 2019
Parts and supplies	$66,809	$76,398
Work in progress	44,470	39,719
Finished goods	3,241	3,241
Inventory	$114,520	$119,358

Note 5 - Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Compression equipment, processing facilities and other fleet assets	$1,580,483	$1,607,769
Land and buildings	50,488	51,062
Transportation and shop equipment	54,219	57,469
Computer software	51,004	50,091
Other	41,501	37,716
	1,777,695	1,804,107
Accumulated depreciation	(1,007,274)	(979,913)
Property, plant and equipment, net	$770,421	$824,194

Note 6 - Debt

Debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Revolving credit facility due October 2023	$170,000	$74,000
8.125% senior notes due May 2025	351,000	375,000
Other debt	13	132
Unamortized deferred financing costs of 8.125% senior notes	(4,416)	(5,413)
Total debt	516,597	443,719
Less: Amounts due within one year (1)	(13)	(132)
Long-term debt	$516,584	$443,587

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

As of September 30, 2020, we had $170.0 million in outstanding borrowings and $11.8 million in outstanding letters of credit under our revolving credit facility. At September 30, 2020, taking into account guarantees through letters of credit, we had undrawn capacity of $518.2 million under our revolving credit facility. Our Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $145.9 million of the $518.2 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of September 30, 2020.

8.125% Senior Notes Due May 2025

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued $375.0 million aggregate principal amount of 8.125% senior unsecured notes due 2025 (the “2017 Notes”). We guarantee the 2017 Notes on a senior unsecured basis. We may redeem the 2017 Notes at any time in cash, in whole or part, at certain redemption prices, including the applicable make-whole premium plus accrued and unpaid interest, if any, to the date of redemption. During the nine months ended September 30, 2020, we purchased and retired $24.0 million principal amount of our 2017 Notes for $20.6 million (including $0.3 million of accrued interest) resulting in a gain on extinguishment of debt of $3.4 million. The gain was calculated as the difference between the repurchase price and the carrying amount of the 2017 Notes, partially offset by $0.2 million in related deferred financing costs. The gain on extinguishment of debt is included as a separate item in our statements of operations. During October 2020, we purchased and retired an additional $1.0 million of our 2017 Notes for $0.9 million including accrued interest.

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

Recurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, with pricing levels as of the date of valuation (in thousands):

	September 30, 2020			December 31, 2019
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Foreign currency derivatives assets	$—	$8	$—	N/A	N/A	N/A

We are exposed to market risks associated with changes in foreign currency exchange rates, including foreign currency exchange rate changes recorded on intercompany obligations. From time to time, we may enter into foreign currency hedges to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on our balance sheets including intercompany activity. As of September 30, 2020, we were a party to forward currency exchange contracts to mitigate exposures to the Argentine Peso and Indonesian Rupiah with a total notional value of $13.5 million. These contracts expire at varying dates through December 2020. We did not designate these forward currency exchange contracts as hedge transactions. Changes in fair value and gains and losses on settlement on these forward currency exchange contracts are recognized in other (income) expense, net, in our statements of operations. Our estimate of the fair value of foreign currency derivatives as of September 30, 2020 was determined using quoted forward exchange rates in active markets at September 30, 2020. Foreign currency derivative assets are included in other current assets in our balance sheets.

Nonrecurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2020 and 2019, with pricing levels as of the date of valuation (in thousands):

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets (1)	$—	$—	$—	$—	$—	$—
Impaired assets- assets held for sale (2)	—	—	—	—	—	2,142
Long-term note receivable (3)	—	—	11,165	—	—	15,104

(1)Our estimate of the fair value of the impaired long-lived assets as of September 30, 2020 were primarily based on the expected proceeds to be received from the customer.
(2)Our estimated fair value of the impaired assets held for sale during the nine months ended September 30, 2019 was based on the expected proceeds from the sale of the assets.
(3)Our estimate of the fair value of a note receivable was discounted based on a settlement period of eight years and a discount rate of 6.2%. The undiscounted value of the note receivable, including interest, as of September 30, 2020 was $15.7 million.

Financial Instruments

Our financial instruments consists of cash, restricted cash, receivables, payables and debt. At September 30, 2020 and December 31, 2019, the estimated fair values of cash, restricted cash, receivables and payables approximated their carrying amounts as reflected in our balance sheets due to the short-term nature of these financial instruments.
The fair value of the 2017 Notes was estimated based on model derived calculations using market yields observed in active markets, which are Level 2 inputs. As of September 30, 2020 and December 31, 2019, the carrying amount of the 2017 Notes, excluding unamortized deferred financing costs, of $351.0 million and $375.0 million was estimated to have a fair value of $300.0 million and $371.0 million, respectively. Due to the variable rate nature of our revolving credit facility, the carrying value as of September 30, 2020 and December 31, 2019 approximated the fair value as the rate was comparable to the then-current market rate at which debt with similar terms could have been obtained.

Note 8 - Impairments

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the third quarter of 2020, we impaired certain assets in Argentina due to the termination of a contract operations project where it was not cost effective to move the assets and try to utilize them with a different customer. As a result, we removed them from the fleet and recorded an impairment of $1.7 million to write-down these assets to their approximate fair values for the three and nine months ended September 30, 2020.

During the second quarter of 2019, we classified certain long-lived assets as assets held for sale in our balance sheets. In conjunction with the planned disposition of these units, we recorded impairment charges of $3.0 million and $8.9 million to write-down these assets to their approximate fair values for the three and nine months ended September 30, 2019, respectively, based on the expected net proceeds.

Note 9 - Restructuring and Other Charges

The energy industry’s focus on cash flow, capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the third quarter of 2019, we announced a cost reduction plan primarily focused on workforce reductions. We incurred restructuring and other charges associated with these activities of $0.2 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively, and $3.6 million and $6.1 million for the nine months ended September 30, 2020 and 2019, respectively. These charges are reflected as restructuring and other charges in our statements of operations and accrued liabilities on our balance sheets. The cost reduction plan is expected to be completed in the first half of 2021 and we expect to settle these charges within the next twelve months in cash. At this time, we cannot currently estimate the total restructuring costs that will be incurred as a result of this cost reduction plan.

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
The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the nine months ended September 30, 2020 and 2019 (in thousands):

	Cost Reduction Plan	Relocation Plan	Total
Beginning balance at January 1, 2019	$—	$309	$309
Additions for costs expensed	6,049	293	6,342
Reductions for payments	(2,873)	(602)	(3,475)
Ending balance at September 30, 2019	$3,176	$—	$3,176

Beginning balance at January 1, 2020	$2,281	$—	$2,281
Additions for costs expensed, net	3,550	—	3,550
Reductions for payments	(3,791)	—	(3,791)
Foreign exchange impact	(393)	—	(393)
Ending balance at September 30, 2020	$1,647	$—	$1,647

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee termination benefits	$238	$1,257	$986	$6,098
Consulting fees	—	—	2,564	—
Relocation costs	—	—	—	244
Total restructuring and other charges	$238	$1,257	$3,550	$6,342

The following table summarizes the components of charges included in restructuring and other charges incurred since the announcement of the cost reduction plan in the second quarter of 2019 (in thousands):

Total
Employee termination benefits	$6,243
Consulting fees	3,205
Total restructuring and other charges	$9,448

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21.0% and our effective tax rate of (52.3)% for the three months ended September 30, 2020: (i) a (49.9)% negative impact resulting from unrecognized tax benefits under FASB’s Interpretation No. 48 of Financial Accounting Standard 109 (“FIN 48”), (ii) a (22.4)% negative impact resulting from foreign currency devaluations in Argentina, (iii) a (29.1)% negative impact resulting from foreign taxes in excess of the U.S. tax rate and other rate drivers, and (iv) a 31.7% positive impact resulting from a release of valuation allowances against U.S. deferred tax assets.

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate of (57.3)% for the nine months ended September 30, 2020: (i) a (27.7)% negative impact resulting primarily from rate differences between U.S. and foreign jurisdictions including foreign withholding taxes, (ii) a (26.7)% negative impact resulting from unrecognized tax benefits under FIN 48, (iii) a (15.6)% negative impact resulting from foreign currency devaluations in Argentina, and (iv) a (2.7)% negative impact resulting from the recording of valuation allowances against U.S. deferred tax assets.

Our effective tax rate decreased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to a decrease in valuation allowances recorded in the U.S., a decrease in foreign withholding tax, an increase in the FIN 48 reserve and a decrease in tax related to foreign exchange movement in Argentina.

Note 11 - Stockholders’ Equity

Share Repurchase Program

On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the nine months ended September 30, 2019, we repurchased 3,054,338 shares of our common stock for $38.9 million in connection with our share repurchase program. During the nine months ended September 30, 2020, we did not repurchase any shares under this program. As of September 30, 2020, the remaining authorized repurchase amount under the share repurchase program was $57.7 million.

Additionally, treasury stock purchased during the nine months ended September 30, 2020 and 2019 included shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards.

Note 12 - Stock-Based Compensation

Stock Options

There were no stock options granted during the nine months ended September 30, 2020 and 2019.

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

The table below presents the changes in restricted stock, restricted stock units and performance units for our common stock during the nine months ended September 30, 2020.

	Equity Awards		Liability Awards
	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2020	842	$22.79	318	$17.01
Granted	167	6.91	1,182	8.54
Vested	(440)	20.59	(80)	26.24
Cancelled	(242)	28.07	(207)	9.90
Non-vested awards, September 30, 2020	327	13.73	1,213	9.36

As of September 30, 2020, we estimate $9.4 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance units issued to our employees to be recognized over the weighted-average vesting period of 1.5 years.

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

The following table presents a reconciliation of basic and diluted net loss per common share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator for basic and diluted net loss per common share:
Loss from continuing operations	$(16,723)	$(12,994)	$(52,081)	$(46,235)
Income (loss) from discontinued operations, net of tax	(998)	3,153	(15,833)	23,695
Less: Net income attributable to participating securities	—	—	—	—
Net loss — used in basic and diluted net loss per common share	$(17,721)	$(9,841)	$(67,914)	$(22,540)

Weighted average common shares outstanding including participating securities	33,152	34,523	33,147	35,623
Less: Weighted average participating securities outstanding	(346)	(740)	(405)	(784)
Weighted average common shares outstanding — used in basic net loss per common share	32,806	33,783	32,742	34,839
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	*	*	*
Weighted average common shares outstanding — used in diluted net loss per common share	32,806	33,783	32,742	34,839

Net loss per common share:
Basic and diluted	$(0.54)	$(0.29)	$(2.07)	$(0.65)

*    Excluded from diluted net income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable for the three and nine months ended September 30, 2020 and 2019 that were excluded from computing diluted net loss per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value	30	69	39	70
Net dilutive potential common shares issuable	30	69	39	70

Note 14 - Commitments and Contingencies

Contingencies

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2020 and December 31, 2019, we had accrued $3.5 million and $3.7 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

The following table presents revenue and other financial information by reportable segment for the three and nine months ended September 30, 2020 and 2019 (in thousands):

Three Months Ended	Contract Operations	Aftermarket Services	Product Sales(2)	Reportable Segments Total
September 30, 2020:
Revenue	$81,679	$30,435	$57,397	$169,511
Gross margin (1)	57,131	7,300	3,134	67,565
September 30, 2019:
Revenue	$96,261	$34,893	$54,796	$185,950
Gross margin (1)	61,905	8,814	6,609	77,328

Nine Months Ended	Contract Operations	Aftermarket Services	Product Sales(2)	Reportable Segments Total
September 30, 2020:
Revenue	$254,412	$83,337	$123,613	$461,362
Gross margin (1)	174,658	20,001	(1,968)	192,691
September 30, 2019:
Revenue	$271,645	$92,308	$254,367	$618,320
Gross margin (1)	178,362	24,494	37,294	240,150

(1)    Gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense).
(2)    The U.S. compression fabrication business that was previously included in our product sales segment is now included in discontinued operations.

The following table reconciles loss before income taxes to total gross margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loss before income taxes	$(10,978)	$(12,517)	$(33,111)	$(26,026)
Selling, general and administrative	29,959	32,308	95,049	108,902
Depreciation and amortization	36,630	41,106	100,887	113,450
Impairments	1,695	2,970	1,695	8,889
Restructuring and other charges	238	1,257	3,550	6,342
Interest expense	9,623	10,103	29,214	28,194
Gain on extinguishment of debt	(780)	—	(3,424)	—
Other (income) expense, net	1,178	2,101	(1,169)	399
Total gross margin	$67,565	$77,328	$192,691	$240,150

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

We have continued to work toward our strategy to be a company that leverages technology and operational excellence to provide complete systems and process solutions in energy and industrial applications. Over the past several years, we have made significant progress in this journey by taking actions to protect our core business, develop important organizational capabilities, commercialize new products and services and implement new processes to position Exterran for success. We are focused on optimizing our portfolio of products and services to better serve our global customers while providing a more attractive investment option for our investors. As we continue on this path, we decided that our U.S. compression fabrication business is non-core to our strategy going forward and during the third quarter of 2020, we entered into an agreement to sell the business which closed on November 2, 2020. During the third quarter of 2020, this business met the held for sale criteria and is also now reflected as discontinued operations in our financial statements for all periods presented. The U.S. compression fabrication business was previously included in our product sales segment and has been reclassified to discontinued operations in our financial statements for all periods presented. Compression revenue from sales to international customers continues to be included in our product sales segment.

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

Financial Results of Operations

Overview

Industry Conditions and Trends

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves along with spending within the midstream space. Spending by oil and natural gas exploration and production companies and midstream providers is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop, produce, transport and treat these reserves. Although we believe our contract operations business is typically less impacted by short-term commodity prices than certain other energy products and service providers, changes in oil and natural gas exploration and production spending normally result in changes in demand for our products and services.

Beginning in 2019, there have been a shifts in the industry that have been exacerbated by the COVID-19 Pandemic. The industry has seen a structural change in the behavior of exploration and production producers and midstream providers to change their focus from growth to one emphasizing cash flow and returns. This has caused a significant reduction in their capital spending plans in order to drive incremental cash flow and has put constraints on the amount of new projects that customers sanction. We believe this is likely to continue to persist into the coming year. In addition, the oil price war that took place earlier this year drove the price of oil and natural gas lower further limiting the industries cash flow generating ability and put incremental pressure on our customers. The COVID-19 pandemic created a demand shock to the system that further exacerbated the supply demand imbalance that was already taking place. The timing of the rebalancing of supply and demand and improvement of pricing for crude oil and natural gas resulting in increased spending on new projects remains uncertain.

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

Historically, oil, natural gas and natural gas liquids prices and the level of drilling and exploration activity in North America have been volatile. The Henry Hub spot price for natural gas was $1.66 per MMBtu at September 30, 2020, which was 21% and 30% lower than the prices at December 31, 2019 and September 30, 2019, respectively, and the U.S. natural gas liquid composite price was $4.54 per MMBtu for the month of July 2020, which was 15% and 10% lower than the prices for the month of December 2019 and September 2019, respectively. In addition, the West Texas Intermediate crude oil spot price as of September 30, 2020 was 34% and 26% lower than the price at December 31, 2019 and at September 30, 2019, respectively. Volatility in demand for energy and in commodity prices as well as an industry trend towards disciplined capital spending and improving returns have caused timing uncertainties in demand for our products recently. These uncertainties have caused delays in the timing of new equipment orders and lower bookings in our product sales segment. Booking activity levels for our product sales segment in North America during the nine months ended September 30, 2020 were $1.4 million, which represents a decrease of 96% compared to the nine months ended September 30, 2019.

Longer-term fundamentals in our international markets partially depend on international oil and gas infrastructure projects, many of which are based on the longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based on longer-term fundamentals that may be less tied to near term commodity prices than our North American customers. Over the long-term, we believe the demand for our products and services in international markets will continue, and we expect to have opportunities to continue to invest in our international businesses. Booking activity levels for our product sales segment in international markets during the nine months ended September 30, 2020 were $449.2 million, which represents an increase of 221% compared to the nine months ended September 30, 2019.
Aggregate booking activity levels for our product sales segment in North America and international markets during the nine months ended September 30, 2020 were $450.6 million, which represents an increase of 164% compared to the nine months ended September 30, 2019, respectively. The increase in bookings was primarily driven by a large processing plant order in the Middle East. Fluctuations in the size and timing of customers’ requests for bid proposals and awards of new contracts tend to create variability in booking activity levels from period to period.

The timing of customer order and change in activity levels by our customers is difficult to predict. As a result, our ability to project the anticipated activity level for our business, and particularly our product sales segment, is limited. Given the volatility of the global energy markets and industry capital spending levels, we plan to monitor and continue to control our expense levels as necessary to protect our profitability. Additionally, volatility in commodity prices could continue to delay investments by our customers in significant projects, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

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
•We evaluated our accounts receivable and given the current energy environment and expected impact to the financials of our customers, we increased our reserve for uncollectible accounts by $4.5 million;
•Given COVID-19’s impact on demand for energy and decreased commodity prices which impact our customer’s capital spending, during the three months ended March 31, 2020, we tested our long-term assets for impairment and concluded that no impairment was indicated;

•As many of our suppliers have increased delivery times including as a result of disruptions in shipping, we are working with customers on revising expected due-dates for delivery, and expect to push out the timing of our recognition of revenue and gross margin on certain projects as a result of these and other delays caused by the pandemic; and
•We have participated in certain COVID-19 tax incentive programs in certain jurisdictions in which we operate. These primarily allowed a delay in filing and/or paying of taxes for short periods of time. In the U.S., we filed a request for refund and received a $2.5 million Alternative Minimum Tax refund in June 2020, which was earlier than originally scheduled due to the provisions of the CARES Act. We have not participated in any government sponsored loan programs under the CARES Act.

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

Operating Highlights

The following table summarizes our contract operations and product sales backlog (in thousands):

	September 30, 2020	December 31, 2019	September 30, 2019
Contract Operations Backlog:
Contract operations services	$1,208,139	$1,252,001	$1,210,187

Product Sales Backlog:
Compression equipment(1)	$18,165	$54,541	$40,899
Processing and treating equipment	447,109	69,912	50,176
Other product sales	31,380	47,094	62,174
Total product sales backlog	$496,654	$171,547	$153,249

(1)Compression equipment includes sales to customers outside of the U.S. The compression fabrication business for sales to U.S. customers, that was previously included in our product sales segment, is now included in discontinued operations.

Summary of Results

As discussed in Note 3 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Belleli EPC business and our U.S. compression fabrication business. Those results are reflected in discontinued operations for all periods presented.

Revenue.
Revenue during the three months ended September 30, 2020 and 2019 was $169.5 million and $186.0 million, respectively. The decrease in revenue during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was due to decreases in revenue in our contract operations and aftermarket services segments, partially offset by an increase in our product sales segment.

Revenue during the nine months ended September 30, 2020 and 2019 was $461.4 million and $618.3 million, respectively. The decrease in revenue during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was due to decreases in revenue in our product sales, aftermarket services and contract operations segments. The decrease in our product sales segment was primarily due to an overall decline in bookings as a consequence of market conditions in North America.

Net loss.
We generated a net loss of $17.7 million and $9.8 million during the three months ended September 30, 2020 and 2019, respectively. The increase in net loss during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to decreases in gross margin for our contract operations, product sales and aftermarket services segments, an increase in income taxes and a decrease in income from discontinued operations, net of tax, partially offset by a decrease in depreciation and amortization expense, a decrease in selling, general and administrative (“SG&A”) expense, a decrease in impairments and a decrease in restructuring and other charges. Net loss during the three months ended September 30, 2020 included loss from discontinued operations, net of tax, of $1.0 million and net loss during the three months ended September 30, 2019 included income from discontinued operations, net of tax, of $3.2 million due to the recognition of our U.S. compression fabrication business as discontinued operations.

We generated a net loss of $67.9 million and $22.5 million during the nine months ended September 30, 2020 and 2019, respectively. The increase in net loss during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to decreases in gross margin for our product sales, aftermarket services and contract operations segments, a decrease in income from discontinued operations, net of tax, and an increase in interest expense, partially offset by decreases in SG&A expense, depreciation and amortization expenses, impairments, income taxes and restructuring and other charges, a gain on extinguishment of debt of $3.4 million and a decrease in foreign currency losses of $1.5 million. Net loss during the nine months ended September 30, 2020 included loss from discontinued operations, net of tax, of $15.8 million and net loss during the nine months ended September 30, 2019 included income from discontinued operations, net of tax of $23.7 million due to the recognition of our U.S. compression fabrication business as discontinued operations and a $6.5 million tax benefit in Belleli EPC related to a settlement of Italian tax litigation previously recorded as an unrecognized tax benefit.

EBITDA, as adjusted.
Our EBITDA, as adjusted, was $35.8 million and $43.8 million during the three months ended September 30, 2020 and 2019, respectively. EBITDA, as adjusted, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 decreased primarily due to decreases in gross margin for our contract operations, product sales and aftermarket services segments, partially offset by a decrease in SG&A expense.

Our EBITDA, as adjusted, was $95.0 million and $130.9 million during the nine months ended September 30, 2020 and 2019, respectively. EBITDA, as adjusted, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 decreased primarily due to decreases in gross margin for our product sales, aftermarket services and contract operations segments, partially offset by a decrease in SG&A expense.

EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net loss, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures” included elsewhere in this Quarterly Report.

The Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Contract Operations
(dollars in thousands)

	Three Months Ended September 30,
	2020	2019	Change	% Change
Revenue	$81,679	$96,261	$(14,582)	(15)%
Cost of sales (excluding depreciation and amortization expense)	24,548	34,356	(9,808)	(29)%
Gross margin	$57,131	$61,905	$(4,774)	(8)%
Gross margin percentage (1)	70%	64%	6%	9%
___________________
(1) Defined as gross margin divided by revenue.

The decrease in revenue during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to decreases of approximately $9.8 million for changes in rates, $4.8 million in contract stops, $2.4 million impact of foreign currency exchange rates in Brazil, $2.1 million impact of devaluation on the Argentine Peso during the current year period and $2.1 million from the sale of equipment pursuant to a purchase option exercised by a customer during the fourth quarter of 2019. These revenue decreases were partially offset by an increase of $5.5 million due to the start-up of projects that were not operating in the prior year period, and an increase of $3.2 million primarily driven by an increase of deferred revenue recognized resulting from a change in the remaining term of a contract that will result in our recognizing approximately $87 million of remaining deferred revenue previously received from the customer over two remaining years instead of eight years. Gross margin decreased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to the revenue decreases explained above. The change in the remaining term of the contract resulted in additional costs during the three months ended September 30, 2020 in the form of depreciation expense, which is excluded from gross margin. Gross margin percentage during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 increased primarily due to reduced operating expenses relative to the prior year and the increase on deferred revenue recognized resulting from changes in the remaining term of a contract.

Aftermarket Services
(dollars in thousands)

	Three Months Ended September 30,
	2020	2019	Change	% Change
Revenue	$30,435	$34,893	$(4,458)	(13)%
Cost of sales (excluding depreciation and amortization expense)	23,135	26,079	(2,944)	(11)%
Gross margin	$7,300	$8,814	$(1,514)	(17)%
Gross margin percentage	24%	25%	(1)%	(4)%

The decrease in revenue during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due a decrease in installation services, offset by an increase in part sales. Gross margin during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 decreased primarily due to the revenue decrease explained above. Gross margin percentage during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 remained relatively flat.

Product Sales
(dollars in thousands)

	Three Months Ended September 30,
	2020	2019	Change	% Change
Revenue	$57,397	$54,796	$2,601	5%
Cost of sales (excluding depreciation and amortization expense)	54,263	48,187	6,076	13%
Gross margin	$3,134	$6,609	$(3,475)	(53)%
Gross margin percentage	5%	12%	(7)%	(58)%

The increase in revenue during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to an increase of $35.5 million in compression revenue, partially offset by a decrease of $33.6 million in processing and treating equipment revenue due to nearing completion on a specific project and a decline in bookings. The decline in bookings is due to volatility in demand for energy and in commodity prices as well as an industry trend towards disciplined capital spending. Gross margin decreased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to higher expenses on a specific project. Gross margin percentage decreased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to the higher expenses discussed above and a shift in product mix during the current year period.

Costs and Expenses
(dollars in thousands)

	Three Months Ended September 30,
	2020	2019	Change	% Change
Selling, general and administrative	$29,959	$32,308	$(2,349)	(7)%
Depreciation and amortization	36,630	41,106	(4,476)	(11)%
Impairments	1,695	2,970	(1,275)	(43)%
Restructuring and other charges	238	1,257	(1,019)	(81)%
Interest expense	9,623	10,103	(480)	(5)%
Gain on extinguishment of debt	(780)	—	(780)	N/A
Other (income) expense, net	1,178	2,101	(923)	(44)%

Selling, general and administrative
SG&A expense decreased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a decrease in compensation costs. SG&A expense as a percentage of revenue was 18% and 17% during the three months ended September 30, 2020 and 2019, respectively.

Depreciation and amortization
Depreciation and amortization expense during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 decreased primarily due to a decrease in depreciation expense of approximately $9.5 million in the current year period resulting from the sale of equipment on a contract operations contract in the fourth quarter of 2019. This decrease was partially offset by an increase of approximately $3.1 million in depreciation for equipment on a contract operations project that was not operating in the prior year period and additional depreciation expense of $2.6 million recognized during the three months ended September 30, 2020 on a contract operations project due to changes in the terms of a contract.

Impairments
During the third quarter of 2020, we impaired certain assets due to the termination of a contract operations project where it was not cost effective to move the assets and try to utilize them with a different customer. As a result, we removed them from the fleet and recorded an impairment of $1.7 million during the three months ended September 30, 2020.

During the third quarter of 2019, we classified certain long-lived assets as assets held for sale in our balance sheets. In conjunction with the planned disposition of these units, we recorded impairment charges of $3.0 million to write-down these assets to their approximate fair values for the three months ended September 30, 2019 based on the expected net proceeds.

Restructuring and other charges
The energy industry’s focus on capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the third quarter of 2019, we announced a cost reduction plan primarily focused on workforce reductions. We incurred restructuring and other charges associated with these activities of $0.2 million and $1.3 million during the three months ended September 30, 2020 and 2019, respectively.

Interest expense
The decrease in interest expense during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to a lower average interest rate on the long-term debt. During the three months ended September 30, 2020 and 2019, the average daily outstanding borrowings of long-term debt were $503.4 million and $519.9 million, respectively.

Extinguishment of debt
During the third quarter of 2020, we purchased and retired $5.0 million principal amount of our 8.125% senior unsecured notes due 2025 (the “2017 Notes”). for $4.3 million including $0.1 million of accrued interest. During the three months ended September 30, 2020, we recognized a gain on extinguishment of debt of $0.8 million, which was calculated as the difference between the repurchase price and the carrying amount of the 2017 Notes.

Other (income) expense, net
The change in other (income) expense, net, was primarily due to foreign currency losses of $2.2 million during the three months ended September 30, 2020 compared to foreign currency losses of $3.1 million during the three months ended September 30, 2019. Foreign currency losses and gains included translation gains, net of gains on foreign currency derivatives, of $0.6 million and translation losses of $0.9 million during the three months ended September 30, 2020 and 2019, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations.

Income Taxes
(dollars in thousands)

	Three Months Ended September 30,
	2020	2019	Change	% Change
Provision for income taxes	$5,745	$477	$5,268	1,104%
Effective tax rate	(52.3)%	(3.8)%	(48.5)%	1,276%

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21.0% and our effective tax rate for the three months ended September 30, 2020: (i) a (49.9)% negative impact resulting from unrecognized tax benefits under FASB’s Interpretation No. 48 of Financial Accounting Standard 109 (“FIN 48”), (ii) a (22.4)% negative impact resulting from foreign currency devaluations in Argentina, (iii) a (29.1)% negative impact resulting from foreign taxes in excess of the U.S. tax rate and other rate drivers, and (iv) a 31.7% positive impact resulting from a release of valuation allowances against U.S. deferred tax assets.

Discontinued Operations
(dollars in thousands)

	Three Months Ended September 30,
	2020	2019	Change	% Change
Income (loss) from discontinued operations, net of tax	$(998)	$3,153	$(4,151)	(132)%

Income (loss) from discontinued operations, net of tax, includes our Belleli EPC business and our U.S. compression fabrication business.

Income (loss) from discontinued operations, net of tax, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 decreased due to a $6.8 million decrease in income from U.S. compression, partially offset by a $2.5 million increase in income from Belleli EPC. The decrease in income in U.S. compression business was primarily driven by the decrease in orders for the business. The increase in income in Belleli EPC was primarily driven by payment received from a customer for amounts that were previously reserved. For further details on our discontinued operations, see Note 3 to the Financial Statements.

The Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Contract Operations
(dollars in thousands)

	Nine Months Ended September 30,
	2020	2019	Change	% Change
Revenue	$254,412	$271,645	$(17,233)	(6)%
Cost of sales (excluding depreciation and amortization expense)	79,754	93,283	(13,529)	(15)%
Gross margin	$174,658	$178,362	$(3,704)	(2)%
Gross margin percentage (1)	69%	66%	3%	5%
___________________
(1) Defined as gross margin divided by revenue.

The decrease in revenue during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to decreases of approximately $22.9 million for changes in rates, $12.6 million in contract stops, $8.1 million impact of devaluation on the Argentine Peso during the current year period, $6.6 million impact of foreign currency exchange rates in Brazil, and $6.2 million from the sale of equipment pursuant to a purchase option exercised by customers during the fourth quarter of 2019. These revenue decreases were partially offset by an increase of $29.9 million due to the start-up of projects that were not operating in the prior year period, an increase of $10.3 million from the sale of equipment pursuant to a purchase option exercised by customers during the first quarter of 2020 and an increase of $3.2 million primarily driven by an increase of deferred revenue recognized resulting from a change in the remaining term of a contract that will result in our recognizing $87 million of remaining deferred revenue previously received from the customer over two remaining years instead of eight years. Gross margin decreased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the revenue decreases explained above. The change in the remaining term of the contract resulted in additional costs during the nine months ended September 30, 2020 in the form of depreciation expense, which is excluded from gross margin. Gross margin percentage during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 increased primarily due to reduced operating expenses relative to the prior year.

Aftermarket Services
(dollars in thousands)

	Nine Months Ended September 30,
	2020	2019	Change	% Change
Revenue	$83,337	$92,308	$(8,971)	(10)%
Cost of sales (excluding depreciation and amortization expense)	63,336	67,814	(4,478)	(7)%
Gross margin	$20,001	$24,494	$(4,493)	(18)%
Gross margin percentage	24%	27%	(3)%	(11)%

The decrease in revenue during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to decreases in installation services and operation and maintenance services. Gross margin and gross margin percentage decreased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the revenue decrease explained above and the product mix during the current year period.

Product Sales
(dollars in thousands)

	Nine Months Ended September 30,
	2020	2019	Change	% Change
Revenue	$123,613	$254,367	$(130,754)	(51)%
Cost of sales (excluding depreciation and amortization expense)	125,581	217,073	(91,492)	(42)%
Gross margin	$(1,968)	$37,294	$(39,262)	(105)%
Gross margin percentage	(2)%	15%	(17)%	(113)%

The decrease in revenue during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to a decrease of $202.1 million in processing and treating equipment revenue due to nearing completion on a specific project and a decline in bookings. The decline in bookings is due to volatility in demand for energy and in commodity prices as well as an industry trend towards disciplined capital spending. This decrease was partially offset by increases of $63.2 million and $11.1 million in compression revenue and water solutions revenue, respectively. Gross margin decreased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to the revenue decrease explained above and higher expenses on a specific project. Gross margin percentage during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 decreased primarily due to the higher expenses discussed above and a shift in product mix during the current year period.

Costs and Expenses
(dollars in thousands)

	Nine Months Ended September 30,
	2020	2019	Change	% Change
Selling, general and administrative	$95,049	$108,902	$(13,853)	(13)%
Depreciation and amortization	100,887	113,450	(12,563)	(11)%
Impairments	1,695	8,889	(7,194)	(81)%
Restructuring and other charges	3,550	6,342	(2,792)	(44)%
Interest expense	29,214	28,194	1,020	4%
Gain on extinguishment of debt	(3,424)	—	(3,424)	N/A
Other (income) expense, net	(1,169)	399	(1,568)	(393)%

Selling, general and administrative
SG&A expense decreased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to a decrease in compensation costs, partially offset by the increase in allowance for doubtful accounts primarily due to the expected impact of COVID-19 on our customers. SG&A expense as a percentage of revenue was 21% and 18% during the nine months ended September 30, 2020 and 2019, respectively.

Depreciation and amortization
Depreciation and amortization expense during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 decreased primarily due to a decrease in depreciation expense of approximately $27.9 million in the current year period resulting from the sale of equipment on a contract operations contract in the fourth quarter of 2019. This decrease was partially offset by an increase of approximately $16.3 million in depreciation for installation costs and equipment on contract operations projects that were not operating in the prior year period and an additional depreciation expense of $2.6 million recognized during the nine months ended September 30, 2020 on a contract operations project due to changes in the remaining term of a contract.

Impairments
During the third quarter of 2020, we impaired certain assets due to the termination of a contract operations project where it was not cost effective to move the assets and try to utilize them with a different customer. As a result, we removed them from the fleet and recorded an impairment of $1.7 million during the nine months ended September 30, 2020.

During the second quarter of 2019, we classified certain long-lived assets as assets held for sale in our balance sheets. In conjunction with the planned disposition of these units, we recorded impairment charges of $8.9 million to write-down these assets to their approximate fair values for the nine months ended September 30, 2019 based on the expected net proceeds.

Restructuring and other charges
The energy industry’s focus on capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the second quarter of 2019, we announced a cost reduction plan primarily focused on workforce reductions. We incurred restructuring and other charges associated with these activities of $3.6 million and $6.1 million during the nine months ended September 30, 2020 and 2019, respectively.

In the second quarter of 2018, we initiated a relocation plan in the Latin America region to better align our contract operations business with our customers. As a result of this plan, during the nine months ended September 30, 2019, we incurred restructuring and other charges of $0.2 million primarily related to relocation costs.

Interest expense
The increase in interest expense during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to a decrease in capitalized interest. During the nine months ended September 30, 2020 and 2019, the average daily outstanding borrowings of long-term debt were $496.7 million and $508.8 million, respectively.

Extinguishment of debt
During the nine months ended September 30, 2020, we purchased and retired $24.0 million principal amount of our 2017 Notes for $20.6 million including $0.3 million of accrued interest. During the nine months ended September 30, 2020, we recognized a gain on extinguishment of debt of $3.4 million, which was calculated as the difference between the repurchase price and the carrying amount of the 2017 Notes, partially offset by $0.2 million in related deferred financing costs.

Other (income) expense, net
The change in other (income) expense, net, was primarily due to foreign currency losses of $2.0 million during the nine months ended September 30, 2020 compared to foreign currency losses, net of losses on foreign currency derivatives, of $3.5 million during the nine months ended September 30, 2019. Foreign currency losses and gains included translation gains, net of gains on foreign currency derivatives, of $3.8 million and translation losses, net of losses on foreign currency derivatives, of $0.1 million during the nine months ended September 30, 2020 and 2019, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. The change in other (income) expense, net, also included a decrease of $1.1 million in gains on sale of property, plant and equipment in the current year period.

Income Taxes
(dollars in thousands)

	Nine Months Ended September 30,
	2020	2019	Change	% Change
Provision for income taxes	$18,970	$20,209	$(1,239)	(6)%
Effective tax rate	(57.3)%	(77.6)%	20.3%	(26)%

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate for the nine months ended September 30, 2020: (i) a (27.7)% negative impact resulting primarily from rate differences between U.S. and foreign jurisdictions including foreign withholding taxes, (ii) a (26.7)% negative impact resulting from unrecognized tax benefits under FIN 48, (iii) a (15.6)% negative impact resulting from foreign currency devaluations in Argentina, and (iv) a (2.7)% negative impact resulting from the recording of valuation allowances against U.S. deferred tax assets.

Discontinued Operations
(dollars in thousands)

	Nine Months Ended September 30,
	2020	2019	Change	% Change
Income (loss) from discontinued operations, net of tax	$(15,833)	$23,695	$(39,528)	(167)%

Income (loss) from discontinued operations, net of tax, includes our Belleli EPC business and our U.S. compression fabrication business.

Income (loss) from discontinued operations, net of tax, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 decreased due to a $34.3 million decrease in income from U.S. compression business and a $5.4 million decrease in income from Belleli EPC. The decrease in income in U.S. compression business was primarily driven by the decrease in orders for the business and a $6.5 million impairment. The decrease in income from Belleli EPC was primarily due to $6.5 million tax benefit related to a settlement of Italian tax litigation previously recorded as an unrecognized tax benefit, partially offset by payment received from a customer for amounts that were previously reserved. For further details on our discontinued operations, see Note 3 to the Financial Statements.

Liquidity and Capital Resources

Our unrestricted cash balance was $28.2 million at September 30, 2020 compared to $16.7 million at December 31, 2019. Working capital increased to $116.5 million at September 30, 2020 from $109.3 million at December 31, 2019. The increase in working capital was primarily due to a decrease in accounts payable and increases in contract assets and accounts receivables, partially offset by increases in contract liabilities and accrued liabilities and a decrease in inventory. The decrease in accounts payable was largely caused by the timing of purchases and payments to suppliers during the current year period. The increase in contract assets was primarily driven by the timing of milestone billings on product sales projects. The increase in accounts receivables was due to a delay in payments from customers. The increase in contract liabilities was primarily driven by the change in the term of a contract operation services contract. The increase in accrued liabilities was due to the timing of the interest payment of the 2017 Notes. The decrease in inventory was primarily driven by the progression of product sales activity.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) continuing operations:
Operating activities	$25,672	$157,461
Investing activities	(65,612)	(166,481)
Financing activities	74,583	49,486
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(750)	(1,298)
Discontinued operations	(20,766)	(36,648)
Net change in cash, cash equivalents and restricted cash	$13,127	$2,520

Operating Activities.  The decrease in net cash provided by operating activities during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to a decrease in gross margin for our product sales segment and a decrease in cash received from upfront billings on contract operations projects. Working capital changes during the nine months ended September 30, 2020 included a decrease of $13.5 million in accounts payable and other liabilities, an increase of $12.6 million in contract assets and an increase of $10.8 million in accounts receivable and notes. Working capital changes during the nine months ended September 30, 2019 included an increase of $68.0 million in contract liabilities, an increase of $18.3 million in inventory and a decrease of $23.9 million in contract assets.
Investing Activities.  The decrease in net cash used in investing activities during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to a $104.1 million decrease in capital expenditures. The decrease in capital expenditures was primarily driven by the timing of awards and growth capital expenditures for new contract operations projects.

Financing Activities.  The increase in net cash provided by financing activities during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to a decrease of $40.7 million in purchases of treasury stock, partially offset by a decrease in net borrowings of $15.2 million on our long-term debt.

Discontinued Operations.  The decrease in net cash used in discontinued operations during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to working capital changes related to our U.S. compression fabrication business.

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

We generally invest funds necessary to manufacture contract operations fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. We currently plan to spend approximately $75 million to $85 million in capital expenditures during 2020, including (1) approximately $55 million to $65 million on contract operations growth capital expenditures and (2) approximately $20 million on equipment maintenance capital related to our contract operations business and other capital expenditures.

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

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and financial markets and created significant volatility and disruption across most industries. Efforts to mitigate the spread of COVID-19 have also resulted in decreased energy demand and additional weakness in energy pricing. The broader implications of COVID-19 on our customers and our long-term future results of operations and overall financial condition remains uncertain.

Long-Term Debt. We and our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”), are parties to an amended and restated credit agreement (the “Credit Agreement”) consisting of a $700.0 million revolving credit facility expiring in October 2023.

During the nine months ended September 30, 2020 and 2019, the average daily outstanding borrowings of long-term debt were $496.7 million and $508.8 million, respectively. The weighted average annual interest rate on outstanding borrowings under our revolving credit facility at September 30, 2020 and 2019 was 2.4% and 4.1%, respectively. LIBOR and certain other “benchmarks” have been the subject of national, international and other regulatory guidance and proposals for reform. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Central banks and regulators in a number of major jurisdictions (for example, U.S., United Kingdom, European Union, Switzerland, and Japan) have convened working groups to find and implement the transition to suitable replacement benchmarks. In the U.S. the Alternative Reference Rates Committee, a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, identified the Secured Overnight Financing Rate, a rate based on U.S. report trading, as its preferred alternative rate for LIBOR. We are in the beginning stages of creating a program that focuses on identifying, evaluating, and monitoring financial and non-financial risks that may result if LIBOR rates are no longer published after 2021.

As of September 30, 2020, we had $170.0 million in outstanding borrowings and $11.8 million in outstanding letters of credit under our revolving credit facility. At September 30, 2020, taking into account guarantees through letters of credit, we had undrawn capacity of $518.2 million under our revolving credit facility. Our Amended Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Amended Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $145.9 million of the $518.2 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of September 30, 2020.

The Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Credit Agreement) of 2.75 to 1.00. As of September 30, 2020, we maintained a 4.3 to 1.0 interest coverage ratio, a 3.5 to 1.0 total leverage ratio and a 1.2 to 1.0 senior secured leverage ratio. As of September 30, 2020, we were in compliance with all financial covenants under the Credit Agreement.

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

During the nine months ended September 30, 2020, we purchased and retired $24.0 million principal amount of our 2017 Notes for $20.6 million (including $0.3 million of accrued interest) resulting in a gain on extinguishment of debt of $3.4 million. The gain was calculated as the difference between the repurchase price and the carrying amount of the 2017 Notes, partially offset by $0.2 million in related deferred financing costs.

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

Unrestricted Cash. Of our $28.2 million unrestricted cash balance at September 30, 2020, $27.4 million was held by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to foreign withholding taxes. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S., the available borrowing capacity under our revolving credit facility and the repayment of intercompany liabilities from our non-U.S. subsidiaries will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

Share Repurchase Program. On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the nine months ended September 30, 2019, we repurchased 3,054,338 shares of our common stock for $38.9 million in connection with our share repurchase program. During the nine months ended September 30, 2020, we did not repurchase any shares under this program. As of September 30, 2020, the remaining authorized repurchase amount under the share repurchase program was $57.7 million.

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

Nine Months Ended September 30, 2020
Summarized Statement of Operations:
Revenues(1)	$127,435
Cost of sales(1)	93,314
Loss from continuing operations	(118,715)
Net loss	(135,377)

(1)Includes $61.2 million of revenue and $40.6 million of cost of sales for intercompany sales from the Obligated Group the Non-Guarantor Subsidiaries during the nine months ended September 30, 2020.

	September 30, 2020	December 31, 2019
Summarized Balance Sheet:
ASSETS
Intercompany receivables due from non-guarantors	$190,323	$177,649
Total current assets	323,244	353,431
Total long-term assets	256,063	249,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
Intercompany payables due to non-guarantors	$363,609	$399,645
Total current liabilities	481,885	552,941
Long-term liabilities	571,058	495,829

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

The following table reconciles our net loss to EBITDA, as adjusted (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(17,721)	$(9,841)	$(67,914)	$(22,540)
(Income) loss from discontinued operations, net of tax	998	(3,153)	15,833	(23,695)
Depreciation and amortization	36,630	41,106	100,887	113,450
Impairments	1,695	2,970	1,695	8,889
Restatement related charges, net	—	—	—	20
Restructuring and other charges	238	1,257	3,550	6,342
Interest expense	9,623	10,103	29,214	28,194
Gain on extinguishment of debt	(780)	—	(3,424)	—
(Gain) loss on currency exchange rate remeasurement of intercompany balances	(624)	884	(3,822)	55
Provision for income taxes	5,745	477	18,970	20,209
EBITDA, as adjusted	$35,804	$43,803	$94,989	$130,924

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with changes in foreign currency exchange rates due to our significant international operations. While the majority of our revenue contracts are denominated in the U.S. dollar, certain contracts or portions of certain contracts, most notably within our contract operations segment, are exposed to foreign currency fluctuations. Approximately 15% of revenues in our contract operations segment are denominated in a currency other than the U.S. dollar. The currencies for which we have our largest exchange rate exposures are related to changes in the Argentine Peso and the Brazilian Real. During the nine months ended September 30, 2020, the Argentine Peso depreciated by approximately 21% and Brazilian Real depreciated by approximately 29%. The impact of foreign currency risk on income for these contracts is generally mitigated by matching costs with revenues in the same currency.

Additionally, the net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded foreign currency losses of $2.0 million and foreign currency losses of $2.7 million in our statements of operations during the nine months ended September 30, 2020 and 2019, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Foreign currency losses included translation gains of $3.8 million and $0.2 million during the nine months ended September 30, 2020 and 2019, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. During the nine months ended September 30, 2020 and 2019, we entered into forward currency exchange contracts to mitigate exposures in U.S. dollars related to the Argentine Peso, Brazilian Real and Indonesian Rupiah. As a result of entering into these contracts, we recognized losses of $0.8 million during the nine months ended September 30, 2019. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic and aggressive actions taken in response to it have negatively impacted the global economy, disrupted global supply chains and financial markets and created significant volatility and disruption across most industries, including ours. In response to the pandemic, governmental authorities mandated shutdowns, travel restrictions, social distancing requirements, stay at home orders and advisories and other restrictions. Some (but not all) of these restrictions have been gradually relaxed over the summer and early fall of this year but may be re-imposed in the future in areas that experience a resurgence of COVID-19 cases.

The extent to which the coronavirus pandemic will continue to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers and customer demand for our products, solutions, and services; our ability to sell and provide our products, solutions, and services, including as a result of supplier disruptions, travel restrictions, economic shutdowns and people working from home; the ability of our customers to pay for our products, solutions, and services; and any closures of our and our customers’ offices and facilities.

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

Many countries significantly shut down their economies to mitigate the spreading of the virus, thus impacting consumer spending including reduced demand for oil and natural gas. Although certain economies are reopening. Any full or partial future shutdowns imposed in an attempt to gain further control over the spread of the virus could directly or indirectly impact the demand for and pricing of our products and services and negatively impact our operating results especially if there are returns to shutdowns in the future. Further deterioration in economic conditions, as a result of the COVID-19 pandemic or otherwise, could lead to a further or prolonged decline in demand for our products and services and negatively impact our business. For example, some customers that have been impacted by COVID-19 have slowed down decision making, delayed planned work and have sought to terminate or renegotiate existing agreements. We have also increased our reserve for uncollectible accounts in response to the impact of COVID-19 on our business, but we may have to increase it further as the virus continues to impact demand and pricing of oil and natural gas and our customers’ financial condition. The pandemic has also and may again adversely impact financial markets and corporate credit markets which could adversely impact our access to financing or the terms of any such financing. These types of events are unpredictable and can materially affect our business, financial condition, results of operations and cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table summarizes our repurchases of equity securities during the three months ended September 30, 2020:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs (2)
July 1, 2020 - July 31, 2020	504	$5.22	—	$57,726,011
August 1, 2020 - August 31, 2020	1,372	5.94	—	57,726,011
September 1, 2020 - September 30, 2020	142	4.06	—	57,726,011
Total	2,018	$5.63	—	$57,726,011
____________________
(1)     Total number of shares repurchased includes 2,018 shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.
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

Exterran Corporation

Date: November 2, 2020	By:	/s/ DAVID A. BARTA
David A. Barta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)