Form 10-K
period 2020-12-31
Exterran Corp
filed 2021-03-02
CIK 1635881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the common stock of the registrant held by non-affiliates, based on the closing price on the New York Stock Exchange, as of June 30, 2020 was $133,924,187.
Number of shares of the common stock of the registrant outstanding as of February 16, 2021: 33,135,838 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2021 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, are incorporated by reference into Part III of this Form 10-K.

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations; the expected amount of our capital expenditures; anticipated cost savings, future revenue, adjusted gross margin and other financial or operational measures related to our business and our primary business segments; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

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
•liability related to the use of our products, solutions and services;
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
Item 1.  Business

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” the “Company,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a global systems and process company offering solutions in the oil, gas, water and power markets. We are a leader in natural gas processing and treatment and compression products, solutions, and services, providing critical midstream infrastructure solutions to customers throughout the world. Our manufacturing facilities are located in the United States of America (“U.S.”), Singapore and the United Arab Emirates.

General

We provide our products, solutions and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. We operate in three primary business lines: contract operations, aftermarket services and product sales. The nature and inherent interactions between and among our business lines provide us with opportunities to cross-sell and offer integrated product and service solutions to our customers.

We have continued to work toward our strategy to be a company that leverages sustainable technology and operational excellence to provide complete systems and process solutions in energy and industrial applications. Over the past several years, we have made significant progress in this journey by taking actions to protect our core business, develop important organizational capabilities, commercialize new products, solutions, and services and implement new processes to position Exterran for success. We are focused on optimizing our portfolio of products, solutions, and services to better serve our global customers while providing a more attractive investment option for our investors. As we continue on this path, we decided that our U.S. compression fabrication business was non-core to our strategy going forward and during the third quarter of 2020, we entered into an agreement to sell the business which closed on November 2, 2020. During the third quarter of 2020, this business met the held for sale criteria and is also now reflected as discontinued operations in our financial statements for all periods presented. The U.S. compression fabrication business was previously included in our product sales segment and has been reclassified to discontinued operations in our financial statements for all periods presented. Compression revenue from sales to international customers continues to be included in our product sales segment.

For financial data relating to our reportable business segments or countries that accounted for 10% or more of our revenue in any of the last two fiscal years or 10% or more of our property, plant and equipment, net, as of December 31, 2020 and 2019, see Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and Note 20 to our Consolidated Financial Statements included in Part IV, Item 15 (collectively referred to as “Financial Statements,” and individually referred to as “balance sheets,” “statements of operations,” “statements of comprehensive income (loss),” “statements of stockholders’ equity” and “statements of cash flows” herein).

Contract Operations

In our contract operations business, we provide processing and treating and compression services through the operation of our crude oil and natural gas production and process equipment and natural gas compression equipment for our customers. In addition to these services, we also offer water treatment and power generation solutions to our customers on a stand-alone basis or integrated into our natural gas and crude oil production and processing solutions or natural gas compression. Our services include the provision of personnel, equipment, tools, materials and supplies to meet our customers’ oil and natural gas production and processing, natural gas compression, water treatment and power generation service needs. To provide these services to meet our customers’ needs, activities we may perform include engineering, designing, sourcing, constructing, installing, operating, servicing, repairing, maintaining and demobilizing equipment owned by us.

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

Our equipment is operated and maintained in accordance with established operational procedures and maintenance schedules. These operations and maintenance procedures are updated as technology changes and as our operations team develops new techniques and procedures. In addition, because our field technicians regularly operate and maintain our contract operations equipment, they are familiar with the condition of our equipment and can readily identify potential problems. In our experience, this in-house expertise and these maintenance procedures maximize equipment life and unit availability, minimize avoidable downtime and lower the overall maintenance expenditures over the equipment life. We believe our contract operations services generally allow our customers to achieve higher production rates and lower unit costs of operation than they would otherwise achieve with their own operations, resulting in increased revenue and margin for our customers. In addition, outsourcing these services allows our customers flexibility for their production and processing and compression needs while minimizing their upfront capital requirements.

During the year ended December 31, 2020, approximately 55% of our revenue and 89% of our adjusted gross margin was generated from contract operations. As of December 31, 2020, we had approximately $1.1 billion of unsatisfied performance obligations (commonly referred to as backlog), of which approximately $283 million is expected to be recognized as revenue before December 31, 2021. Our contract operations backlog consists of unfilled orders based on signed contracts and does not include potential sales pursuant to letters of intent received from customers. Our contract operations business is capital intensive. As of December 31, 2020, the net book value of property, plant and equipment associated with our contract operations business was $692.0 million.

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

During the year ended December 31, 2020, approximately 19% of our revenue and 10% of our adjusted gross margin was generated from aftermarket services.

Product Sales

In our product sales business, we design, engineer, manufacture, install and sell equipment used in the treating and processing of crude oil, natural gas, natural gas compression packages and water treatment equipment primarily to major and independent oil and natural gas producers as well as national oil and natural gas companies around the world. We offer a broad range of equipment designed to process crude oil and natural gas into hydrocarbon commodities suitable for end use. Our products include cryogenic plants, mechanical refrigeration and dew point control plants, condensate stabilizers, wellhead, gathering, residue and high pressure natural gas compression equipment, water treatment equipment, integrated power generation and skid-mounted production packages designed for both onshore and offshore production facilities. We believe the broad range of products we sell through our global operating structure enables us to take advantage of the ongoing, worldwide energy infrastructure build-out.

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

During the third quarter of 2020, we entered into an agreement to sell our U.S. compression fabrication business which closed on November 2, 2020. The compression fabrication business for sales to U.S. customers, which was previously included in our product sales segment, is now included in discontinued operations. We will continue with our sales of compression equipment to customers outside of the U.S, and for fully integrated facilities globally.

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

During the year ended December 31, 2020, approximately 26% of our revenue and 1% of our adjusted gross margin was generated from product sales. As of December 31, 2020, our backlog in product sales was approximately $465 million, of which approximately $177 million is expected to be recognized as revenue before December 31, 2021. Our product sales backlog consists of unfilled orders based on signed contracts and does not include potential product sales pursuant to letters of intent received from customers.

Competitive Strengths

We believe we have the following key competitive strengths:

•Global footprint and expansive service and product offerings positioned to capitalize on the global energy infrastructure build-out.  The global oil and natural gas production and processing infrastructure build out provides us with opportunities for growth. We are well positioned to capitalize on increased opportunities in both the U.S. and international markets. We believe our global customer base will continue to invest in infrastructure projects based on longer-term fundamentals that are less tied to near-term commodity prices and that our size and geographic presence provide us with a unique advantage in meeting our customers’ needs. We provide our customers with a broad variety of products, solutions, and services in approximately 25 countries worldwide, including compression, production and processing services, natural gas compression, oil and natural gas processing and treating equipment, water treatment solutions, installation services and integrated power generation. By offering a broad range of products, solutions, and services that leverage our core strengths, we believe we provide unique integrated solutions that meet our customers’ needs. We believe the breadth and quality of our products, solutions and services, the depth of our customer relationships and our presence in many major oil and natural gas producing regions place us in a position to capture additional business on a global basis.

•Complementary businesses enable us to offer customers integrated infrastructure solutions.  We aim to provide our customers with a single source to meet their energy infrastructure needs and we believe we have the ability to serve our customers’ changing needs in a variety of ways. For customers that seek to manage their capital spending on energy infrastructure projects, we offer our full project and operations services through our contract operations business. For customers that prefer to develop and acquire their own infrastructure assets, we are able to sell equipment and facilities to support their operations and, following the sale of our equipment, we can also provide commissioning, start-up, operations, maintenance, overhaul, upgrade and reconfiguration services through our aftermarket services business. Furthermore, we can combine our products into an integrated solution where we can design, engineer, procure and, in some cases, construct assets on-site for sale to our customers. Because of the breadth of our products and our unique ability to deliver those products through our different commercial models, we believe we are able to provide the right solution that is most suitable to our customers in the markets in which they operate. We believe this ability to provide our customers with a variety of products, solutions, and services provides us with more business opportunities, as we are able to adjust the products, solutions, and services we provide to reflect our customers’ changing needs.

•High-quality products, solutions, and services.  We have built a network of high-quality energy infrastructure assets that are strategically deployed across our global platform. Through our history of operating a wide variety of products in many energy-producing markets around the world, we have developed the technical expertise and experience that we believe is required to understand the needs of our customers and to meet those needs through a range of products, solutions, and services. These products, solutions, and services include highly customized compression, production, processing and treating solutions as well as standard products based on our expertise, in support of a range of projects, from those requiring quick completion to those that may take several years to fully develop. Additionally, our experience has enabled us to develop efficient systems and work processes and a skilled workforce that allow us to provide high-quality services. We seek to continually improve our products, solutions and services to enable us to provide our customers with high-quality, comprehensive oil and natural gas infrastructure support worldwide.

•Cash flows from our contract operations business are supported by long-term contracts.  We provide contract operations services to customers located in 12 countries. Within our contract operations business, we seek to enter into long-term contracts with a diverse collection of customers, including large integrated oil and natural gas companies and national energy companies. These contracts generally involve initial terms ranging from three to 12 years, and typically require our customers to pay a monthly service fee even during periods of limited or disrupted oil or natural gas flows. Furthermore, our customer base includes companies that are among the largest and most well-known companies within their respective regions and countries.

•Experienced management team.  We have an experienced and skilled management team with a long track record of driving growth through organic expansion and selective acquisitions. The members of our management team have strong relationships in the oil and gas industry and have operated through numerous commodity price cycles throughout our areas of operations. Members of our management team have spent a significant portion of their respective careers at highly regarded energy and manufacturing companies serving the upstream, midstream and downstream segments of the oil and natural gas market.

•Well-balanced capital structure with sufficient liquidity.  We intend to maintain a capital structure with an appropriate amount of leverage and the financial flexibility to invest in our operations and pursue attractive growth opportunities which we believe will increase overall earnings and cash flow generated by our business. As of December 31, 2020, taking into account guarantees through outstanding letters of credit, we had undrawn capacity of $424.0 million under our revolving credit facility, of which $73.3 million was available for additional borrowings as a result of a covenant restriction included in our credit agreement. In addition, as of December 31, 2020, we had $40.3 million of cash and cash equivalents on hand.

Business Strategies

We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:

•Strategically grow our business.  Our primary strategic focus involves the targeted growth of our core business by expanding our product and services offerings and by leveraging our existing, proven portfolio of products, solutions, and services. We intend to infuse new sustainable technology and innovation into our existing midstream products, solutions, and services while developing new product and service offerings in water treatment and integrated power generation. Additionally, our strategic focus includes targeting development opportunities in the U.S. energy market and expansion into new international markets benefiting from the global energy infrastructure build-out. We believe our diverse product and service portfolio allows us to readily respond to changes in industry and economic conditions and that our global footprint allows us to provide the prompt product availability our customers require. We have the ability to undertake projects in new locations as needed to meet customer demand and to readily deploy our capital to construct new or supplemental projects that we can build, own, operate and maintain on behalf of our customers through our contract operations business. In addition, we seek to provide our customers with integrated energy infrastructure solutions by combining product and service offerings across our businesses. We plan to supplement our organic growth with select acquisitions, partnerships and other commercial arrangements in key markets to further enhance our geographic reach, sustainable product offerings and other capabilities. We believe these arrangements will allow us to generate incremental revenues from existing and new customers and increase market share.

•Expand customer base and deepen relationships with existing customers.  We believe the unique, broad range of products, solutions, and services we offer, the quality of our products, solutions and services and our diverse geographic footprint position us to attract new customers and cross-sell our products, solutions and services to existing customers. In addition, we have a long history of providing our products, solutions and services to our customers which, coupled with the technical expertise of our experienced personnel, enables us to understand and meet our customers’ needs, particularly as those needs develop and change over time. We intend to continue to devote significant business development resources to market our products, solutions and services, leverage existing relationships and expedite our growth potential. Additionally, we seek to evolve our products, solutions and services offerings by developing new technologies that will allow us to provide differentiated solutions to the critical midstream infrastructure needs of our customers.

•Enhance our safety performance.  We believe our safety performance and reputation help us to attract and retain customers and employees. We have adopted rigorous processes and procedures to facilitate our compliance with safety regulations and policies on a global basis. We work diligently to meet or exceed applicable safety regulations, and continue to focus on our safety as our business grows and operating conditions change.

•Continue to optimize our global platform, products, solutions, and services and enhance our profitability.  We regularly review and evaluate the quality of our operations, products, solutions, and services and portfolio of our product and service offerings. This evaluation process includes assessing the quality of our performance and potential opportunities to create value for our customers. We believe the development and introduction of new technology into our existing products, solutions, and services offerings will create more value for our customers and us in the market place, which we believe will further differentiate us from our competitors. Additionally, we believe our ongoing focus on improving the quality of our operations, products, solutions, and services results in greater satisfaction among our customers, which we believe results in greater profitability and value for our shareholders.

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

Outsourcing

Natural gas producers, transporters and processors choose to outsource their operations due to the benefits and flexibility of contract operations services. In particular, we believe outsourcing compression, production and processing operations to experienced operators like us offers customers:
•access to our specialized personnel and technical skills, including engineers, operators and field service and maintenance employees, which we believe generally leads to improved production rates and increased throughput and therefore higher revenues and margins;
•the ability to increase their profitability by transporting or producing a higher volume of natural gas through decreased equipment downtime and reduced operating, maintenance and equipment costs by allowing us, as the service provider, to efficiently manage their operations; and
•the flexibility to deploy their capital on projects more directly related to their primary business of hydrocarbon exploration and production by reducing their investment in compression, production and processing equipment and related maintenance capital requirements.

Oil and Natural Gas Industry Cyclicality and Volatility

Changes in oil and natural gas exploration and production spending normally result in changes in demand for our products, solutions and services. However, we believe our contract operations business is less impacted by commodity prices than certain other energy service products, solutions, and services because compression, production and processing services are necessary for oil and natural gas to be delivered from the wellhead to end users. Furthermore, our contract operations business is tied primarily to global oil and natural gas production and consumption trends, which are generally less cyclical in nature than exploration activities.

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

During the year ended December 31, 2020, Petroleo Brasileiro, S.A. (“Petrobras”) accounted for approximately 15% of our total revenue. During the year ended December 31, 2019, Basrah Gas Company accounted for approximately 19% of our total revenue. No other customer accounted for more than 10% of our revenue in 2020 and 2019.

We currently operate in approximately 25 countries. We have manufacturing facilities in the U.S., Singapore and the United Arab Emirates and offices in most of the major oil and gas regions around the world.

The markets in which we operate are highly competitive. Overall, we experience considerable competition from companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole and to more readily take advantage of available opportunities. We believe we are competitive with respect to price, equipment availability, customer service, flexibility in meeting customer needs, technical expertise, quality and reliability of our compression, processing and treating equipment and related services. We face competition throughout our businesses, with some companies competing with us in multiple business segments. In our product sales business, we have different competitors in the standard and custom-engineered equipment sectors. Competitors in the standard equipment sector include several large companies and a large number of small, regional fabricators. Our competition in the custom-engineered sector consists mainly of larger companies with the ability to provide integrated projects and product support after the sale.

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

Employees

As of December 31, 2020, we had approximately 3,100 regular full-time employees, plus approximately 400 contractors. Approximately 350 of these regular full-time employees are in the U.S., while approximately 2,750 are in countries outside of the U.S. We are a global company, serving the needs of all our customers, in all our countries we operate in.

Talent and Development

The foundation of our Company are our values that guide us in everything we do:
•Integrity;
•Customer focus;
•Accountability;
•Collaboration;
•Courage;
•Curiosity.

Along with our core values, we act in accordance with our Code of Conduct, which sets forth expectations and guidance for employees to make appropriate decisions. Our Code of Conduct covers topics such as anti-corruption, discrimination, harassment, privacy, appropriate use of company assets, protecting confidential information, and reporting Code of Conduct violations. The Code of Conduct reflects our commitment to operating in a fair, honest, responsible and ethical manner, and also provides direction for reporting complaints in the event of alleged violations of our policies (including through an anonymous hotline). Our executive officers and supervisors maintain “open door” policies and any form of retaliation is strictly prohibited.

We have an extensive global performance management program. Our leaders are continually challenged to take on new and different responsibilities that provide personal growth and our annual talent review program highlights new development opportunities, as well as provides a summary of our team strengths. Our employees undergo extensive anti-bribery and ethics training.

Human Capital Management

Exterran began a multi-year journey in 2020 to implement a robust global Human Capital Management (“HCM”) system. During 2021, the HCM tool will allow us to begin capturing certain employee data, in compliance with applicable local regulations, around diversity, as well as hiring and promotion practices. The HCM tool will also give employees access to input and modify their personal information confidentially and accurately.

As a global company with operations around the world, we have a diverse workforce. We believe that adopting this HCM tool to capture personal attributes will provide better insight into how our workforce differs from one country to another and allow us to better understand whether specific groups are underrepresented in a particular country’s workforce. This knowledge will enable us to work towards achieving a full representation of that culture’s diverse population.

Health and Wellness

Exterran is committed to providing a healthy work environment, improving the quality of the working lives for all employees and fostering an organization that is sustainable for the long term. We want employees to reach their full potential for their own benefit and that of the organization. In support of that goal, we have established our Five Pillars of Well-being: Physical, Financial, Social, Community and Career. Through these goals we aim to:

•Understand our employees’ changing needs and provide programs that support those needs;
•Stay competitive to attract and retain top talent;
•Engage and educate employees in financial preparedness and physical well-being;
•Achieve a higher level of sustainable results though alignment with our core values;
•Create opportunities to build employee relationships that foster a “One Exterran” team, with members committed to each other’s success;
•Create a culture that recognizes achievements and encourages personal growth and development; and
•Connect our employees with the communities in which we live and work because we believe it is the right thing to do.

In response to the COVID-19 pandemic, government legislation and local authorities, we implemented changes that we determined were in the best interest of our employees, as well as the communities in which we operate. This included supporting a majority of our office employees in transitioning to working from home, while implementing additional safety measures for employees continuing critical on-site and shop work. We continue to embrace a flexible working arrangement for a majority of our workforce.

Safety

Exterran is committed to preventing injuries, illness or loss of life as a result of our operations. Our employees are empowered with the ability to stop any job that appears unsafe without fear of punishment. Further, we have protocols to help maintain a safe working environment, identify and evaluate risks in our operations and ensure continual improvement. These protocols are designed to ensure that we not only provide a safe working environment, but in the event something does go wrong, we learn why and take action to prevent a recurrence.

Safety is not just discussed with employees but is embedded in our culture. We track safety performance across all our operations and our global safety performance is an element of our management incentive compensation. In 2020, we had 342 incident free days and 12 recordable incidents compared to 317 incident free days and 17 recordable incidents in 2019.

Diversity and Culture

Our people and operations are part of communities around the globe. We have a long-standing commitment to Equal Employment Opportunity (“EEO”) as evidenced by the Company’s global EEO policy. Also, our Board and management value diversity in ethnicity, race, national origin and geography to better understand the needs and viewpoints of our global customers, employees, governments and other stakeholders. Among our eight directors, three are citizens of the U.S., two are citizens of Canada, one is a citizen of the United Kingdom, one is a citizen of Egypt and Brazil, and one is a woman who is a citizen of both Brazil and the United Kingdom.

Like our employee base, our Board is diverse by gender, ethnicity and national origin. Our leadership is also diverse by citizenship and ethnicity. Almost all of our leadership positions in each country are held by local citizens of those countries. Approximately 10% of our employees are female, and 90% are male.

Communication and Engagement

We believe that Exterran’s successes depends on our employees understanding how their work contributes to the Company’s overall strategy. To this end, we communicate with our workforce through a variety of channels and encourage open and direct communication, including: (i) quarterly company-wide CEO update calls; (ii) regular company-wide regional calls with leaders and key employees; (iii) CEO and Officer messages and (iv) frequent email corporate communications.

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

Additionally, we make available free of charge on our website:
•our Code of Conduct;
•our Corporate Governance Principles; and
•the charters of our audit, compensation and nominating and corporate governance committees.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic and aggressive actions taken in response to it have negatively impacted the global economy, disrupted global supply chains and financial markets, and created significant volatility and disruption across most industries, including ours. In response to the pandemic, governmental authorities mandated shutdowns, travel restrictions, social distancing requirements, stay at home orders and advisories, and other restrictions. Some (but not all) of these restrictions have been gradually relaxed over the summer and fall of this year. Many of these restrictions have since been re-imposed as various areas have experienced a resurgence of COVID-19 cases, and other areas in the future may re-impose additional restrictions as well.

The extent to which the COVID-19 pandemic will continue to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic, including the effectiveness and availability of vaccines and other treatments; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers and customer demand for our products, solutions, and services; our ability to sell and provide our products, solutions, and services, including as a result of supplier disruptions, travel restrictions, economic shutdowns, and people working from home; the ability of our customers to pay for our products, solutions, and services; any closures of our and our customers’ offices and facilities; and the availability and effectiveness of vaccines or other treatment for this particular coronavirus.

We are following local governmental guidance for viral spread mitigation, including having many of our employees who would traditionally work in an office work from home, and have put in place additional health and safety measures to protect our employees, our customers and other parties who are working at our operating sites. While some of our employees can work remotely, many of our projects require our employees to travel to operating sites. Certain of our customers and significant projects are located in areas where travel restrictions have been imposed and we may be unable to fulfill our obligations to those customers as a result. The ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or by their inability to travel as a result of the mitigation measures noted above, which has affected our ability to fulfill our obligations to our customers. See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19 on our Business for further discussion of our response to, and the impact of, the COVID-19 pandemic on our business.

Many countries significantly shut down their economies to mitigate the spreading of the virus, thus impacting consumer spending and reducing demand for oil and natural gas. Although certain economies are making progress in reopening, any full or partial future shutdowns imposed in an attempt to gain further control over the spread of the virus could directly or indirectly impact the demand for and pricing of our products, solutions and services and negatively impact our operating results especially if there are returns to shutdowns in the future. Further deterioration in economic conditions, as a result of the COVID-19 pandemic or otherwise, could lead to a further or prolonged decline in demand for our products, solutions and services and negatively impact our business. For example, some customers that have been impacted by COVID-19 have slowed down decision making, delayed planned work and have sought to terminate or renegotiate existing agreements. We have also increased our reserve for uncollectible accounts in response to the impact of COVID-19 on our business, but we may have to increase it further as the virus continues to impact demand and pricing of oil and natural gas and our customers’ financial condition. The pandemic has also and may again adversely impact financial markets and corporate credit markets which could adversely impact our access to financing or the terms of any such financing. These types of events are unpredictable and can materially affect our business, financial condition, results of operations and cash flows.

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

During periods of lower oil or natural gas prices, our customers typically decrease their capital expenditures, which generally results in lower activity levels. A reduction in demand for our products, solutions and services could force us to reduce our pricing substantially, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, customer cash flows and returns on capital drive customer investment priorities. Industry observers believe shareholders are encouraging management teams of energy companies to focus operational and compensation strategies on returns and free cash flow generation rather than solely on growth. To accomplish these strategies, energy companies may need to better prioritize or reduce capital spending, which could impact resource allocation and production, ultimately constraining the amount of new projects by our customers.

If our customers seek to preserve capital by canceling contracts, canceling or delaying scheduled maintenance of their existing natural gas compression and oil and natural gas processing and treating equipment, cease commitments for new contract operations services contracts or new compression, oil and natural gas processing and treating equipment or new water treatment equipment, or cancel or delay orders with us, the demand for our products, solutions and services could be materially and adversely affected. Such a drop in demand could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The erosion of the financial condition of our customers could adversely affect our business.

Many of our customers finance their exploration and development activities through cash flows from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. A reduction in borrowing bases under reserve-based credit facilities, the lack of availability of debt or equity financing, or other factors that negatively impact our customers’ financial condition could result in our customers seeking to preserve capital by reducing prices under existing contracts, cancelling contracts with us, determining not to renew contracts with us, cancelling or delaying scheduled maintenance of their existing natural gas compression and oil and natural gas processing and treating equipment or water treatment, determining not to enter into contract operations agreements or not to purchase new compression, oil and natural gas processing and treating equipment or water treatment equipment, or determining to cancel or delay orders for our products, solutions and services. Any such action by our customers would reduce demand for our products, solutions and services which could adversely affect our business, financial condition, results of operations and cash flows. In addition, in the event of the financial failure of a customer, we could experience a loss on all or a portion of our outstanding accounts receivable associated with that customer as well as all future expected amounts under our contracts with that customer.

Failure to timely and cost-effectively execute on larger projects could adversely affect our business.

Some of our projects have a relatively larger size and scope than the majority of our projects, which can translate into more technically challenging conditions or performance specifications for our products, solutions and services. Contracts with our customers for these projects typically specify delivery dates, performance criteria and penalties for our failure to perform. Any failure to estimate the cost of and execute these larger projects in a timely and cost effective manner could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The majority of our contract operations and aftermarket services businesses, and a portion of our product sales business, are conducted in countries outside the U.S. We currently operate in approximately 25 countries. With respect to any particular country in which we operate, the risks inherent in our activities may include the following, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows:
•difficulties in managing international operations, including our ability to timely and cost effectively execute projects;
•unexpected changes in regulatory requirements, laws or policies by foreign agencies or governments;
•work stoppages;
•inability to train and retain qualified personnel in international markets;
•the burden of complying with multiple and potentially conflicting laws and regulations;
•tariffs and other trade barriers;
•actions by governments or national oil companies that result in the nullification or renegotiation on less than favorable terms of existing contracts, or otherwise result in the deprivation of contractual rights, and other difficulties in enforcing contractual obligations;

•governmental actions that (i) result in restricting the movement of property or that impede our ability to import or export parts or equipment, (ii) require a certain percentage of equipment to contain local or domestic content, or (iii) require certain local or domestic ownership, control or employee ratios in order to do business in or obtain special incentives or treatment in certain jurisdictions;
•potentially longer payment cycles;
•changes in political and economic conditions in the countries in which we operate, including general political unrest, the nationalization of energy related assets, civil uprisings, community protests, blockades, riots, kidnappings, violence associated with drug cartels and terrorist acts;
•potentially adverse tax consequences or tax law changes;
•currency controls, fluctuations in currency exchange rates and restrictions on repatriation of earnings;
•expropriation, confiscation or nationalization of property without fair compensation;
•the risk that our international customers may have reduced access to credit because of higher interest rates, reduced bank lending or a deterioration in our customers’ or their lenders’ financial condition;
•complications associated with installing, operating and repairing equipment in remote locations;
•limitations on insurance coverage;
•inflation;
•the geographic, time zone, language and cultural differences among personnel in different areas of the world; and
•difficulties in establishing new international offices and the risks inherent in establishing new relationships in foreign countries.

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

The countries with our largest contract operations businesses include Argentina, Brazil and Oman. We generate a significant portion of our revenue in these countries from national oil companies, including Yacimientos Petroliferos Fiscales in Argentina, Petrobras in Brazil and Petroleum Development Oman in Oman. Contracts with national oil companies may expose us to greater commercial, political and operational risks than we assume in other contracts. Our ability to resolve disputes or enforce contractual provisions may be negatively impacted by the significant bargaining leverage that national oil companies have over us. If our national oil company customers cancel some of our contracts and we are unable to secure new contracts on a timely basis and on substantially similar terms, or if a number of our contracts are renegotiated, it could adversely affect our business, financial position, results of operations or cash flows.

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

Our backlog may be subject to unexpected adjustments and cancellations.

The expected future revenues reflected in our backlog may not be realized or may not result in profits if realized. Due to potential project cancellations or changes in project scope and schedule, we cannot predict with certainty when or if backlog will be performed. In addition, even when a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us or poor project performance could increase the cost associated with a project. Delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce or eliminate revenues or profits that we actually realize from projects in backlog. We may be at greater risk of delays, suspensions and cancellations during periods of low oil and natural gas prices.

Reductions in our backlog due to cancellation or modification by a customer or for other reasons may adversely affect, potentially to a material extent, the revenues and earnings we actually receive from contracts included in our backlog. Contracts in our backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues for work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed. However, we may not have a contractual right upon cancellation to the total revenue reflected in our backlog. Projects may remain in our backlog for extended periods of time. If we experience significant project terminations, suspensions or scope adjustments to contracts reflected in our backlog, our financial condition, results of operations and cash flows may be adversely impacted.

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

Some of the components used in our products are obtained from a single source or a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases, product quality and a potential inability to obtain an adequate supply of required components in a timely manner. Additionally, we occasionally experience long lead times from our sources for major components and may at times make purchases in anticipation of future business. We do not have long-term contracts with some of these sources, and the partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage our customer relationships. Further, a significant increase in the price of one or more of these components could negatively impact on our results of operations.

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

Safety is a leading focus of our business, and our safety record is critical to our reputation and is of paramount importance to our employees, customers and stockholders. However, we often work on large-scale and complex projects which can place our employees and others near large mechanized equipment, moving vehicles, dangerous processes and in challenging environments. Although we have a functional group whose primary purpose is to implement effective quality, health, safety, environmental and security procedures throughout our company, our safety procedures may fail to be effective and our employees and others may become injured, disabled or lose their lives. As a result, our projects may be delayed or we may be exposed to litigation or investigations.

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

Our operations entail inherent risks, including equipment defects, malfunctions and failures, environmental discharges and natural disasters, which could result in uncontrollable flows of natural gas or well fluids, fires and explosions. These risks may expose us, as an equipment operator and developer, to liability for personal injury, wrongful death, property damage, pollution or other environmental damage. The insurance we carry against many of these risks may not be adequate to cover our claims or losses. In addition, we are substantially self-insured for workers’ compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Further, insurance covering the risks we expect to face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance on commercially reasonable terms or at all, our business, financial condition and results of operations could be negatively impacted.

We may be subject to risks arising from changes in technology.

The supply chains in which we operate are subject to technological changes and changes in customer requirements. We may not successfully develop or implement new or modified types of products or technologies that may be required by our customers in the future. Further, the development of new technologies by competitors could reduce demand for our products and affect our financial performance. Should we not be able to maintain or enhance the competitive values of our products or develop and introduce new products or technologies successfully, or if new products or technologies fail to generate sufficient revenues to offset research and development costs, our business, financial condition and operating results could be materially adversely affected.

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

Global climate change is an increased international concern and could increase operating costs or reduce the demand for our products, solutions and services.

Continuing political and social attention to the issue of global climate change has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit greenhouse gas emissions, such as cap and trade regimes, carbon taxes, restrictive permitting, increased fuel efficiency standards and incentives or mandates for renewable energy. For example, in December 2015, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris that prepared an agreement requiring member countries to review and represent a progression in their intended greenhouse gas emission reduction goals every five years beginning in 2020. While the U.S. withdrew from the Paris Agreement, President Biden has recommitted the U.S. to the Paris Agreement, and a significant number of U.S. state and local governments and major corporations headquartered in the U.S. have also announced an intent to honor the U.S.’s commitments. Several U.S. cities, counties and state governments have also filed lawsuits against certain oil and gas companies seeking compensatory damages and equitable relief to abate alleged climate change impacts. To date, none of these suits have been successful, and we are not a party to these proceedings. In the U.S., the EPA has also begun to regulate greenhouse gas emissions under the federal Clean Air Act and regulatory agencies and legislative bodies in other countries where we operate have adopted greenhouse gas emission reduction programs. The adoption of new or more stringent legislation or regulatory programs restricting greenhouse gas emissions in any of the jurisdictions where we or our customers operate could require us to incur higher operating costs or increase the cost of, and thus reduce the demand for, the hydrocarbon products of our customers. These increased costs or reduced demand could have an adverse effect on our business, profitability or results of operations.

Scientists have concluded that increasing greenhouse gas concentrations in the atmosphere may produce physical effects, such as increased severity and frequency of storms, droughts, floods and other climate events. To the extent there are significant changes in the Earth’s climate in the markets we serve or the areas where our assets reside, we could incur increased expenses, our operations could be materially impacted, and demand for our products, solutions and services could fall. Demand for our products, solutions and services may also be adversely affected by conservation plans and efforts undertaken in response to global climate change. Many governments also provide, or may in the future provide, tax advantages and other subsidies to support the use and development of alternative energy technologies. Our operations and the demand for our products, solutions and services or our customers’ products could be materially impacted by the development and adoption of these technologies.

Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for companies engaged in business involving fossil fuels, which has resulted in certain financial institutions, investment funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. This could make it more difficult for us or our customers to secure funding for exploration and production or midstream energy business activities, or could adversely affect the terms of the funding that is able to be obtained, if any.

Risks Related to Our Level of Indebtedness

Our outstanding debt obligations could limit our ability to fund future growth and operations and increase our exposure to risk during adverse economic conditions.

At December 31, 2020, we had a long-term debt balance of $562.3 million. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors and those listed in the Disclosure Regarding Forward-Looking Statements section included in Part I of this Annual report.

Our debt and associated commitments could have important adverse consequences. For example, these commitments could:
•make it more difficult for us to satisfy our contractual obligations;
•increase our vulnerability to general adverse economic and industry conditions;
•limit our ability to fund future working capital, capital expenditures, investments, acquisitions or other corporate requirements;
•increase our vulnerability to interest rate fluctuations because the interest payments on borrowings under our revolving credit facility are based upon variable interest rates and can adjust based upon certain financial covenant ratios;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•place us at a disadvantage compared to our competitors that have less debt or less restrictive covenants in such debt; and
•limit our ability to borrow additional funds in the future.

Covenants in our debt agreements may restrict our ability to operate our business.

Our credit agreement, consisting of a $650.0 million revolving credit facility expiring in October 2023, contains various covenants with which we, Exterran Energy Solutions, L.P. (“EESLP”), our wholly owned subsidiary, and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. Additionally, we are required to maintain certain financial covenant ratios. If we fail to remain in compliance with these restrictions and financial covenants, we would be in default under our credit agreement. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impact our ability to perform our obligations under our credit agreement, this could lead to a default. A default under one of our debt agreements might trigger cross-default provisions under our other debt agreement, which would accelerate our obligation to repay our indebtedness under those agreements. If the repayment obligations on any of our indebtedness were to be accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and our financial position would be materially adversely affected. As of December 31, 2020, we were in compliance with all financial covenants under our credit agreement.

As a result of a covenant restriction included in our credit agreement, $73.3 million of the $424.0 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of December 31, 2020.

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may adversely affect our results of operations.

LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The Alternative Reference Rates Committee, a steering committee consisting of large U.S. financial institutions convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended replacing LIBOR with the Secured Overnight Financing Rate (“SOFR”), an index supported by short-term Treasury repurchase agreements. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of USD LIBOR announced that it does not intend to cease publication of the remaining USD LIBOR tenors until June 30, 2023, providing additional time for existing contracts that are dependent on LIBOR to mature. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. As of December 31, 2020, $216.5 million of the borrowings under our revolving credit facility had interest rate payments determined directly or indirectly based on LIBOR. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the performance of LIBOR relative to its historic values. If the methods of calculating LIBOR change from current methods for any reason, or if LIBOR ceases to perform as it has historically, our interest expense associated with our outstanding indebtedness or any future indebtedness we incur may increase. Further, when LIBOR ceases to exist, we may be forced to substitute an alternative reference rate under our revolving credit facility or rely on base rate borrowings in lieu of LIBOR-based borrowings. Although SOFR appears to be the preferred replacement rate for USD LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the U.S. Any such alternative reference rate may increase the interest expense associated with our existing or future indebtedness. Any of these occurrences could materially and adversely affect our borrowing costs, business and results of operations.

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

On November 3, 2015, we completed our spin-off (the “Spin-off”) from Archrock, Inc. (“Archrock”). In connection with the Spin-off, certain tax liabilities of Archrock may become our obligations. Pursuant to the U.S. Internal Revenue Code and the related rules and regulations, each corporation that was a member of the Archrock consolidated U.S. federal income tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the Spin-off is jointly and severally liable for the U.S. federal income tax liability of the entire Archrock consolidated tax reporting group for that taxable period. In connection with the Spin-off, we entered into a tax matters agreement with Archrock that allocates the responsibility for prior period taxes of the Archrock consolidated tax reporting group between us and Archrock. If Archrock is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes.

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

General Risks Factors

The market price and trading volume of our common stock may be volatile.

The market price of our stock may be influenced by many factors, some of which are beyond our control, including the following:
•the inability to meet the financial estimates of analysts who follow our common stock;
•strategic actions by us or our competitors;
•announcements by us or our competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;
•variations in our quarterly operating results and those of our competitors;
•general economic and stock market conditions;
•risks relating to our business and our industry, including those discussed above;
•changes in conditions or trends in our industry, markets or customers;
•cyber-attacks, terrorist acts or armed hostilities;
•future sales of our common stock or other securities;
•material weaknesses in our internal control over financial reporting; and
•investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives.

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
Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following table describes the material facilities we owned or leased as of December 31, 2020:

Location	Status	Square Feet	Uses
Houston, Texas	Leased	63,693	Corporate office
Port Harcourt, Nigeria	Leased	47,333	Contract operations and aftermarket services
Neuquen, Argentina	Owned	43,233	Contract operations and aftermarket services
Reynosa, Mexico	Owned	28,912	Contract operations and aftermarket services
Veracruz, Mexico	Leased	25,833	Contract operations and aftermarket services
Santa Cruz, Bolivia	Leased	22,017	Contract operations and aftermarket services
Camacari, Brazil	Owned	86,112	Contract operations
Bangkok, Thailand	Leased	51,667	Aftermarket services
Hamriyah Free Zone, UAE	Leased	212,742	Product sales
Broken Arrow, Oklahoma	Owned	145,755	Product sales
Singapore, Singapore	Leased	111,693	Product sales

Item 3.  Legal Proceedings

On December 19, 2020, we initiated arbitration in the International Court of Arbitration of the International Chamber of Commerce against Iberoamericana de Hidrocarburos, S.A. De C.V. (“IHSA”) to collect approximately $38 million owed to us under three agreements, plus future lost profits, interest, attorneys’ fees, and other damages as allowed under the contracts and/or Mexican law. The three agreements relate to contract operation services provided to IHSA by Exterran. After we stopped providing services due to IHSA’s nonpayment, on December 29, 2020, IHSA filed a lawsuit in the 129th Judicial District Court of Harris County, Texas, for tortious interference with a contract and prospective business relationships, claiming damages for lost profits, lost production, loss of equipment, loss of business opportunity, damage to business reputation and attorneys’ fees. On February 1, 2021, Exterran removed IHSA’s lawsuit to the United States District Court for the Southern District of Texas. We have moved to compel IHSA to bring its claim in arbitration as required under the three agreements and dismiss the lawsuit. Based on currently available information we believe IHSA’s claims are without merit; however, IHSA’s claim are in the early stages and the results cannot be predicted with certainty.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange under the stock symbol “EXTN.” As of February 16, 2021, there were approximately 1,716 holders of record of our common stock.

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

Comparison of Cumulative Total Return

The performance graph below shows the cumulative total stockholder return on our common stock, compared with the S&P 500 Composite Stock Price Index (the “S&P 500 Index”) and the Oilfield Service Index (the “OSX Index”) for the five fiscal years ended December 31, 2020. The results are based on an investment of $100 in each of our common stock, the S&P 500 Index and the OSX Index. The graph assumes the reinvestment of dividends and adjusts all closing prices and dividends for stock splits.

Comparison of Cumulative Total Return

$250
$200
$150
$100
$50
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Exterran Corporation
S&P 500 Index
OSX Index

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchase of Equity Securities

The following table summarizes our repurchases of equity securities during the three months ended December 31, 2020:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that may yet to be Purchased Under the Publicly Announced Program
October 1, 2020 - October 31, 2020	—	$—	—	$57,726,011
November 1, 2020 - November 30, 2020	1,641	4.10	—	57,726,011
December 1, 2020 - December 31, 2020	—	—	—	57,726,011
Total	1,641	$4.10	—	$57,726,011

(1)Total number of shares repurchased includes 1,641 shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

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

Item 6.  Selected Financial Data

The table below presents certain selected historical consolidated financial information as of and for each of the years in the five-year period ended December 31, 2020. The selected historical consolidated financial data as of December 31, 2020 and 2019 and the selected historical consolidated financial data for the years ended December 31, 2020 and 2019 has been derived from our audited Financial Statements included elsewhere in this report. The selected historical consolidated financial data as of December 31, 2018, 2017 and 2016 and for the years ended December 31, 2018, 2017 and 2016 has been derived from our financial statements not included in this report.

The results from continuing operations for all periods presented exclude the historical results of our U.S. Compression fabrication business that was sold in November 2020 and other businesses discontinued in prior periods. Those results are reflected in discontinued operations for all periods presented. The selected financial data presented below should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements contained in this report.

	Years Ended December 31,
(in thousands, except per share data)	2020	2019(1)	2018(1)	2017(1)	2016(1)
Statement of Operations Data:
Revenues	$613,061	$796,011	$906,685	$853,459	$712,111
Cost of sales (excluding depreciation and amortization expense):	351,195	481,598	554,422	521,534	415,667
Selling, general and administrative	123,406	141,733	153,191	155,724	137,113
Depreciation and amortization	145,043	158,302	119,911	103,210	128,143
Impairments	11,648	52,567	3,858	3,627	14,495
Restatement related charges (recoveries), net	—	—	(276)	3,419	18,879
Restructuring and other charges	3,550	6,194	1,997	2,344	17,335
Interest expense	38,817	38,620	29,217	34,826	34,181
Equity in income of non-consolidated affiliates	—	—	—	—	(10,403)
Gain on extinguishment of debt	(3,571)	—	—	—	—
Other (income) expense, net	589	(392)	6,484	(975)	(13,046)
Income (loss) before income taxes	(57,616)	(82,611)	37,881	29,750	(30,253)
Provision for income taxes	28,403	25,290	39,433	22,695	124,242
Income (loss) from continuing operations	(86,019)	(107,901)	(1,552)	7,055	(154,495)
Income (loss) from discontinued operations, net of tax	(15,272)	5,524	26,406	26,825	(73,442)
Net income (loss)	(101,291)	(102,377)	24,854	33,880	(227,937)
Income (loss) from continuing operations per common share:
Basic and diluted	$(2.63)	$(3.15)	$(0.04)	$0.20	$(4.47)
Weighted average common shares outstanding used in income (loss) from continuing operations per common share:
Basic	32,750	34,283	35,433	34,959	34,568
Diluted	32,750	34,283	35,433	35,040	34,568
Other Financial Data:
Total adjusted gross margin (2)	$261,866	$314,413	$352,263	$331,925	$296,444
EBITDA, as adjusted (2)	133,751	173,040	199,543	178,534	163,818
Capital expenditures:
Contract Operations Equipment:
Growth (3)	$56,639	$163,731	$186,240	$104,909	$53,005
Maintenance (4)	8,055	8,753	6,616	15,691	14,440
Other	10,917	16,553	17,567	9,081	6,005
Balance Sheet Data:
Cash and cash equivalents	$40,318	$16,683	$19,300	$49,145	$35,678
Working capital (5) (6)	154,718	109,278	108,746	134,048	177,824
Property, plant and equipment, net	733,222	824,194	863,229	784,930	751,371
Total assets (6)	1,303,491	1,418,004	1,567,054	1,460,807	1,374,778
Long-term debt	562,325	443,587	403,734	368,142	348,387
Total stockholders’ equity (6)	295,832	409,538	552,821	554,786	556,771

(1)During the fourth quarter of 2020, we completed the sale of our U.S. compression fabrication business and it is now reflected as discontinued operations in our financial statements for all periods presented.
(2)Total adjusted gross margin and EBITDA, as adjusted, are non-GAAP financial measures. Total adjusted gross margin and EBITDA, as adjusted, are defined, reconciled to gross margin and net income (loss), respectively, and discussed further below under “Non-GAAP Financial Measures.”
(3)Growth capital expenditures are made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue generating capabilities of existing or new assets, whether through construction, acquisition or modification. The majority of our growth capital expenditures are related to contract operations projects including acquisition costs of new compressor units and processing and treating equipment and installation costs for projects that we add to our contract operations business. In addition, growth capital expenditures can include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor unit is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications for which it previously was not suited.
(4)Maintenance capital expenditures are made to maintain the existing operating capacity of our assets and related cash flows further extending the useful lives of the assets. Maintenance capital expenditures are related to major overhauls of significant components of a compressor unit, such as the engine, compressor and cooler, that return the components to a “like new” condition, but do not modify the applications for which the compressor unit was designed.
(5)Working capital is defined as current assets minus current liabilities.
(6)Amounts include balance sheet data for discontinued operations.

Non-GAAP Financial Measures

We define adjusted gross margin as revenue less cost of sales (excluding depreciation and amortization expense). We evaluate the performance of each of our segments based on adjusted gross margin. Total adjusted gross margin is included as a supplemental disclosure because it is a primary measure used by our management to evaluate the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. We believe adjusted gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations. Depreciation and amortization expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. As an indicator of our operating performance, total adjusted gross margin should not be considered an alternative to, or more meaningful than, our gross margin or our income (loss) before income taxes, each as determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”). Our adjusted gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate adjusted gross margin in the same manner.

Total adjusted gross margin has certain material limitations associated with its use as compared to income (loss) before income taxes. These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense, selling, general and administrative (“SG&A”) expense, impairments, restructuring and other charges and gain on the extinguishment of debt. Each of these excluded expenses is material to our statements of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue, and SG&A expenses are necessary to support our operations and required corporate activities. To compensate for these limitations, management uses total adjusted gross margin, a non-GAAP measure, as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles our total gross margin to our total adjusted gross margin (in thousands):

	Years Ended December 31,
	2020	2019	2018	2017	2016
Revenues	$613,061	$796,011	$906,685	$853,459	$712,111
Costs of sales (excluding depreciation and amortization expenses)	351,195	481,598	554,422	521,534	415,667
Depreciation and amortization(1)	139,107	151,716	113,815	96,643	121,303
Total gross margin	122,759	162,697	238,448	235,282	175,141
Depreciation and amortization(1)	139,107	151,716	113,815	96,643	121,303
Total adjusted gross margin	$261,866	$314,413	$352,263	$331,925	$296,444

(1)Represents the portion only attributable to cost of sales.

We define EBITDA, as adjusted, as net income (loss) excluding income (loss) from discontinued operations (net of tax), cumulative effect of accounting changes (net of tax), income taxes, interest expense (including debt extinguishment costs), depreciation and amortization expense, impairment charges, restructuring and other charges, non-cash gains or losses from foreign currency exchange rate changes recorded on intercompany obligations, expensed acquisition costs, gain on extinguishment of debt, and other items. We believe EBITDA, as adjusted, is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization), our subsidiaries’ capital structure (non-cash gains or losses from foreign currency exchange rate changes on intercompany obligations), tax consequences, impairment charges, restructuring and other charges, expensed acquisition costs, gain on extinguishment of debt, and other items. Management uses EBITDA, as adjusted, as a supplemental measure to review current period operating performance, comparability measures and performance measures for period to period comparisons. In addition, the compensation committee has used EBITDA, as adjusted, in evaluating the performance of the Company and management and in evaluating certain components of executive compensation, including performance-based annual incentive programs. Our EBITDA, as adjusted, may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.

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

The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Years Ended December 31,
	2020	2019	2018	2017	2016
Net income (loss)	$(101,291)	$(102,377)	$24,854	$33,880	$(227,937)
(Income) loss from discontinued operations, net of tax	15,272	(5,524)	(26,406)	(26,825)	73,442
Depreciation and amortization	145,043	158,302	119,911	103,210	128,143
Impairments	11,648	52,567	3,858	3,627	14,495
Restatement related charges (recoveries), net	—	48	(276)	3,419	18,879
Restructuring and other charges	3,550	6,194	1,997	2,344	17,335
Proceeds from sale of joint venture assets	—	—	—	—	(10,403)
Interest expense	38,817	38,620	29,217	34,826	34,181
Gain on the extinguishment of debt	(3,571)	—	—	—	—
(Gain) loss on currency exchange rate remeasurement of intercompany balances	(4,120)	(80)	5,241	(516)	(8,559)
Loss on sale of businesses	—	—	1,714	111	—
Penalties from Brazilian tax programs	—	—	—	1,763	—
Provision for income taxes	28,403	25,290	39,433	22,695	124,242
EBITDA, as adjusted	$133,751	$173,040	$199,543	$178,534	$163,818

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

This section of the Form 10-K discusses the results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Overview

We are a global systems and process company offering solutions in the oil, gas, water and power markets. We are a leader in natural gas processing and treatment and compression products, solutions, and services providing critical midstream infrastructure solutions to customers throughout the world. We provide our products, solutions, and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. We operate in three primary business lines: contract operations, aftermarket services and product sales. The nature and inherent interactions between and among our business lines provide us with opportunities to cross-sell and offer integrated product and service solutions to our customers. In our contract operations business line, we provide processing, treating, compression and water treatment services through the operation of our natural gas compression equipment, crude oil and natural gas production and process equipment and water treatment equipment for our customers. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, repair, overhaul, upgrade, startup and commissioning and reconfiguration services to customers who own their own oil and natural gas compression, production, processing, treating and related equipment. In our product sales business line, we design, engineer, manufacture, install and sell equipment used in the treating and processing of crude oil, natural gas and water as well as natural gas compression packages to our customers throughout the world and for use in our contract operations business line. We also offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as integrated projects.

We have continued to work toward our strategy to be a company that leverages sustainable technology and operational excellence to provide complete systems and process solutions in energy and industrial applications. Over the past several years, we have made significant progress in this journey by taking actions to protect our core business, develop important organizational capabilities, commercialize new products, solutions, and services and implement new processes to position Exterran for success. We are focused on optimizing our portfolio of products, solutions, and services to better serve our global customers while providing a more attractive investment option for our investors. As we continue on this path, we decided that our U.S. compression fabrication business was non-core to our strategy going forward and during the third quarter of 2020, we entered into an agreement to sell the business which closed on November 2, 2020. During the third quarter of 2020, this business met the held for sale criteria and is also now reflected as discontinued operations in our financial statements for all periods presented. The U.S. compression fabrication business was previously included in our product sales segment and has been reclassified to discontinued operations in our financial statements for all periods presented. Compression revenue from sales to international customers continues to be included in our product sales segment.

Our chief operating decision maker manages business operations, evaluates performance and allocates resources based on the Company’s three primary business lines, which are also referred to as our segments. In order to more efficiently and effectively identify and serve our customer needs, we classify our worldwide operations into four geographic regions. The North America region is primarily comprised of our operations in the U.S. The Latin America region is primarily comprised of our operations in Argentina, Bolivia, Brazil, and Mexico. The Middle East and Africa region is primarily comprised of our operations in Bahrain, Iraq, Oman, Nigeria and the United Arab Emirates. The Asia Pacific region is primarily comprised of our operations in China, Indonesia, Singapore and Thailand.

Industry Conditions and Trends

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves, along with spending within the midstream space. Spending by oil and natural gas exploration and production companies and midstream providers is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop, produce, transport, and treat these reserves. Although we believe our contract operations business is typically less impacted by short-term commodity prices than certain other energy products, solutions, and service providers, changes in oil and natural gas exploration and production spending normally result in changes in demand for our products, solutions and services.

Beginning in 2019, there has been a shift in the industry that was exacerbated by the COVID-19 pandemic. The industry has seen a structural change in the behavior of exploration and production producers and midstream providers, predominately in the U.S., but internationally as well, to change their focus from growth to one emphasizing cash flow and returns. This has caused a significant reduction in their capital spending plans in order to drive incremental cash flow and has put constraints on the amount of new projects that customers sanction. We believe this is likely to continue to persist into 2021. The COVID-19 pandemic has created a demand shock to the system that further exacerbated the supply demand imbalance that was already taking place. The timing of the rebalancing of supply and demand and improvement of pricing for crude oil and natural gas resulting in increased spending on new projects remains uncertain.

Our Performance Trends and Outlook

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression, oil and natural gas production and processing and produced water treatment solutions along with our customers’ decisions to use our products, solutions and services, use our competitors’ products and services or own and operate the equipment themselves.

Aggregate booking activity levels for our product sales segment in North America and international markets during the year ended December 31, 2020 was approximately $456.5 million, which represents an increase of 96% compared to the year ended December 31, 2019. The increase in bookings was primarily driven by a large processing plant order in the Middle East. Fluctuations in the size and timing of customers’ requests for bid proposals and awards of new contracts tend to create variability in booking activity levels from period to period.

Historically, oil, natural gas and natural gas liquids and the level of drilling and exploration activity in North America have been volatile. The Henry Hub spot price for natural gas was $2.36 per MMBtu at December 31, 2020, which was 13% higher than prices at December 31, 2019, and the U.S. natural gas liquid composite price was $4.97 per MMBtu for the month of October 2020, which was 7% lower than prices for the month of December 2019. In addition, the West Texas Intermediate crude oil spot price as of December 31, 2020 was 21% lower than prices at December 31, 2019. Volatility in demand for energy and in commodity prices as well as an industry trend towards disciplined capital spending and improving returns have caused timing uncertainties in demand for our products recently. These uncertainties have caused delays in the timing of new equipment orders and lower bookings in North America in our product sales segment. Booking activity levels for our product sales segment in North America during the year ended December 31, 2020 were $3.2 million, which represents a decrease of 95% compared to the year ended December 31, 2019.

Longer-term fundamentals in our international markets partially depend on international oil and gas infrastructure projects, many of which are based on the longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based more on longer-term fundamentals that may be less tied to near term commodity prices than our North American customers. Over the long term, we believe the demand for our products, solutions and services in international markets will continue, and we expect to have opportunities to grow our international businesses. Booking activity levels for our manufactured products in international markets during the year ended December 31, 2020 were $453.3 million, which represents an increase of 177% compared to the year ended December 31, 2019.

The timing of customer orders and change in activity levels by our customers is difficult to predict. As a result, our ability to project the anticipated activity booking levels for our business, and particularly our product sales segment, is limited. Given the volatility of the global energy markets and industry capital spending levels, we plan to monitor and continue to control our expense levels as necessary to protect our profitability. Additionally, volatility in commodity prices could continue to delay investments by our customers in significant projects, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

Our level of capital spending largely depends on the demand for our contract operations services and the equipment required to provide such services to our customers. Based on opportunities we anticipate in international markets, we expect to invest more capital in our contract operations business in 2021 than we did in 2020.

A decline in demand for oil and natural gas or prices for those commodities, or instability and rationalization of capital funding in the global energy markets could continue to cause a reduction in demand for our products, solutions and services. We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

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

Execution on Larger Contract Operations and Product Sales Projects. Some of our projects are significant in size and scope, which can translate into more technically challenging conditions or performance specifications for our products, solutions and services. Contracts with our customers generally specify delivery dates, performance criteria and penalties for our failure to perform. Any failure to execute such larger projects in a timely and cost effective manner could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The Company took proactive steps earlier in the first quarter of 2020 to enable and verify the ability to ensure the safety of our employees while still carrying on the majority of business functions. These steps included:

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
•Although early in 2020 we recorded significant new product sales bookings, more recently we have seen a decrease in purchasing activity from our customers which we believe is due to both the work at home mitigation measures our customers are also taking and weakness in commodity prices, causing us to lower our expectations for additional new bookings in the near term;
•Given travel restrictions and other mitigation efforts, certain of our employees were not able to travel to work assignments, therefore although we have taken additional steps to be able to continue to provide services required by our customers, some services were delayed until mitigation measures were eased;
•While our operations have been impacted by lower product sale bookings in 2019 and we started cost reduction efforts even prior to the current pandemic, we have continued our efforts to optimize our cost structure to align with the expected demand in our business including making work force reductions;
•We are continuing to have discussions with customers at their request to save them costs by collaborating with them on how we can manage costs and/or optimize the projects performance to potentially improve our and their results;
•We evaluated our accounts receivable and given the current energy environment and expected impact to the financials of our customers, we increased our reserve for uncollectible accounts by $4.8 million;
•Given COVID-19’s impact on demand for energy and decreased commodity prices which impact our customer’s capital spending, during the three months ended March 31, 2020, we tested our long-term assets for impairment and concluded that no impairment was indicated;
•As many of our suppliers increased delivery times including as a result of disruptions, we are working with customers on revising expected due-dates for delivery, and have pushed out the timing of our recognition of revenue and adjusted gross margin on certain projects as a result of these and other delays caused by the pandemic; and
•We have participated in certain COVID-19 tax incentive programs in certain jurisdictions in which we operate. These primarily allowed a delay in filing and/or paying of taxes for short periods of time. In the U.S., we filed a request for refund and received a $4.9 million Alternative Minimum Tax refund in 2020, which was earlier than originally scheduled due to the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We have not participated in any government sponsored loan programs under the CARES Act.

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

Summary of Results

Revenue. Revenue during the years ended December 31, 2020 and 2019 was $613.1 million, and $796.0 million, respectively. The decrease in revenue during the year ended December 31, 2020 compared to the year ended December 31, 2019 was due to revenue decreases in our three segments. The decrease in our product sales segment was primarily due to an overall decline in bookings as a consequence of market conditions in North America.

Net income (loss). We generated a net loss of $101.3 million and $102.4 million during the years ended December 31, 2020 and 2019, respectively. The decrease in net loss during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a decrease in impairment charges, a decrease in selling, general and administrative (“SG&A”) expense, a decrease in depreciation and amortization expense, a gain on extinguishment of debt of $3.6 million and a decrease in restructuring and other charges, partially offset by decreases in adjusted gross margin for our product sales, aftermarket services and contract operations segments, a decrease in income from discontinued operations, net of tax and an increase in income taxes. Net loss during the year ended December 31, 2020 included loss from discontinued operations, net of tax, of $15.3 million and net loss during the year ended December 31, 2019 included income from discontinued operations, net of tax, of $5.5 million due to the recognition of our U.S. compression fabrication business as discontinued operations and a $6.5 million tax benefit in Belleli EPC related to a settlement of Italian tax litigation previously recorded as an unrecognized tax benefit.

EBITDA, as adjusted. Our EBITDA, as adjusted, was $133.8 million and $173.0 million during the years ended December 31, 2020 and 2019, respectively. EBITDA, as adjusted, during the year ended December 31, 2020 compared to the year ended December 31, 2019 decreased primarily due to a decrease in adjusted gross margin for our product sales, aftermarket services and contract operations segments, partially offset by a decrease in SG&A expense.

EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

As discussed in Note 5 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations, Belleli EPC business, and U.S. compression fabrication business. Those results are reflected in discontinued operations for all periods presented.

Results by Business Segment. The following table summarizes revenue, adjusted gross margin and adjusted gross margin percentages for each of our business segments (dollars in thousands):

	Years Ended December 31,
	2020	2019
Revenue:
Contract Operations	$338,423	$368,126
Aftermarket Services	113,246	129,217
Product Sales(1)	161,392	298,668
Total Revenue	$613,061	$796,011

Segment Adjusted Gross Margin: (2)
Contract Operations	$233,041	$239,963
Aftermarket Services	25,531	33,610
Product Sales(1)	3,294	40,840
Total Adjusted Gross Margin	$261,866	$314,413

Segment Adjusted Gross Margin Percentage: (3)
Contract Operations	69%	65%
Aftermarket Services	23%	26%
Product Sales(3)	2%	14%

(1)The compression fabrication business for sales to U.S. customers, which was previously included in our product sales segment, is now included in discontinued operations.
(2)Segment adjusted gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense) broken out by the different segments. We evaluate the performance of each of our segments based on adjusted gross margin.
(3)Segment adjusted gross margin percentage is defined as segment adjusted gross margin divided by segment revenue.

Operating Highlights

The following table summarizes the expected timing of revenue recognition from our contract operations backlog (in thousands):

December 31, 2020
Contract Operations Backlog: (1)
2021	$283,124
2022	212,895
2023	160,026
2024	135,091
2025	105,795
Thereafter	203,998
Total contract operations backlog	$1,100,929

(1) As of December 31, 2020, the total value of our contract operations backlog accounted for as operating leases was approximately $149 million, of which $33 million is expected to be recognized in 2021, $44 million is expected to be recognized in 2022, $44 million is expected to be recognized in 2023 and $28 million is expected to be recognized in 2024. Contract operations revenues recognized as operating leases for the year ended December 31, 2020 was approximately $35 million.

The following table summarizes our product sales backlog (in thousands):

	December 31,
	2020	2019
Product Sales Backlog: (1)
Compression equipment(2)	$10,218	$54,541
Processing and treating equipment	425,292	69,912
Other product sales	29,835	47,094
Total product sales backlog	$465,345	$171,547

(1)    We expect that approximately $177 million of our product sales backlog as of December 31, 2020 will be recognized as revenue before December 31, 2021.
(2)    Compression equipment includes sales to customers outside of the U.S. The U.S. compression fabrication business that was previously included in our product sales segment, is now included in discontinued operations.

Results of Operations

The Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Contract Operations
(dollars in thousands)

	Years Ended December 31,
	2020	2019	Change	% change
Revenue	$338,423	$368,126	$(29,703)	(8)%
Cost of sales (excluding depreciation and amortization expense)	105,382	128,163	(22,781)	(18)%
Adjusted gross margin	$233,041	$239,963	$(6,922)	(3)%
Adjusted gross margin percentage	69%	65%	4%	6%

The decrease in revenue during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to decreases of approximately $36.4 million for changes in rates, $15.8 million in contract stops, $10.1 million impact of devaluation on the Argentine Peso during the current year period, $8.8 million impact of foreign currency exchange rates in Brazil, and $7.6 million from the sale of equipment pursuant to a purchase option exercised by customers during the fourth quarter of 2019. These revenue decreases were partially offset by an increase of $34.2 million due to the start-up of projects that were not operating in the prior year period, an increase of $10.3 million from the sale of equipment pursuant to a purchase option exercised by customers during the first quarter of 2020 and an increase of $11.1 million primarily driven by an increase of deferred revenue recognized resulting from a change in the remaining term of a contract that will result in our recognizing $87 million of revenue remaining at that time that was previously received from the customer over two remaining years instead of eight years. Adjusted gross margin decreased during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the revenue decreases explained above. The change in the remaining term of the contract resulted in additional costs during the year ended December 31, 2020 in the form of depreciation expense, which is excluded from adjusted gross margin. Adjusted gross margin percentage during the year ended December 31, 2020 compared to the year ended December 31, 2019 increased primarily due to reduced operating expenses relative to the prior year.

Aftermarket Services
(dollars in thousands)

	Years Ended December 31,
	2020	2019	Change	% change
Revenue	$113,246	$129,217	$(15,971)	(12)%
Cost of sales (excluding depreciation and amortization expense)	87,715	95,607	(7,892)	(8)%
Adjusted gross margin	$25,531	$33,610	$(8,079)	(24)%
Adjusted gross margin percentage	23%	26%	(3)%	(12)%

The decrease in revenue during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to decreases in installation services, part sales and operation and maintenance services. Adjusted gross margin and adjusted gross margin percentage decreased during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the revenue decrease explained above and the product mix during the current year period.

Product Sales
(dollars in thousands)

	Years Ended December 31,
	2020	2019	Change	% change
Revenue	$161,392	$298,668	$(137,276)	(46)%
Cost of sales (excluding depreciation and amortization expense)	158,098	257,828	(99,730)	(39)%
Adjusted gross margin	$3,294	$40,840	$(37,546)	(92)%
Adjusted gross margin percentage	2%	14%	(12)%	(86)%

The decrease in revenue during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a decrease of $201.3 million in processing and treating equipment revenue due to nearing completion on a specific project and a decline in bookings as well as a delay in progress on certain projects due to impacts caused by the COVID-19 pandemic. The decline in bookings is due to volatility in demand for energy and in commodity prices as well as an industry trend towards disciplined capital spending. This decrease was partially offset by increases of $68.2 million and $9.4 million in compression revenue and water solutions revenue, respectively. Adjusted gross margin decreased during the year ended December 31, 2020 compared to the year ended December 31, 2019 due to the revenue decrease explained above and higher expenses on a specific project. Adjusted gross margin percentage during the year ended December 31, 2020 compared to the year ended December 31, 2019 decreased primarily due to the higher expenses discussed above and a shift in product mix during the current year period.

Costs and Expenses
(dollars in thousands)

	Years Ended December 31,
	2020	2019	Change	% change
Selling, general and administrative	$123,406	$141,733	$(18,327)	(13)%
Depreciation and amortization	145,043	158,302	(13,259)	(8)%
Impairments	11,648	52,567	(40,919)	(78)%
Restructuring and other charges	3,550	6,194	(2,644)	(43)%
Interest expense	38,817	38,620	197	1%
Gain on extinguishment of debt	(3,571)	—	(3,571)	N/A
Other (income) expense, net	589	(392)	981	(250)%

Selling, general and administrative
SG&A expense decreased during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to a decrease in compensation costs. During the years ended December 31, 2020 and 2019. SG&A expense as a percentage of revenue was 20% and 18%, respectively.

Depreciation and amortization
Depreciation and amortization expense during the year ended December 31, 2020 compared to the year ended December 31, 2019 decreased primarily due to a decrease in depreciation expense of approximately $35.2 million in the current year period resulting from the sale of equipment on a contract operations contract in the fourth quarter of 2019. This decrease was partially offset by an increase of approximately $19.2 million in depreciation for installation costs and equipment on contract operations projects that were not operating in the prior year period and an additional depreciation expense of $9.8 million recognized during the year ended December 31, 2020 on a contract operations project due to changes in the remaining term of a contract.

Impairments
During the years ended December 31, 2020 and 2019, in an effort to generate cash from idle assets and reduce holding costs, we reviewed the future deployment of our idle assets used in our contract operations segment for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that certain idle compressor units and other assets would be retired from future service. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $10.0 million and $52.6 million asset impairment to reduce the book value of each unit to its estimated fair value during the years ended December 31, 2020 and 2019, respectively. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value or scrap value of each compressor unit.

During the third quarter of 2020, we impaired certain assets in Argentina due to the termination of a contract operations project where it was not cost effective to move the assets and try to utilize them with a different customer. As a result, we removed them from the fleet and recorded an impairment of $1.7 million to write-down these assets to their approximate fair values for the year ended December 31, 2020.

Restructuring and other charges
The energy industry’s focus on capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the second quarter of 2019, we announced a cost reduction plan primarily focused on workforce reductions. We incurred restructuring and other charges associated with these activities of $3.6 million and $5.9 million during the years ended December 31, 2020 and 2019, respectively.

In the second quarter of 2018, we initiated a relocation plan in the Latin America region to better align our contract operations business with our customers. As a result of this plan, during the year ended December 31, 2019, we incurred restructuring and other charges of $0.3 million related to relocation costs. See Note 13 to the Financial Statements for further discussion of these charges.

Interest expense
The increase in interest expense during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a decrease in capitalized interest, partially offset by a lower average effective interest rate on long-term debt. During the years ended December 31, 2020 and 2019, the average daily outstanding borrowings of long-term debt were $511.0 million and $511.3 million, respectively.

Extinguishment of debt
During the year ended December 31, 2020, we purchased and retired $25.0 million principal amount of our 8.125% senior unsecured notes due 2025 (the “2017 Notes”) for $21.5 million including $0.3 million of accrued interest. During the year ended December 31, 2020, we recognized a gain on extinguishment of debt of $3.6 million, which was calculated as the difference between the repurchase price and the carrying amount of the 8.125% senior unsecured notes due 2025, partially offset by $0.2 million in related deferred financing costs.

Other (income) expense, net
The change in other (income) expense, net, was primarily due to foreign currency losses of $5.9 million during the year ended December 31, 2020 compared to foreign currency losses of $3.8 million during the year ended December 31, 2019. Foreign currency losses included translation gains of $4.1 million and $0.3 million during the years ended December 31, 2020 and 2019, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. During the year ended December 31, 2020 and 2019, we recognized losses on foreign currency exchange contracts of $0.4 million and $0.8 million, respectively. The change in other (income) expense, net, also included a decrease of $1.3 million in gains on sale of property, plant and equipment in the current year period.

Income Taxes
(dollars in thousands)

	Years Ended December 31,
	2020	2019	Change	% change
Provision for income taxes	$28,403	$25,290	$3,113	12%
Effective tax rate	(49.3)%	(30.6)%	(18.7)%	61.1%

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

For the year ended December 31, 2020:
•A $11.6 million increase (20.1% decrease) resulting from negative impacts of foreign currency devaluations primarily from Argentina.
•A $13.3 million decrease (23.1% increase) resulting from the release of valuation allowances primarily recorded against U.S. federal net operating losses, other deferred tax assets and certain net operating losses of our foreign subsidiaries.
•A $12.6 million increase (21.9% decrease) resulting from expiration of unutilized foreign tax credits.
•A $10.1 million increase (17.5% decrease) related to unrecognized tax benefits in 2020.
•A $4.1 million increase (7.1% decrease) resulting from differences in income tax rates for international operations as compared to U.S. taxes at 21%.

For the year ended December 31, 2019:
•A $13.8 million increase (16.7% decrease) resulting from negative impacts of foreign currency devaluations primarily from Argentina.
•A $13.8 million increase (16.7% decrease) resulting from the addition of valuation allowances primarily recorded against U.S. federal net operating losses and certain net operating losses of our foreign subsidiaries.
•A $5.5 million increase (6.6% decrease) resulting from foreign withholding taxes primarily against U.S. income, net of U.S. tax benefits.
•A $9.4 million decrease (11.4% increase) resulting from differences in income tax rates for international operations as compared to U.S. taxes at 21%.

Discontinued Operations
(dollars in thousands)

	Years Ended December 31,
	2020	2019	Change	% change
Income (loss) from discontinued operations, net of tax	$(15,272)	$5,524	$(20,796)	(376)%

Income (loss) from discontinued operations, net of tax, includes our Venezuelan subsidiary’s operations that were expropriated in June 2009, our Belleli EPC business, and our U.S. compression fabrication business.

Income (loss) from discontinued operations, net of tax, during the year ended December 31, 2020 compared to the year ended December 31, 2019 decreased due to a $17.6 million increase in loss from U.S. compression fabrication business and a $3.4 million decrease in income from Belleli EPC. The increase in loss in U.S. compression fabrication business was primarily driven by the decrease in orders for the business and an increase in restructuring and other charges. The decrease in income from Belleli EPC was primarily due to $6.5 million tax benefit related to a settlement of Italian tax litigation previously recorded as an unrecognized tax benefit, partially offset by payment received from a customer for amounts that were previously reserved. For further details on our discontinued operations, see Note 5 to the Financial Statements.

Liquidity and Capital Resources

Our unrestricted cash balance was $40.3 million at December 31, 2020 compared to $16.7 million at December 31, 2019. Working capital increased to $154.7 million at December 31, 2020 from $109.3 million at December 31, 2019. The increase in working capital was primarily due to a decrease in accounts payable and an increase in accounts receivables, partially offset by an increase in contract liabilities and decreases in inventory and contract assets. The decrease in accounts payable was largely caused by the timing of purchases and payments to suppliers during the current year period. The increase in accounts receivables was due to a delay in payments from customers. The increase in contract liabilities and decrease in contract assets were primarily driven by the change in the terms of contract operation services contracts in the Latin America region. The decrease in inventory was primarily driven by the progression of product sales activity.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Years Ended December 31,
	2020	2019
Net cash provided by (used in) continuing operations:
Operating activities	$4,959	$198,273
Investing activities	(75,295)	(182,516)
Financing activities	119,502	(6,038)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(566)	(1,058)
Discontinued operations	(21,574)	(11,437)
Net change in cash, cash equivalents and restricted cash	$27,026	$(2,776)

Operating Activities.  The decrease in net cash provided by operating activities during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily attributable to a decrease in adjusted gross margin for our product sales segment and a decrease in cash received from upfront billings on contract operations projects. Working capital cash changes during the year ended December 31, 2020 included an increase of $24.8 million in accounts receivables, an increase of $49.2 million in contract assets and contract liabilities, net, a decrease of $8.7 million in inventory and a decrease of $19.4 million in accounts payable and other liabilities. Working capital cash changes during the year ended December 31, 2019 included a decrease of $37.9 million in accounts receivables, a decrease of $14.9 million in accounts payable and other liabilities and a decrease of $55.5 million in contract assets and contract liabilities, net.

Investing Activities.  The decrease in net cash used in investing activities during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily attributable to a $113.4 million decrease in capital expenditures. The decrease in capital expenditures was primarily driven by the timing of awards and growth capital expenditures for new contract operations projects.

Financing Activities.  The increase in net cash provided by financing activities during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily attributable to an increase in net borrowings of $82.6 million on our long-term debt and a decrease of $44.1 million in purchases of treasury stock.

Discontinued Operations.  The increase in net cash used in discontinued operations during the year ended December 31, 2020 compared to year ended December 31, 2019 was primarily attributable to working capital changes related to our U.S. compression fabrication business partially offset by proceeds received from the sale of the U.S. compression fabrication business.

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

Growth capital expenditures were $56.6 million and $163.7 million during the years ended December 31, 2020 and 2019, respectively. The decrease in growth capital expenditures during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the completion of a major project in Latin America during 2019.

Maintenance capital expenditures were $8.1 million and $8.8 million during the years ended December 31, 2020 and 2019, respectively. The decrease in maintenance capital expenditures during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily driven by decreased overhaul activities as a result of delayed discretionary spending in 2020. We intend to grow our business both organically and through third-party acquisitions. If we are successful in growing our business in the future, we would expect our maintenance capital expenditures to increase over the long term.

We generally invest funds necessary to manufacture contract operations fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. We currently plan to spend approximately $75 million to $85 million in capital expenditures during 2021, including (1) approximately $55 million to $65 million on contract operations growth capital expenditures based on contracts currently in our backlog and (2) approximately $20 million on equipment maintenance capital related to our contract operations business and other capital expenditures.
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

Long-Term Debt. We and our wholly owned subsidiary, EESLP, are parties to an amended and restated Credit Agreement (the “Amended Credit Agreement”) consisting of a $650.0 million revolving credit facility expiring in October 2023.

During the years ended December 31, 2020 and 2019, the average daily borrowings of long-term debt were $511.0 million and $511.3 million respectively. The weighted average annual interest rate on outstanding borrowings under our revolving credit facility at December 31, 2020 and 2019 was 3.2% and 4.6%, respectively. LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The Alternative Reference Rates Committee, a steering committee consisting of large U.S. financial institutions convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended replacing LIBOR with the Secured Overnight Financing Rate (“SOFR”), an index supported by short-term Treasury repurchase agreements. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of USD LIBOR announced that it does not intend to cease publication of the remaining USD LIBOR tenors until June 30, 2023, providing additional time for existing contracts that are dependent on LIBOR to mature. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. Central banks and regulators in a number of major jurisdictions (for example, U.S., United Kingdom, European Union, Switzerland, and Japan) have convened working groups to find and implement the transition to suitable replacement benchmarks. We are continuing to evaluate and monitor financial and non-financial impacts and risks that may result when LIBOR rates are no longer published.

As of December 31, 2020, we had $9.5 million in outstanding letters of credit under our revolving credit facility and, taking into account guarantees through outstanding letters of credit, we had undrawn capacity of $424.0 million under our revolving credit facility. Our Amended Credit Agreement limits our Total debt to EBITDA ratio (as defined in the Amended Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $73.3 million of the $424.0 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of December 31, 2020.

The Amended Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Amended Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Amended Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Amended Credit Agreement) of 2.75 to 1.00. As of December 31, 2020, Exterran Corporation maintained a 4.4 to 1.0 interest coverage ratio, a 4.0 to 1.0 total leverage ratio and an 1.5 to 1.0 senior secured leverage ratio. As of December 31, 2020, we were in compliance with all financial covenants under the Amended Credit Agreement.

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued the 2017 Notes, which consisted of $375.0 million aggregate principal amount of senior unsecured notes which have $350.0 million outstanding as of December 31, 2020. The 2017 Notes are guaranteed by us on a senior unsecured basis.

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

During the year ended December 31, 2020, we purchased and retired $25.0 million principal amount of our 2017 Notes for $21.5 million (including $0.3 million of accrued interest) resulting in a gain on extinguishment of debt of $3.6 million. The gain was calculated as the difference between the repurchase price and the carrying amount of the 2017 Notes, partially offset by $0.2 million in related deferred financing costs. The gain on extinguishment of debt is included as a separate item in our statements of operations.

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

Unrestricted Cash. Of our $40.3 million unrestricted cash balance at December 31, 2020, $39.7 million was held by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to foreign withholding taxes. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S., the available borrowing capacity under our revolving credit facility and the repayment of intercompany liabilities from our non-U.S. subsidiaries will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

Share Repurchase Program. On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the year ended December 31, 2019, we repurchased 3,495,448 shares of our common stock for $42.3 million in connection with our share repurchase program. During the year ended December 31, 2020, we did not repurchase any shares under this program. As of December 31, 2020, the remaining authorized repurchase amount under the share repurchase program was $57.7 million.

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

Supplemental Guarantor Financial Information

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. (together, the “Issuers”) issued the 2017 Notes, which consisted of $375.0 million aggregate principal amount senior unsecured notes which have $350.0 million outstanding as of December 31, 2020. The 2017 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Exterran Corporation (“Parent”). The 2017 Notes and Parent’s guarantee are:
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

Year Ended December 31, 2020
Summarized Statement of Operations:
Revenues(1)	$158,238
Cost of sales(1)	113,405
Loss from continuing operations	(183,292)
Net loss	(201,849)

(1)Includes $68.4 million of revenue and $42.8 million of cost of sales for intercompany sales from the Obligated Group the Non-Guarantor Subsidiaries during the year ended December 31, 2020.

	December 31, 2020	December 31, 2019
Summarized Balance Sheet:
ASSETS
Intercompany receivables due from non-guarantors	$206,267	$177,649
Total current assets	334,675	353,431
Total long-term assets	230,334	249,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
Intercompany payables due to non-guarantors	$362,221	$399,645
Total current liabilities	439,707	552,941
Long-term liabilities	613,994	495,829

Contractual Obligations.  The following table summarizes our cash contractual obligations as of December 31, 2020 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2021	2022-2023	2024-2025	Thereafter
Debt:(1)
Revolving credit facility due October 2023	$216,500	$—	$216,500	$—	$—
8.125% senior notes due May 2025 (2)	350,000	—	—	350,000	—
Total debt	566,500	—	216,500	350,000	—
Interest on debt	147,170	36,930	71,929	38,311	—
Purchase commitments	65,786	60,041	5,745	—	—
Facilities and other operating leases	47,931	8,217	11,750	9,390	18,574
Total contractual obligations	$827,387	$105,188	$305,924	$397,701	$18,574

(1)For more information on our debt, see Note 10 to the Financial Statements.
(2)Amounts represent the full face value of the 2017 Notes and do not include unamortized debt financing costs of $4.2 million as of December 31, 2020.

As of December 31, 2020, $31.2 million of unrecognized tax benefits (including discontinued operations) have been recorded as liabilities in accordance with the accounting standard for income taxes related to uncertain tax positions, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest (including discontinued operations) of $3.3 million.

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

Off-Balance Sheet Arrangements

At December 31, 2020, we had no material off balance sheet arrangements. In addition to guarantees issued under our credit facility, we have agreements with financial institutions under which approximately $62.3 million of letters of credit or bank guarantees were outstanding as of December 31, 2020. These are put in place in certain situations to guarantee our performance obligations under contracts with counterparties.

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

Allowances and Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2020 and 2019, we recorded bad debt expense of $4.8 million and $0.1 million, respectively. The increase in bad debt expenses during the year ended December 31, 2020 was primarily due to the expected impact of energy prices and COVID-19 on our customers. Our allowance for doubtful accounts was approximately 5% and 3% of our gross accounts receivable balance at December 31, 2020 and 2019, respectively.

Inventory

Inventory is a significant component of current assets and is stated at the lower of cost and net realizable value. This requires us to record provisions and maintain reserves for obsolete and slow moving inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to historical demand and management estimates of market conditions and production requirements. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. During 2020 and 2019, we recorded $2.2 million and $0.6 million, respectively, in inventory write-downs for inventory which was obsolete or slow moving. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for obsolete or slow moving inventory that may be required. Our write-downs for obsolete and slow moving inventory was approximately 2% and 1% of our inventory balance at December 31, 2020 and 2019, respectively.

Accrued Demobilization Costs

The majority of our contract operations services contracts contain contractual requirements for us to perform demobilization activities at the end of the contract, with the scope of those activities varying by contract. Demobilization activities typically include, among other requirements, civil work and the removal of our equipment and installation from the customer’s site. Demobilization activities represent costs to fulfill obligations under our contracts and are not considered distinct within the context of our contract operations services contracts. Accrued demobilization costs are recorded, if applicable, at the time we become contractually obligated to perform these activities, which generally occurs upon our completion of the installation and commissioning of our equipment at the customer’s site. We record accrued demobilization costs as a liability and an equivalent demobilization asset as a capitalized fulfillment cost. As of December 31, 2020, we had current and long-term accrued demobilization costs liability balances of $14.2 million and $36.5 million, respectively. Accrued demobilization costs are subsequently increased by interest accretion throughout the expected term of the contract. As of December 31, 2020, we had capitalized fulfillment cost demobilization assets of $17.7 million. Demobilization assets are amortized on a straight-line basis over the expected term of the contract. Any difference between the actual costs realized for the demobilization activities and the estimated liability established are recognized in our statement of operations.

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

Accrued demobilization costs are based on a number of assumptions requiring professional judgment. These include estimates for: (1) expected future cash flows related to contractual obligations; (2) anticipated timing of the expected cash flows; (3) our credit-adjusted risk free rate that considers our estimated credit rating; (4) the market risk premiums; and (5) relevant inflation factors. If the expected future cash flows relating to our estimated accrued demobilization costs had been higher or lower by 10% in 2020, accrued demobilization costs would have decreased or increased by approximately $4.5 million at December 31, 2020. We are unable to predict the type of revisions to these assumptions that will be required in future periods due to the availability of additional information, contract amendments, technology changes, the price of labor costs and other factors.

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

Long-Lived Assets

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from active service, indicate that the carrying amount of an asset may not be recoverable. Compressor units in our active fleet that were idle as of December 31, 2020 comprise a net book value of approximately $44.1 million. The determination that the carrying amount of an asset may not be recoverable requires us to make judgments regarding long-term forecasts of future revenue and costs related to the assets subject to review. For idle compression units that are removed from the active fleet and that will be sold to third parties as working compression units, significant assumptions include forecasted sale prices based on future market conditions and demand, forecasted costs to maintain the assets until sold and the forecasted length of time necessary to sell the assets. These forecasts are uncertain as they require significant assumptions about future market conditions. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions. An impairment loss may exist when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred.

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

Revenue Recognition

We recognize revenue related to performance obligations satisfied over time using the input method of percentage-of-completion accounting whereby the actual amounts incurred to date as a percentage of the estimated total is used as a basis for determining the extent to which performance obligations are satisfied. During the year ended December 31, 2020, approximately 98% of our total product sales revenues were recognized over time. This calculation requires management to estimate the number of total labor hours and the total costs required for each project and to estimate the profit expected on the project. The recognition of revenue over time depends largely on our ability to make reasonable dependable estimates related to the extent of progress toward completion of the contract, contract revenues and contract costs. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known using the cumulative catch-up method. Due to the nature of some of our contracts, developing the estimates of costs often requires significant judgment.

Factors that must be considered in estimating the work to be completed and ultimate profit include labor productivity and availability, the nature and complexity of work to be performed, the impact of change orders, availability of raw materials and the impact of delayed performance. Although we continually strive to accurately estimate our progress toward completion and profitability, adjustments to overall contract revenue and contract costs could be significant in future periods due to several factors including but not limited to, settlement of claims against customers, supplier claims by or against us, customer change orders, changes in cost estimates, changes in project contingencies and settlement of customer claims against us, such as liquidated damage claims. If the aggregate combined cost estimates for uncompleted contracts that are recognized over time had been higher or lower by 5% in 2020, our income before income taxes would have decreased or increased by approximately $5.0 million.

Contingencies and Litigation

We are substantially self-insured for workers’ compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We review these estimates quarterly and believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the timeliness of reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known. As of December 31, 2020 and 2019, we had recorded approximately $1.0 million and $0.9 million, respectively, in insurance claim reserves.

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

We regularly assess and, if required, establish accruals for income tax as well as non-income-based tax contingencies pursuant to the applicable accounting standards that could result from assessments of additional tax by taxing jurisdictions in countries where we operate. Tax contingencies are subject to a significant amount of judgment and are reviewed and adjusted on a quarterly basis in light of changing facts and circumstances considering the outcome expected by management. As of December 31, 2020 and 2019, we had recorded approximately $38.0 million and $29.1 million, respectively, of accruals for tax contingencies (including penalties and interest and discontinued operations). Of these amounts, $34.5 million and $25.4 million are accrued for income taxes as of December 31, 2020 and 2019, respectively, and $3.5 million and $3.7 million are accrued for non-income-based taxes as of December 31, 2020 and 2019, respectively. Furthermore, as of December 31, 2020 and 2019, we had an indemnification receivable from Archrock related to non-income-based taxes of $1.5 million and $1.5 million, respectively. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with changes in foreign currency exchange rates due to our significant international operations. While the majority of our revenue contracts are denominated in or indexed to the U.S. dollar, certain contracts or portions of certain contracts, most notably within our contract operations segment, are exposed to foreign currency fluctuations. Approximately 85% of revenues in our contract operations segment are denominated in or indexed to the U.S. dollar. The currencies for which we have our largest exchange rate exposures are related to changes in the Argentine Peso and the Brazilian Real. During the year ended December 31, 2020, a devaluation of the Argentine Peso and Brazilian Real of approximately 29% and 22%, respectively, resulted in a decrease in revenue in our contract operations segment of approximately $6.1 million and $8.3 million, respectively. The impact of foreign currency risk on income for these contracts is generally mitigated by matching costs with revenues in the same currency.

Additionally, the net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency gains and exchange rates that impact income. We recorded foreign currency losses of $5.9 million and $3.8 million in our statements of operations during the years ended December 31, 2020 and 2019, respectively. Our foreign currency losses are primarily due to exchange rate fluctuations related to monetary asset and liability balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Foreign currency losses during the years ended December 31, 2020 and 2019 included translation gains of $4.1 million and $0.3 million respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. During the year ended December 31, 2020 and 2019 we entered into forward currency exchange contracts to mitigate exposures in U.S. dollars related to the Argentine Peso and Indonesian Rupiah. As a result of entering into these contracts, we recognized losses of $0.4 million and $0.8 million during the years ended December 31, 2020 and 2019, respectively. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency. As of December 31, 2020, we have a total notional value of $23.5 million derivative financial instruments outstanding to mitigate foreign currency risk.

We also have exposure to foreign currency exchange risk from the translation of certain international operating units from the local currency into the U.S. dollar. Our comprehensive income for the years ended December 31, 2020 and 2019 included foreign currency translation adjustment losses of $14.4 million and $2.9 million, respectively. A 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our foreign currency translation adjustment loss by approximately $0.5 million for the year ended December 31, 2020. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies will always move in the same direction relative to the value of the U.S. dollar.

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

Management’s Evaluation of Disclosure Controls and Procedures

The CEO and CFO have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year for which this annual report on Form 10-K is filed. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2020.

Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2020, which is included on page F-1.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2020, with respect to the Exterran Corporation compensation plans under which our common stock is authorized for issuance, aggregated as follows:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(#)	($)	(#)
Equity compensation plans approved by security holders (1)	29,960	$32.5	1,803,387
Equity compensation plans not approved by security holders	—	—	—
Total	29,960		1,803,387

(1)Comprised of the Exterran Corporation 2020 Omnibus Incentive Plan, the (“2020 Plan”). The 2020 Plan also governs awards originally granted by Archrock under the Archrock, Inc. 2013 Stock Incentive Plan. In addition to the outstanding options, as of December 31, 2020, there were 27,623 restricted stock units outstanding, payable in common stock upon vesting, under the 2020 Plan.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)Documents filed as a part of this report.

1.Financial Statements.  The following financial statements are filed as a part of this report.

2.Financial Statement Schedule

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

Exhibit No.	Description
10.27†
Form of Award Notice and Agreement for Restricted Stock pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 3, 2018

10.28†
Form of Award Notice and Agreement for Stock-Settled Restricted Stock Units pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 3, 2018

10.29†
Form of Award Notice and Agreement for Cliff-Vested Restricted Stock pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 3, 2018

10.30
Second Amended and Restated Credit Agreement, dated as of October 9, 2018, by and among Exterran Corporation, Exterran Energy Solutions, L.P., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2018

10.31†
Form of Award Notice and Agreement for Performance Units pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 2, 2019

10.32†
Form of Award Notice and Agreement for Time-Vested Restricted Stock pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 2, 2019

10.33†
Form of Award Notice and Agreement for Time-Vested Restricted Stock Units pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 2, 2019

10.34†
Form of Award Notice and Agreement for Common Stock Award for Non-Employee Directors pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 2, 2019

10.35†
Form of Amended and Restated Severance Benefit Agreement, incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 28, 20200

10.36†
Form of Amended and Restated Executive Change of Control Agreement, incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 28, 20200

10.37†
Form of Amended and Restated Chief Executive Officer Change of Control Agreement, incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 28, 2020

10.38	Chai Trust Agreement, dated February 29, 2020, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2020
10.39†	Exterran Corporation 2020 Omnibus Incentive Plan, incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed on March 18, 2020
10.40†
Form of Award Notice and Agreement for Performance Cash-Settled Units pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 11, 2020

10.41†
Form of Award Notice and Agreement for Time-Vested Cash-Settled Restricted Stock pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 11, 2020

10.42†
Form of Award Notice and Agreement for Common Stock Award for Non-Employee Directors pursuant to the 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 11, 2020

10.43†	First Amendment to Second Amended and Restated Credit Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 15, 2020
16.1
Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated March 4, 2019, incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2019

21.1*	List of Subsidiaries
22.1*	List of Guarantor Subsidiaries
23.1*	Auditor Consent
24.1*	Powers of Attorney (included on the signature page to this Report)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exterran Corporation

/s/ ANDREW J. WAY
Name: Andrew J. Way
Title: President and Chief Executive Officer

Date: March 2, 2021

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2021.

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
Mark R. Sotir

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Exterran Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Exterran Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes and schedule of valuation and qualifying accounts as of and for the years ended December 31, 2020 and 2019 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognized for Processing and Treating Equipment Contracts

As discussed in Note 3 to the consolidated financial statements, $56.2 million of the Company’s total revenues for the year ended December 31, 2020 was recognized from processing and treating equipment contracts. The Company recognizes revenue from the sale of processing and treating equipment over time based on the input method of percentage-of-completion accounting whereby the actual amounts incurred to date as a percentage of the estimated total is used as a basis for determining the extent to which performance obligations are satisfied. The recognition of revenue over time based on the input method of percentage-of-completion accounting depends largely on the ability to make reasonable dependable estimates related to the extent of progress toward completion of the contract, contract revenues and contract costs. To calculate the actual amounts incurred to date as a percentage of the estimated total, management uses significant judgment to estimate the total hours, costs and profit expected for each project.

The principal considerations for our determination that performing procedures relating to revenue recognized for processing and treating equipment contracts is a critical audit matter are (i) the significant judgment by management when developing the estimated hours or costs to complete and (ii) the significant auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence obtained related to the estimated hours or costs to complete for processing and treating equipment contracts.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of estimated hours or costs to complete for processing and treating equipment contracts. These procedures also included, among others (i) evaluating and testing management’s process for determining the estimated hours or costs to complete for a sample of contracts, which included evaluating the contracts and other documents that support those estimates, testing of underlying hours or costs, and testing the completeness and accuracy of data used in the estimate; (ii) evaluating management’s ability to reasonably estimate hours or costs by performing a comparison of the actual estimated hours or costs to prior period estimates, including evaluating the timely identification of circumstances that may warrant a modification to the estimated hours or costs, and (iii) evaluating management’s methodologies and the consistency of management’s methodologies over the life of the contracts.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 2, 2021

We have served as the Company’s auditor since 2019.

EXTERRAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	December 31,
	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$40,318	$16,683
Restricted cash	3,410	19
Accounts receivable, net of allowance of $10,803 and $6,019, respectively	198,028	179,158
Inventory (Note 6)	109,837	119,358
Contract assets (Note 3)	32,642	36,997
Other current assets	19,810	22,003
Current assets associated with discontinued operations (Note 5)	25,325	61,705
Total current assets	429,370	435,923
Property, plant and equipment, net (Note 7)	733,222	824,194
Long-term contract assets (Note 3)	33,563	16,280
Operating lease right-of-use assets (Note 4)	25,428	26,227
Deferred income taxes (Note 14)	8,866	13,994
Intangible and other assets, net (Note 8)	71,436	77,644
Long-term assets associated with discontinued operations (Note 5)	1,606	23,742
Total assets	$1,303,491	$1,418,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$60,078	$82,864
Accrued liabilities (Note 9)	94,404	92,641
Contract liabilities (Note 3)	100,123	66,695
Current operating lease liabilities (Note 4)	6,340	5,819
Current liabilities associated with discontinued operations (Note 5)	13,707	78,626
Total current liabilities	274,652	326,645
Long-term debt (Note 10)	562,325	443,587
Deferred income taxes (Note 14)	1,014	993
Long-term contract liabilities (Note 3)	80,499	156,262
Long-term operating lease liabilities (Note 4)	29,868	30,189
Other long-term liabilities	57,159	48,749
Long-term liabilities associated with discontinued operations (Note 5)	2,142	2,041
Total liabilities	1,007,659	1,008,466
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 37,804,206 and 37,508,286 shares issued, respectively	378	375
Additional paid-in capital	750,506	747,622
Accumulated deficit	(418,529)	(317,238)
Treasury stock — 4,665,560 and 4,467,600 common shares, at cost, respectively	(57,431)	(56,567)
Accumulated other comprehensive income	20,908	35,346
Total stockholders’ equity (Note 15)	295,832	409,538
Total liabilities and stockholders’ equity	$1,303,491	$1,418,004
The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2020	2019
Revenues (Note 3):
Contract operations	$338,423	$368,126
Aftermarket services	113,246	129,217
Product sales	161,392	298,668
	613,061	796,011
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	105,382	128,163
Aftermarket services	87,715	95,607
Product sales	158,098	257,828
Selling, general and administrative	123,406	141,733
Depreciation and amortization	145,043	158,302
Impairments (Note 12)	11,648	52,567
Restructuring and other charges (Note 13)	3,550	6,194
Interest expense	38,817	38,620
Gain on extinguishment of debt (Note 10)	(3,571)	—
Other (income) expense, net	589	(392)
	670,677	878,622
Loss before income taxes	(57,616)	(82,611)
Provision for income taxes (Note 14)	28,403	25,290
Loss from continuing operations	(86,019)	(107,901)
Income (loss) from discontinued operations, net of tax (Note 5)	(15,272)	5,524
Net loss	$(101,291)	$(102,377)

Basic and diluted net loss per common share (Note 17):
Loss from continuing operations per common share	$(2.63)	$(3.15)
Income (loss) from discontinued operations per common share	(0.46)	0.16
Net loss per common share	$(3.09)	$(2.99)

Weighted average common shares outstanding used in net loss per common share (Note 17):
Basic and diluted	32,750	34,283
The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2020	2019
Net loss	$(101,291)	$(102,377)
Other comprehensive loss:
Foreign currency translation adjustment	(14,438)	(2,885)
Comprehensive loss	$(115,729)	$(105,262)
The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income	Total
	Shares	Amount			Shares	Amount
Balance at January 1, 2019	36,868,066	$369	$734,458	$(208,677)	(721,280)	$(11,560)	$38,231	$552,821
Cumulative-effect adjustment from adoption of ASC 842 (Note 4)				(6,184)				(6,184)
Net loss				(102,377)				(102,377)
Foreign currency translation adjustment							(2,885)	(2,885)
Transfer from Archrock, Inc.			420					420
Treasury stock purchased					(3,746,320)	(45,007)		(45,007)
Stock-based compensation, net of forfeitures	640,220	6	12,744					12,750
Balance at December 31, 2019	37,508,286	$375	$747,622	$(317,238)	(4,467,600)	$(56,567)	$35,346	$409,538
Net loss				(101,291)				(101,291)
Foreign currency translation adjustment							(14,438)	(14,438)
Treasury stock purchased					(197,960)	(864)		(864)
Stock-based compensation, net of forfeitures	295,920	3	2,884					2,887
Balance at December 31, 2020	37,804,206	$378	$750,506	$(418,529)	(4,665,560)	$(57,431)	$20,908	$295,832
The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(101,291)	$(102,377)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	145,043	158,302
Impairments	11,648	52,567
Amortization of deferred financing costs	2,828	2,512
(Income) loss from discontinued operations, net of tax	15,272	(5,524)
Provision for doubtful accounts	4,784	32
Gain on sale of property, plant and equipment	(475)	(1,797)
Gain on remeasurement of intercompany balances	(4,120)	(287)
Loss on foreign currency derivatives	402	794
Gain on extinguishment of debt	(3,571)	—
Stock-based compensation expense	2,887	12,750
Deferred income tax provision (benefit)	5,092	(10,007)
Changes in assets and liabilities:
Accounts receivable and notes	(24,764)	37,896
Inventory	8,719	(11,465)
Contract assets and contract liabilities, net	(49,211)	55,549
Other current assets	5,053	20,331
Accounts payable and other liabilities	(19,400)	(14,866)
Other	6,063	3,863
Net cash provided by continuing operations	4,959	198,273
Net cash used in discontinued operations	(42,570)	(19,547)
Net cash provided by (used in) operating activities	(37,611)	178,726

Cash flows from investing activities:
Capital expenditures	(75,611)	(189,037)
Proceeds from sale of property, plant and equipment	316	7,315
Settlement of foreign currency derivatives	—	(794)
Net cash used in continuing operations	(75,295)	(182,516)
Net cash provided by discontinued operations	20,996	8,110
Net cash used in investing activities	(54,299)	(174,406)

Cash flows from financing activities:
Proceeds from borrowings of debt	411,000	642,500
Repayments of debt	(289,812)	(603,951)
Cash transfer from Archrock, Inc.	—	420
Payments for debt issuance costs	(822)	—
Purchases of treasury stock	(864)	(45,007)
Net cash provided by (used in) financing activities	119,502	(6,038)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(566)	(1,058)
Net increase (decrease) in cash, cash equivalents and restricted cash	27,026	(2,776)
Cash, cash equivalents and restricted cash at beginning of period	16,702	19,478
Cash, cash equivalents and restricted cash at end of period	$43,728	$16,702

Supplemental disclosure of cash flow information:
Income taxes paid, net	$18,610	$30,436
Interest paid, net of capitalized amounts	$36,284	$35,891

Supplemental disclosure of non-cash transactions:
Accrued capital expenditures	$3,098	$4,561

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

Description of Business

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” the “Company,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a global systems and process company offering solutions in the oil, gas, water and power markets. We are a leader in natural gas processing and treatment and compression products, solutions and services, providing critical midstream infrastructure solutions to customers throughout the world. We provide our products, solutions, and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. Our manufacturing facilities are located in the United States of America (“U.S.”), Singapore and the United Arab Emirates. We operate in three primary business lines: contract operations, aftermarket services and product sales. In our contract operations business line, we provide processing, treating, compression and water treatment services through the operation of our crude oil and natural gas production and process equipment and natural gas compression equipment and water treatment equipment for our customers. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, repair, overhaul, upgrade, startup and commissioning and reconfiguration services to customers who own their own oil and natural gas compression, production, processing, treating and related equipment. In our product sales business line, we design, engineer, manufacture, install and sell equipment used in the treating and processing of crude oil, natural gas, natural gas compression packages and water to our customers throughout the world and for use in our contract operations business line. We also offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as integrated projects.

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

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption across most industries. Efforts to mitigate the spread of COVID-19 have also resulted in decreased energy demand and additional weakness in energy pricing. To help control the spread of the virus and protect the health and safety of our employees and customers, we began temporarily closing our locations or modifying operating hours in our locations around the world. This was in response to governmental requirements including “stay-at-home” orders and similar mandates and in some of our locations we voluntarily went beyond the requirements of local government authorities. The broader implications of COVID-19 on our long-term future results of operations and overall financial condition remains uncertain. Due to the rapid market deterioration during the three months ended March 31, 2020, we concluded that a trigger existed and that we should evaluate our long-term assets for impairment. Therefore, we updated our impairment analysis and concluded that no impairment existed during the three months ended March 31, 2020. No triggering events were identified subsequent to March 31, 2020.

Note 2. Significant Accounting Policies

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses, as well as the disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. Significant estimates are required for contracts within our product sales segments that are accounted for based largely on our estimates on the extent of progress toward completion of the contracts, contract revenues and contract costs. As of December 31, 2020, we have made these significant estimates on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to our estimates. Variations from estimated contract performance could result in material adjustments to operating results. Management believes that the estimates and assumptions used are reasonable.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash as of December 31, 2020 and 2019 consists of cash that contractually is not available for immediate use. Restricted cash is presented separately from cash and cash equivalents in our balance sheets.

Revenue Recognition

Revenue is recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. See Note 3 for further discussion on revenue recognition.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We believe that the credit risk in temporary cash investments is limited because our cash is held in accounts with multiple financial institutions. We record trade accounts receivable at the amount we invoice our customers, net of allowance for doubtful accounts. Trade accounts receivable are due from companies of varying sizes engaged principally in oil and natural gas activities throughout the world. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of products, solutions, and services we provide and the terms of our contract operations customer service agreements.

We maintain allowances for doubtful accounts for estimated losses resulting from our customers’ inability to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2020, and 2019, we recorded bad debt expense of $4.8 million, and $0.1 million, respectively. The increase in bad debt expenses during the year ended December 31, 2020 was primarily due to the expected impact of energy prices and COVID-19 on our customers.

Inventory

Inventory consists of parts used for manufacturing or maintenance of natural gas compression equipment, production equipment, processing and treating equipment and facilities and parts held for sale. Inventory is stated at the lower of cost and net realizable value using the average cost method. A write-down is recorded against inventory balances for estimated obsolete and slow moving items based on specific identification, historical experience and management estimates of market conditions and production requirements.

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

Demobilization

The majority of our contract operations services contracts contain contractual requirements for us to perform demobilization activities at the end of the contract, with the scope of those activities varying by contract. Demobilization activities typically include, among other requirements, civil work and the removal of our equipment and installation from the customer’s site. Demobilization activities represent costs to fulfill obligations under our contracts and are not considered distinct within the context of our contract operations services contracts. Accrued demobilization costs are recorded, if applicable, at the time we become contractually obligated to perform these activities, which generally occurs upon our completion of the installation and commissioning of our equipment at the customer’s site. We record accrued demobilization costs as a liability and an equivalent demobilization asset as a capitalized fulfillment cost. Accrued demobilization costs are subsequently increased by interest accretion throughout the expected term of the contract. During the years ended December 31, 2020 and 2019, we recorded $2.5 million and $2.2 million, respectively, in accretion expense, which is reflected in depreciation and amortization expense in our statements of operations. Demobilization assets are amortized on a straight-line basis over the expected term of the contract. Any difference between the actual costs realized for the demobilization activities and the estimated liability established are recognized in cost of sales in our statement of operations.

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

Foreign Currency Translation

The financial statements of our subsidiaries outside the U.S., except those for which we have determined that the U.S. dollar is the functional currency, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at the balance sheet date. Income and expense items are translated at average monthly exchange rates. The resulting gains and losses from the translation of accounts into U.S. dollars are included in accumulated other comprehensive income in our balance sheets. For all subsidiaries, gains and losses from remeasuring foreign currency accounts into the functional currency are included in other (income) expense, net, in our statements of operations. We recorded foreign currency losses of $5.9 million and $3.8 million during the years ended December 31, 2020 and 2019, respectively. Included in our foreign currency losses were non-cash gains of $4.1 million and of $0.3 million during the years ended December 31, 2020 and 2019, respectively, from foreign currency exchange rate changes recorded on intercompany obligations.

Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined to be not applicable.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The update changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. On January 1, 2020, we adopted this update using a modified retrospective approach. The adoption of this update was immaterial to our financial statements. For more information regarding the allowance for doubtful accounts, see Note 3.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”): Simplifying the Accounting for Income Taxes. The update simplifies the accounting for income taxes and is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. While we are continuing to assess the potential impact of the update, we do not expect ASU 2019-12 will have a material impact to our financial statements.

Note 3. Revenue

Disaggregation of Revenue

The following tables present disaggregated revenue by product and service lines and by geographical regions for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
Revenue by Products and Services	2020	2019
Contract Operations Segment:
Contract operations services (1)	$338,423	$368,126

Aftermarket Services Segment:
Operation and maintenance services (1)	$51,123	$53,944
Part sales (2)	43,503	49,721
Other services (1)	18,620	25,552
Total aftermarket services	$113,246	$129,217

Product Sales Segment(3):
Compression equipment (1)	$86,662	$18,468
Processing and treating equipment (1)	56,220	257,477
Production equipment (2)	1,176	2,458
Other product sales (1) (2)	17,334	20,265
Total product sales revenues	$161,392	$298,668

Total revenues	$613,061	$796,011

(1)Revenue recognized over time.
(2)Revenue recognized at a point in time.
(3)Compression equipment includes sales to customers outside of the U.S. The compression fabrication business for sales to U.S. customers, which was previously included in our product sales segment, is now included in discontinued operations.

	Year Ended December 31,
Revenue by Geographical Regions	2020	2019
North America	$44,671	$110,096
Latin America	259,948	320,249
Middle East and Africa	226,083	319,866
Asia Pacific	82,359	45,800
Total revenues	$613,061	$796,011

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

Contract Operations Segment

In our contract operations business, we provide processing and treating and compression services through the operation of our crude oil and natural gas production and process equipment and natural gas compression equipment for our customers. In addition to these services, we also offer water generation treatment and power generation solutions to our customers on a stand-alone basis or integrated into our natural gas and crude oil production and processing solutions or natural gas compression. Our services include the provision of personnel, equipment, tools, materials and supplies to meet our customers’ oil and natural gas production and processing and natural gas compression service needs and water treatment service needs. Activities we may perform in meeting our customers’ needs include engineering, designing, sourcing, constructing, installing, operating, servicing, repairing, maintaining and demobilizing equipment owned by us necessary to provide these services. Contract operations services represent a series of distinct monthly services that are substantially the same, with the same pattern of transfer to the customer. Because our customers benefit equally throughout the service period and our efforts in providing contract operations services are incurred relatively evenly over the period of performance, revenue is recognized over time using a time based measure as we provide our services to the customer. Our contracts generally require customers to pay a monthly service fee, which may contain variable consideration such as production or volume based fees, guaranteed run rates, performance bonuses or penalties, liquidated damages and standby fees. Variable considerations included in our contracts are typically resolved on a monthly basis, and as such, variable considerations included in our contracts are generally allocated to each distinct month in the series within the contract. In addition, our contracts may include billings prior to or after the performance of our contract operations services that are not considered distinct within the context of our contracts, such as mobilization and demobilization revenue. Consideration that does not relate to a distinct good or service are allocated to the contract operations services performance obligation and recognized as revenue on a straight-line basis over the contract term.

We generally enter into contracts with our contract operations customers with initial terms ranging between three to 12 years. In many instances, we are able to renew those contracts prior to the expiration of the initial term and in other instances, we may sell the underlying assets to our customers pursuant to purchase options or negotiated sale agreements. As of December 31, 2020, we had contract operations services contracts with unsatisfied performance obligations (commonly referred to as backlog) extending through the year 2029. The total aggregate transaction price allocated to the unsatisfied performance obligations as of December 31, 2020 was approximately $1.1 billion, of which approximately $283 million is expected to be recognized in 2021, $213 million is expected to be recognized in 2022, $160 million is expected to be recognized in 2023, $135 million is expected to be recognized in 2024 and $106 million is expected to be recognized in 2025. These amounts do not include anticipated contract renewals. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past.

If the primary component of our contract operations contracts is the lease component, the contracts are accounted for as operating leases. For these contracts, revenues are recognized on a straight-line basis. As of December 31, 2020, the total value of our contract operations backlog accounted for as operating leases was approximately $149 million, of which $33 million is expected to be recognized in 2021, $44 million is expected to be recognized in 2022, $44 million is expected to be recognized in 2023 and $28 million is expected to be recognized in 2024. Contract operations revenues recognized as operating leases for the year ended December 31, 2020 was approximately $35 million.

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

Other services: Within our aftermarket services segment we also provide a wide variety of other services such as overhaul, commissioning, upgrade and reconfiguration services on customer-owned equipment. Overhaul services provided to customers are intended to return the major components to a “like new” condition without significantly modifying the applications for which the units were designed. Commissioning services that we provide to our customers generally include supervision and the introduction of fluids or gases into the systems to test vibrations, pressures and temperatures to ensure that customer-owned equipment is operating properly and is ready for start-up. Upgrade and reconfiguration services modify the operating parameters of customer-owned equipment such that the equipment can be used in applications for which it previously was not suited. Generally, the wide array of other services provided within the aftermarket services segment are expected to be completed within a six month period. Individually these services are generally distinct within the context of the contract and are not highly interdependent or interrelated with other service offerings. We recognize revenue for services related to performance obligations satisfied over time based on the input method of percentage-of completion accounting whereby the actual amounts incurred to date as a percentage of the estimated total is used as a basis for determining the extent to which performance obligations are satisfied. Our contracts generally require customers to pay a service fee that is either fixed or on a time and materials basis, which may include progress billings.

Our aftermarket services contracts are subject to cancellation or modification at the election of the customer.

Product Sales Segment

In our product sales segment, we design, engineer, manufacture, install and sell equipment used in the treating and processing of crude oil, natural gas, natural gas compression packages and water treatment equipment primarily to major and independent oil and natural gas producers as well as national oil and natural gas companies around the world.

Compression equipment: We design, engineer, manufacture and sell skid-mounted natural gas compression equipment to meet standard or unique customer specifications. We recognize revenue from the sale of compression equipment over time based on the input method of percentage-of completion accounting whereby the actual amounts incurred to date as a percentage of the estimated total is used as a basis for determining the extent to which performance obligations are satisfied. Compression equipment manufactured for our customers are specifically designed and engineered to our customers’ specification and do not have an alternative use to us. Our contracts include a fixed fee and require our customers to make progress payments based on completion of contractual milestones during the life cycle of the manufacturing process. Our contracts provide us with an enforceable right to payment for work performed to date. Components of variable considerations exist in certain of our contracts and may include unpriced change orders, liquidated damages and performance bonuses or penalties. Typically, we expect the manufacturing of our compressor equipment to be completed within a three to 12 month period.

Processing and treating equipment: Processing and treating equipment sold to our customers consists of custom-engineered processing and treating plants, such as refrigeration, amine, cryogenic and natural gas processing plants. The manufacturing of processing and treating equipment generally represents a single performance obligation within the context of the contract. We recognize revenue from the sale of processing and treating equipment over time based on the input method of percentage-of completion accounting whereby the actual amounts incurred to date as a percentage of the estimated total is used as a basis for determining the extent to which performance obligations are satisfied. Processing and treating equipment manufactured for our customers are specifically designed and engineered to our customers’ specification and do not have an alternative use to us. Our contracts include a fixed fee and require our customers to make progress payments based on our completion of contractual milestones during the life cycle of the manufacturing process. Our contracts provide us with an enforceable right to payment for work performed to date. Components of variable considerations exist in certain of our contracts and may include unpriced change orders, liquidated damages and performance bonuses or penalties. Typically, we expect the manufacturing of our processing and treating equipment to be completed within a six to 24 month period.

Other product sales: Within our product sales segment we also provide for the sale of standard and custom water treatment equipment and floating production storage and offloading equipment and supervisor site work services. We recognize revenue from the sale of standard water treatment equipment at a point in time following the transfer of control of such equipment to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract. We recognize revenue from the sale of custom water treatment equipment and floating production and storage and offloading equipment and supervisor site work services over time based on the input method of percentage-of completion accounting.

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

As of December 31, 2020, the total aggregate transaction price allocated to the unsatisfied performance obligations for product sales contracts was approximately $465 million, of which approximately $177 million is expected to be recognized in 2021, approximately $175 million is expected to be recognized in 2022 and the remainder is expected to be recognized after 2022. Our contracts are subject to cancellation or modification at the election of the customer; however, due to our enforceable right to payment for work performed, we have not been materially adversely affected by contract cancellations or modifications in the past. Our product sales backlog includes contracts where there is a significant financing component. As of December 31, 2020, we had approximately $43 million expected to be recognized in future periods as interest income within our product sales segment.

Significant Estimates

The recognition of revenue over time based on the input method of percentage-of completion accounting depends largely on our ability to make reasonable dependable estimates related to the extent of progress toward completion of the contract, contract revenues and contract costs. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known using the cumulative catch-up method. Due to the nature of some of our contracts, developing the estimates of costs often requires significant judgment. To calculate the actual amounts incurred to date as a percentage of the estimated total, management uses significant judgment to estimate the total hours cost and profit expected for each project.

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

Contract Assets and Contract Liabilities

The following table provides information about accounts receivables, net, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31,
	2020	2019
Accounts receivables, net	$198,028	$179,158
Contract assets and contract liabilities:
Current contract assets	32,642	36,997
Long-term contract assets	33,563	16,280
Current contract liabilities	100,123	66,695
Long-term contract liabilities	80,499	156,262

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

During the year ended December 31, 2020, revenue recognized from contract operations services included $41.8 million of revenue deferred in previous periods. Revenue recognized during the year ended December 31, 2020 from product sales performance obligations partially satisfied in previous periods was $109.3 million, of which $28.6 million was included in billings in excess of costs at the beginning of the period. The decrease in current contract assets, the increase in current contract liabilities and decrease in long-term contract liabilities during the year ended December 31, 2020 were primarily driven by the change in the remaining term of a contract operation services contract in the Latin America region. The increases in long-term contract assets during the year ended December 31, 2020 was primarily driven by the progression of product sales projects and the timing of milestone billings in the Middle East and Africa region.

Costs to Fulfill a Contract

We capitalize costs incurred to fulfill our revenue contracts that (i) relate directly to the contract (ii) are expected to generate resources that will be used to satisfy the performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. As of December 31, 2020 and 2019, we had capitalized fulfillment costs of $17.7 million and $13.9 million, respectively, related to contractual obligations incurred at the completion of the commissioning phase and prior to providing services on contracts within our contract operations segment. During the year ended December 31, 2020, we recorded amortization expense for demobilization assets of $5.1 million, which is reflected in depreciation and amortization expense in our statements of operations. Capitalized fulfillment costs are included in intangible and other assets, net, in the balance sheets.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain commissions paid to internal sales representatives and third party agents meet the requirements to be capitalized. The amount capitalized for incremental costs to obtain contracts as of December 31, 2020 and 2019 was $3.1 million and $4.9 million, respectively. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract. Capitalized costs to obtain a contract are included in intangible and other assets, net, in the balance sheets and are amortized to selling, general and administrative expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. During the years ended December 31, 2020 and 2019, we recorded amortization expense for capitalized costs to obtain a contract of $0.5 million and $0.9 million, respectively.

Allowance for Doubtful Accounts

The Company estimates its reserves using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of accounts receivables, contract assets and long-term note receivables. The Company’s customer base have generally similar collectability risk characteristics, although larger customers may have lower risk than smaller independent customers. Primarily as a result of the expected impact of energy prices and COVID-19 on our customers, in the year ended December 31, 2020, we recorded an additional allowance for doubtful accounts of approximately $4.8 million. The allowance for doubtful accounts as of December 31, 2020 and changes for the twelve months then ended are as follows (in thousands):

Balance at December 31, 2019	$6,019
Current period provision for expected credit losses	4,784
Balance at December 31, 2020	$10,803

Note 4. Leases

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

Our lease agreements are negotiated on an individual basis and contain a variety of different terms and conditions. They generally do not contain any material residual value guarantees or material restrictive covenants. Certain lease agreements include rental payments adjusted periodically for inflation. Additionally, some of our leases include one or more options to renew, with renewal terms that can extend the lease term from one month to 10 years. Options to renew our lease terms are included in determining the right-of-use asset and lease liability when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. During the year ended December 31, 2020, we recorded expenses of $9.9 million for our operating leases, of which $0.6 million of expenses related to operating leases with initial terms of 12 months or less. We do not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. As of December 31, 2020, the weighted average remaining lease term and weighted average discount rate applied for our operating leases were 8 years and 7%, respectively.

As of December 31, 2020, our lease assets and lease liabilities consisted of the following (in thousands):

Leases	Classification	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$25,428

Liabilities
Operating - current	Current operating lease liabilities	$6,340
Operating - noncurrent	Long-term operating lease liabilities	29,868
Total lease liabilities		$36,208

As of December 31, 2020, maturities of our operating lease liabilities consisted of the following (in thousands):

Maturity of Operating Lease Liabilities	December 31, 2020
2021	$8,217
2022	6,255
2023	5,495
2024	4,780
2025	4,610
Thereafter	18,574
Total lease payments	47,931
Less: Imputed interest	11,723
Present value of lease liabilities	$36,208

As of December 31, 2019, commitments for future minimum rental payments with terms in excess of one year were as follows (in thousands):

Future Minimum Rental Payments	December 31, 2019
2020	$6,418
2021	6,629
2022	5,645
2023	4,992
2024	4,479
Thereafter	21,930
Total lease payments	$50,093

The following table provides supplemental cash flow information related to leases for the year ended December 31, 2020 (in thousands):

Cash Flow Information	Classification	Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	Net cash provided by operating activities	$997
Leased assets obtained in exchange for new operating lease liabilities	Non-cash	3,817

Note 5. Discontinued Operations

We have continued to work toward our strategy to be a company that leverages technology and operational excellence to provide complete systems and process solutions in energy and industrial applications. Over the past several years, we have made significant progress in this journey by taking actions to protect our core business, develop important organizational capabilities, commercialize new products, solutions, and services and implement new processes to position Exterran for success. We are focused on optimizing our portfolio of products and services to better serve our global customers while providing a more attractive investment option for our investors. As we continue on this path, we decided that our U.S. compression fabrication business was non-core to our strategy going forward and during the third quarter of 2020, we entered into an agreement to sell the assets used to operate the business which closed on November 2, 2020. However, we did not sell certain items in inventory but expect to liquidate this inventory over time. During the third quarter of 2020, this business met the held for sale criteria and is now reflected as discontinued operations in our financial statements for all periods presented. The U.S. compression fabrication business was previously included in our product sales segment and has been reclassified to discontinued operations in our financial statements for all periods presented. Compression revenue from sales to international customers continues to be included in our product sales segment.

In addition, in connection with our review of options for the U.S. compression fabrication business, we reviewed the assets in this business compared to our estimate of future cash flows and recorded impairments of $6.5 million and $21.8 million in 2020 and 2019, respectively, to adjust the carrying value to our estimate of fair market value.

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

The following table summarizes the operating results of discontinued operations (in thousands):

	2020			2019
	Belleli	US		Belleli	US
	EPC	Compression	Total	EPC	Compression	Other	Total
Revenue	$2,482	$119,928	$122,410	$394	$521,429	$—	$521,823
Cost of sales (excluding depreciation and amortization expense)	(382)	113,248	112,866	(1,073)	472,620	—	471,547
Selling, general and administrative	(316)	9,901	9,585	1,176	22,580	188	23,944
Depreciation and amortization	—	1,767	1,767	—	4,255	—	4,255
Impairments	—	6,512	6,512	—	21,807	—	21,807
Restructuring and other charges	—	7,708	7,708	—	2,518	—	2,518
Other (income) expense, net	(292)	(650)	(942)	(353)	(1,389)	1	(1,741)
Provision for (benefit from) income taxes	186	—	186	(6,031)	—	—	(6,031)
Income (loss) from discontinued operations, net of tax	$3,286	$(18,558)	$(15,272)	$6,675	$(962)	$(189)	$5,524

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	December 31, 2020			December 31, 2019
	Belleli EPC	US Compression	Total	Belleli EPC	US Compression	Total
Accounts receivable	$268	$3,171	$3,439	$3,990	$23,179	$27,169
Inventory	—	21,107	21,107	—	24,180	24,180
Contract assets	—	458	458	46	9,540	9,586
Other current assets	213	108	321	296	474	770
Total current assets associated with discontinued operations	481	24,844	25,325	4,332	57,373	61,705
Property, plant and equipment, net	—	—	—	—	20,216	20,216
Intangible and other assets, net	1,606	—	1,606	2,970	556	3,526
Total assets associated with discontinued operations	$2,087	$24,844	$26,931	$7,302	$78,145	$85,447

Accounts payable	$139	$5,093	$5,232	$1,503	$40,580	$42,083
Accrued liabilities	2,939	5,037	7,976	5,959	11,889	17,848
Contract liabilities	197	302	499	2,536	16,159	18,695
Total current liabilities associated with discontinued operations	3,275	10,432	13,707	9,998	68,628	78,626
Other long-term liabilities	765	1,377	2,142	758	1,283	2,041
Total liabilities associated with discontinued operations	$4,040	$11,809	$15,849	$10,756	$69,911	$80,667

Note 6. Inventory

Inventory consisted of the following amounts (in thousands):

	December 31,
	2020	2019
Parts and supplies	$65,576	$76,398
Work in progress	41,020	39,719
Finished goods	3,241	3,241
Inventory	$109,837	$119,358

During the years ended December 31, 2020 and 2019, we recorded $2.2 million and $0.6 million, respectively, in inventory write-downs for obsolete or slow moving inventory. As of December 31, 2020 and 2019, we had inventory write-downs of $7.7 million and $8.8 million, respectively.

Note 7. Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31,
	2020	2019
Compression equipment, processing facilities and other contract operations assets	$1,562,528	$1,607,769
Land and buildings	50,908	51,062
Transportation and shop equipment	54,763	57,469
Computer software	54,486	50,091
Other	40,305	37,716
	1,762,990	1,804,107
Accumulated depreciation	(1,029,768)	(979,913)
Property, plant and equipment, net	$733,222	$824,194

Depreciation expense was $135.8 million and $152.7 million during the years ended December 31, 2020 and 2019, respectively. Assets under construction of $73.4 million and $83.3 million as of December 31, 2020 and 2019, respectively, were primarily related to our contract operations business. During the years ended December 31, 2020 and 2019, we capitalized $0.8 million and $2.7 million of interest related to construction in process, respectively.

Note 8. Intangible and Other Assets, Net

Intangible and other assets, net, consisted of the following (in thousands):

	December 31,
	2020	2019
Intangible assets, net	$4,138	$5,643
Deferred financing costs	4,762	5,740
Long-term tax receivables	7,790	10,526
Long-term notes receivable	16,801	16,145
Long-term deposits	13,290	14,560
Contract fulfillment costs	17,745	13,907
Contract obtainment costs	3,078	4,865
Other	3,832	6,258
Intangibles and other assets, net	$71,436	$77,644

Intangible assets and deferred financing costs consisted of the following (in thousands):

	December 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred financing costs (1)	$13,998	$(9,236)	$13,164	$(7,424)
Customer related (17-20 year life)	39,649	(36,174)	40,608	(35,934)
Contract based (2-11 year life)	44,707	(44,044)	45,092	(44,123)
Intangible assets and deferred financing costs	$98,354	$(89,454)	$98,864	$(87,481)

(1)Represents debt issuance costs relating to our revolving credit facility. See Note 10 for further discussion regarding our revolving credit facility.

Amortization of deferred financing costs related to our revolving credit facility totaled $1.8 million and $1.5 million during the years ended December 31, 2020 and 2019, respectively, and was recorded to interest expense in our statements of operations. Amortization of intangible assets totaled $1.6 million and $1.5 million during the years ended December 31, 2020 and 2019, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2021	$1,321
2022	953
2023	806
2024	780
2025	48
Thereafter	230
Total	$4,138

Note 9. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued salaries and other benefits	$35,112	$34,265
Accrued income and other taxes	21,260	20,112
Accrued demobilization costs	14,223	13,348
Accrued warranty expense	2,425	1,029
Accrued interest	5,577	5,857
Accrued other liabilities	15,807	18,030
Accrued liabilities	$94,404	$92,641

Our warranty expense was $1.6 million and $3.0 million during the years ended December 31, 2020 and 2019, respectively.

Note 10. Debt

Debt consisted of the following (in thousands):

	December 31,
	2020	2019
Revolving credit facility due October 2023	$216,500	$74,000
8.125% senior notes due May 2025	350,000	375,000
Other debt	—	132
Unamortized deferred financing costs of 8.125% senior notes	(4,175)	(5,413)
Total debt	562,325	443,719
Less: Amounts due within one year (1)	—	(132)
Long- term debt	$562,325	$443,587

(1)Short-term debt and the current portion of long-term debt are included in accrued liabilities in our balance sheets.

Revolving Credit Facility

On October 9, 2018, we and Exterran energy Solutions, L.P. (“EESLP”) entered into a Second Amended and Restated Credit Agreement, which among other things, increased the borrowing capacity under our revolving credit facility from $680.0 million to $700.0 million. The Second Amended and Restated Credit Agreement also extended the maturity date of our revolving credit facility to October 9, 2023.

On December 11, 2020, we and EESLP entered into a First Amendment to the Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which among other things adjusted the definition of EBITDA used for our financial covenants to allow for anticipated earnings from new Contract Operations projects based on a pro-forma basis during the construction period and decreased the borrowing capacity under our revolving credit facility from $700.0 million to $650.0 million.

As of December 31, 2020, we had $216.5 million in outstanding borrowings and $9.5 million in outstanding letters of credit under our revolving credit facility. At December 31, 2020, taking into account guarantees through outstanding letters of credit, we had undrawn capacity of $424.0 million under our revolving credit facility. Our Amended Credit Agreement limits our Total debt to EBITDA ratio (as defined in the Amended Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $73.3 million of the $424.0 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of December 31, 2020.

Revolving borrowings under the Amended Credit Agreement bear interest at a rate equal to, at our option, either the Base Rate or LIBOR (or EURIBOR, in the case of Euro-denominated borrowings) plus the applicable margin. “Base Rate” means the greatest of (a) the prime rate, (b) the federal funds effective rate plus 0.50% and (c) one-month LIBOR plus 1.00%. The applicable margin for revolving borrowings varies (i) in the case of LIBOR and EURIBOR loans, from 2.00% to 3.00% and (ii) in the case of Base Rate loans, from 1.00% to 2.00%, and in each case will be determined based on a total leverage ratio pricing grid. The weighted average annual interest rate on outstanding borrowings under the revolving credit facility at December 31, 2020 and 2019 was 3.2%, and 4.6% respectively.

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

8.125% Senior Notes Due May 2025

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued $375.0 million aggregate principal amount of 8.125% senior unsecured notes due 2025 (the “2017 Notes”).The 2017 Notes are guaranteed by us on a senior unsecured basis. The net proceeds of $367.1 million from the 2017 Notes issuance were used to repay all of the borrowings outstanding under the term loan facility and revolving credit facility and for general corporate purposes.

During the year ended December 31, 2020, we purchased and retired $25.0 million principal amount of our 2017 Notes for $21.5 million (including $0.3 million of accrued interest) resulting in a gain on extinguishment of debt of $3.6 million. The gain was calculated as the difference between the repurchase price and the carrying amount of the 2017 Notes, partially offset by $0.2 million in related deferred financing costs. The gain on extinguishment of debt is included as a separate item in our statements of operations.

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

Unamortized Debt Financing Costs

In connection with the issuance of the 2017 Notes, we incurred transaction costs of $7.9 million related to the issuance of the 2017 Notes. These costs are presented as a direct deduction from the carrying value of the 2017 Notes and are being amortized over the term of the 2017 Notes. Amortization of deferred financing costs relating to the 2017 Notes totaled $1.0 million during each of the years ended December 31, 2020 and 2019, and was recorded to interest expense in our statements of operations. During the year ended December 31, 2020, we incurred transaction costs of approximately $0.8 million related to the amendment of our revolving credit facility. Debt issuance costs relating to our revolving credit facility are included in intangible and other assets, net, and are being amortized over the term of the facility. See Note 8 for further discussion regarding the amortization of deferred financing costs related to our revolving credit facility.

Debt Compliance

The Amended Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Amended Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Amended Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Amended Credit Agreement) of 2.75 to 1.00. As of December 31, 2020, we were in compliance with all financial covenants under the Amended Credit Agreement.

Debt Maturity Schedule

Contractual maturities of debt (excluding interest to be accrued thereon) at December 31, 2020 are as follows (in thousands):

December 31, 2020
2021	$—
2022	—
2023	216,500
2024	—
2025	350,000
Thereafter	—
Total debt (1)	$566,500

(1)This amount includes the full face value of the 2017 Notes and does not include unamortized debt financing costs of $4.2 million as of December 31, 2020.

Note 11. Fair Value Measurements

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

Recurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, with pricing levels as of the date of valuation (in thousands):

	December 31, 2020			December 31, 2019
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Foreign currency derivatives liabilities	$—	$—	$247	N/A	N/A	N/A
We are exposed to market risks associated with changes in foreign currency exchange rates, including foreign currency exchange rate changes recorded on intercompany obligations. From time to time, we may enter into foreign currency hedges to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on our balance sheets including intercompany activity. As of December 31, 2020, we were a party to forward currency exchange contracts to mitigate exposures to the Argentine Peso and Indonesian Rupiah with a total notional value of $23.5 million. These contracts expire at varying dates through February 2021. We did not designate these forward currency exchange contracts as hedge transactions. Changes in fair value and gains and losses on settlement on these forward currency exchange contracts are recognized in other (income) expense, net, in our statements of operations. Our estimate of the fair value of foreign currency derivatives as of December 31, 2020 was determined using quoted forward exchange rates in active markets at December 31, 2020. Foreign currency derivative assets are included in other accrued liabilities in our balance sheets. During the years ended December 31, 2020 and 2019, we recognized a loss of $0.4 million and $0.8 million, respectively, on forward currency exchange contracts.

Nonrecurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020			December 31, 2019
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets (1)	$—	$—	$464	$—	$—	$—
Impaired assets—assets held for sale (2)	—	—	—	—	—	624
Long-term note receivable (3)	—	—	11,333	—	—	15,312

(1)Our estimate of the fair value of the impaired long-lived assets as of December 31, 2020 were primarily based on the expected net sale proceeds compared to other fleet units we sold and/or our estimate of fair value based on offers to purchase such assets; and the proceeds to be received from the customer.
(2)Our estimate of the fair value of the impaired assets, which were classified as held for sale as of December 31, 2019, was based on the expected net proceeds from the sale of the assets.
(3)Our estimate of the fair value of a note receivable was discounted based on a settlement period of eight years and a discount rate of 6.2%. The undiscounted value of the note receivable, including interest, as of December 31, 2020 was $15.7 million.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables and debt. At December 31, 2020 and 2019, the estimated fair values of cash, restricted cash, receivables and payables approximated their carrying amounts as reflected in our balance sheets due to the short-term nature of these financial instruments.

The fair value of the 2017 Notes was estimated based on model derived calculations using market yields observed in active markets, which are Level 2 inputs. As of December 31, 2020 and 2019, the carrying amount of the 2017 Notes, excluding unamortized deferred financing costs, of $350.0 million and $375.0 million was estimated to have a fair value of $297.0 million and $371.0 million, respectively. Due to the variable rate nature of our revolving credit facility, the carrying value as of December 31, 2020 approximated the fair value as the rate was comparable to the then-current market rate at which debt with similar terms could have been obtained.

Note 12. Impairments

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the years ended December 31, 2020 and 2019, in an effort to generate cash from idle assets and reduce holding costs, we reviewed the future deployment of our idle assets used in our contract operations segment for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that certain idle compressor units and other assets would be retired from future service. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $10.0 million and $52.6 million asset impairment to reduce the book value of each unit to its estimated fair value during the years ended December 31, 2020 and 2019, respectively. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value or scrap value of each compressor unit.

During the third quarter of 2020, we impaired certain assets in Argentina due to the termination of a contract operations project where it was not cost effective to move the assets and try to utilize them with a different customer. As a result, we removed them from the fleet and recorded an impairment of $1.7 million to write-down these assets to their approximate fair values for the year ended December 31, 2020.

Note 13. Restructuring and Other Charges

The energy industry’s focus on cash flow, capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the third quarter of 2019, we announced a cost reduction plan primarily focused on workforce reductions. We incurred restructuring and other charges associated with these activities of $3.6 million and $5.9 million for the years ended December 31, 2020 and 2019, respectively. These charges are reflected as restructuring and other charges in our statements of operations and accrued liabilities on our balance sheets. The cost reduction plan is expected to be completed in the first half of 2021 and we expect to settle these charges within the next twelve months in cash. At this time, we cannot currently estimate the total restructuring costs that will be incurred as a result of this cost reduction plan.

In the second quarter of 2018, we initiated a relocation plan in the Latin America region to better align our contract operations business with our customers. As a result of this plan, during the year ended December 31, 2019, we incurred restructuring and other charges of $0.3 million related to relocation costs. The charges incurred in conjunction with this relocation plan are included in restructuring and other charges in our statements of operations. In the second quarter of 2019, we completed restructuring activities related to the relocation plan.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the years ended December 31, 2019 and 2020 (in thousands):

	Cost
	Reduction Plan	Relocation Plan	Total
Beginning balance at January 1, 2019	$—	$309	$309
Additions for costs expensed	5,901	293	6,194
Reductions for payments	(3,531)	(602)	(4,133)
Foreign exchange impact	(89)	—	(89)
Ending balance at December 31, 2019	2,281	—	2,281
Additions for costs expensed	3,550	—	3,550
Reductions for payments	(4,178)	—	(4,178)
Foreign exchange impact	(302)	—	(302)
Ending balance at December 31, 2020	$1,351	$—	$1,351

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Employee termination benefits	$986	$5,261
Consulting fees	2,564	640
Relocation costs	—	293
Total restructuring and other charges	$3,550	$6,194

The following table summarizes the components of charges included in restructuring and other charges incurred since the announcement of the cost reduction plan in the second quarter of 2019 (in thousands):

Total
Employee termination benefits	$6,243
Consulting fees	3,205
Total restructuring and other charges	$9,448

Note 14. Provision for Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	Years Ended December 31,
	2020	2019
United States	$(56,163)	$(85,956)
Foreign	(1,453)	3,345
Loss before income taxes	$(57,616)	$(82,611)

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019
Current tax provision (benefit):
U.S. federal	$(542)	$(534)
State	70	228
Foreign	23,783	35,603
Total current	23,311	35,297
Deferred tax provision (benefit):
U.S. federal	(351)	1,673
State	(37)	(61)
Foreign	5,480	(11,619)
Total deferred	5,092	(10,007)
Provision for income taxes	$28,403	$25,290

The provision for income taxes for 2020 and 2019 resulted in effective tax rates on continuing operations of (49.3)% and (30.6)%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate are as follows (in thousands):

	Years Ended December 31,
	2020	2019
Income taxes at U.S. federal statutory rate of 21%	$(12,099)	$(17,348)
U.S. foreign tax credits	12,599	—
Unrecognized tax benefits	10,059	529
Change in valuation allowances	(13,331)	13,780
Nondeductible expenses	5,326	5,633
Change in tax rate	2,256	488
Foreign tax rate differential	4,079	(9,378)
Deferred tax adjustments	6,183	4,844
Foreign exchange differences	11,598	13,821
Withholding tax, net of U.S. benefit	3,651	5,491
Deemed and actual distributions	307	4,873
Other	(2,225)	2,557
Provision for income taxes	$28,403	$25,290

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

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$73,597	$71,598
Foreign tax credit carryforwards	69,160	81,759
Research and development credit carryforwards	31,251	31,251
Alternative minimum tax credit carryforwards	—	2,943
Deferred revenue	29,608	46,137
Accrued liabilities	8,354	13,094
Other	33,843	33,758
Subtotal	245,813	280,540
Valuation allowances	(197,725)	(213,034)
Total deferred tax assets	48,088	67,506
Deferred tax liabilities:
Property, plant and equipment	(33,919)	(42,566)
Other	(6,317)	(11,939)
Total deferred tax liabilities	(40,236)	(54,505)
Net deferred tax assets	$7,852	$13,001

At December 31, 2020, we had U.S. federal net operating loss carryforwards of approximately $130.4 million that are available to offset future taxable income. If not used, the carryforwards begin to expire in 2036. We also had approximately $140.7 million of net operating loss carryforwards in certain foreign jurisdictions (excluding discontinued operations), approximately $78.4 million of which has no expiration date, $12.3 million of which is subject to expiration from 2021 to 2025, and the remainder of which expires in future years through 2040. Our foreign jurisdictions in which we had significant net operating loss carryforwards include Brazil, Mexico, Canada, and Singapore. Foreign tax credit carryforwards of $69.2 million and research and development credits carryforwards of $31.3 million are available to offset future payments of U.S. federal income tax. The foreign tax credits will expire in varying amounts beginning in 2021 and research and development credits will expire in varying amounts beginning in 2028.

We record valuation allowances when it is more-likely-than-not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the appropriate taxing jurisdictions in the future. If we do not meet our expectations with respect to taxable income, we may not realize the full benefit from our deferred tax assets which would require us to record a valuation allowance in our tax provision in future years. Management assesses all available positive and negative evidence to estimate our ability to generate sufficient future taxable income of the appropriate character, and in the appropriate taxing jurisdictions, to permit use of our existing deferred tax assets. A significant piece of objective negative evidence is a cumulative loss incurred over a three-year period in a taxing jurisdiction. Prevailing accounting practice is that such objective evidence would limit the ability to consider other subjective evidence, such as our projections for future growth. As of December 31, 2020, the majority of our valuation allowances are related to deferred tax assets in the U.S., Brazil, Nigeria, Canada and Mexico.

We consider the earnings of many of our foreign subsidiaries to be indefinitely reinvested, and accordingly, as of December 31, 2020, we have not provided for taxes on approximately $210.4 million of cumulative undistributed foreign earnings. If we were to make a distribution from the unremitted earnings of these subsidiaries, we could be subject to taxes payable to various jurisdictions. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences is not practicable. We also have cumulative undistributed foreign earnings of $493.8 million which we do not consider to be indefinitely reinvested and have provided deferred taxes with respect to these earnings to the extent the distributions would be taxable. If our expectations were to change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated statement of financial position, results of operations or cash flows.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including discontinued operations) is shown below (in thousands):

	Years Ended December 31,
	2020	2019
Beginning balance	$23,339	$27,783
Additions based on tax positions related to prior years	8,151	142
Additions based on tax positions related to current year	275	1,648
Reductions based on settlement with government authority	—	(5,086)
Reductions based on lapse of statute of limitations	(550)	(1,148)
Ending balance	$31,215	$23,339

We had $31.2 million and $23.3 million of unrecognized tax benefits at December 31, 2020 and 2019, respectively, which if recognized, would affect the effective tax rate (except for amounts that would be reflected in income (loss) from discontinued operations, net of tax). We also have recorded $1.3 million and released $2.3 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions (including discontinued operations) as of December 31, 2020 and 2019, respectively. To the extent interest and penalties are not assessed with respect to unrecognized tax benefits, amounts accrued will be reduced and reflected as reductions in income tax expense.

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

We believe it is reasonably possible that a decrease of up to approximately $2.1 million in unrecognized tax benefits may be necessary on or before December 31, 2021 due to the cash and non-cash settlement of audits and the expiration of statutes of limitations. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from these estimates.

Note 15. Stockholders’ Equity

Preferred Stock

We have authorized 50.0 million shares of preferred stock, $0.01 par value per share, none of which was issued and outstanding at December 31, 2020. Our board of directors is authorized to determine the rights, preferences, and restrictions on any series of preferred stock that we may issue.

Common Stock

We have authorized 250.0 million shares of common stock, $0.01 par value per share, of which 37,804,206 and 33,138,646 shares are issued and outstanding at December 31, 2020, respectively. Each share of common stock is entitled to a single vote. We have not declared or paid any dividends through December 31, 2020.

Share Repurchase Program

On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the year ended December 31, 2019, we repurchased 3,495,448 shares of our common stock for $42.3 million in connection with our share repurchase program. During year ended December 31, 2020, we did not repurchase any shares under this program. As of December 31, 2020, the remaining authorized repurchase amount under the share repurchase program was $57.7 million.

Additionally, treasury stock purchased during the years ended December 31, 2020 and 2019 included shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards.

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in stockholders’ equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income consists of foreign currency translation adjustments.

The following table presents the changes in accumulated other comprehensive income, net of tax, during the years ended December 31, 2019 and 2020 (in thousands):

Foreign Currency Translation Adjustment
Accumulated other comprehensive income, January 1, 2019	$38,231
Loss recognized in other comprehensive loss	(2,885)
Accumulated other comprehensive income, December 31, 2019	35,346
Loss recognized in other comprehensive loss	(14,438)
Accumulated other comprehensive income, December 31, 2020	$20,908

Note 16. Stock-Based Compensation and Awards

Stock Incentive Plan

On February 20, 2020, our compensation committee and board of directors each approved the Exterran Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan replaced the Exterran Corporation 2015 Stock Incentive Plan and the Exterran Corporation 2015 Directors’ Stock and Deferral Plan, and became effective on May 8, 2020. The 2020 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and dividend equivalents rights to employees, directors and consultants of Exterran Corporation. Under the 2020 Plan, members of our board of directors may elect, on an annual basis, to receive 25%, 50%, 75% or 100% of their annual retainer (the “Retainer”) in shares of our common stock in lieu of cash. The number of shares of our common stock issued to each director who elects to have a portion of their Retainer paid in shares in lieu of cash is determined by dividing the applicable dollar amount of such portion by the closing sales price per share of our common stock on the last trading day of the quarter. Any portion of the Retainer paid in cash will be paid to the director following the close of the calendar quarter for which such Retainer were earned. Under the 2020 Plan, members of the board of directors who elect to receive the Retainer in the form of shares may also elect to defer the receipt of the Retainer until a later date. The maximum aggregate number of shares of our common stock that may be issued under the 2020 Plan is 1,857,514 shares, of which 1,803,387 shares were available to be issued under the plan as of December 31, 2020. Awards granted under the 2020 Plan that are subsequently cancelled, terminated or forfeited are available for future grant.

Stock-based compensation expense relates to awards to employees, directors and consultants of Exterran Corporation. We account for forfeitures as they occur rather than applying an estimated forfeiture rate. The following table presents the stock-based compensation expense included in our results of operations (in thousands):

	Years Ended December 31,
	2020	2019
Stock options	$—	$—
Restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units	6,229	12,793
Restructuring and other charges—stock-based compensation expense	—	—
Total stock-based compensation expense	$6,229	$12,793
Stock Options

Stock options are granted at fair market value at the grant date, are exercisable according to the vesting schedule established and generally expire no later than 10 years after the grant date. Stock options generally vest one-third per year on each of the first three anniversaries of the grant date. There were no stock options granted during the years ended December 31, 2020 and 2019.

The table below presents the changes in stock option awards for our common stock during the year ended December 31, 2020.

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2020	69	$25.33
Granted	—	—
Exercised	—	—
Cancelled	(39)	19.82
Options outstanding, December 31, 2020	30	32.50	0.2	$—
Options exercisable, December 31, 2020	30	32.50	0.2	—

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

The table below presents the changes in restricted stock, restricted stock units and performance units for our common stock during the year ended December 31, 2020.

	Equity Awards		Liability Awards
	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2020	842	$22.79	318	$17.01
Granted	189	6.59	1,182	8.54
Vested	(457)	19.95	(80)	26.24
Cancelled	(254)	24.37	(222)	9.91
Non-vested awards, December 31, 2020	320	16.02	1,198	9.35

As of December 31, 2020, we estimate $5.1 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance units issued to our employees to be recognized over the weighted-average vesting period of 1.3 years.

Note 17. Net Income (Loss) Per Common Share

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

The following table presents a reconciliation of basic and diluted net loss per common share for the years ended December 31, 2020 and 2019 (in thousands, except per share data):

	Years Ended December 31,
	2020	2019
Numerator for basic and diluted net loss per common share:
Loss from continuing operations	$(86,019)	$(107,901)
Income (loss) from discontinued operations, net of tax	(15,272)	5,524
Less: Net income attributable to participating securities	—	—
Net loss — used in basic and diluted net loss per common share	$(101,291)	$(102,377)

Weighted average common shares outstanding including participating securities	33,137	35,040
Less: Weighted average participating securities outstanding	(387)	(757)
Weighted average common shares outstanding — used in basic net loss per common share	32,750	34,283
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	*
Weighted average common shares outstanding — used in diluted net loss per common share	32,750	34,283

Net loss per common share:
Basic and diluted	$(3.09)	$(2.99)

*    Excluded from diluted net income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable for the years ended December 31, 2020 and 2019 that were excluded from computing diluted net income (loss) per common share as their inclusion would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2020	2019
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	37	70
Net dilutive potential common shares issuable	37	70

Note 18. Retirement Benefit Plan

Our 401(k) retirement plan provides for optional employee contributions for certain employees who are U.S. citizens up to the Internal Revenue Service limit and discretionary employer matching contributions. We made discretionary matching contributions to each participant’s account at a rate of (i) 100.0% of each participant’s first 2% of contributions plus (ii) 50% of each participant’s contributions up to the next 4% of eligible compensation. Costs incurred for employer matching contributions of $2.2 million and $2.9 million during the years ended December 31, 2020 and 2019, respectively, are presented as selling, general and administrative expense in our statements of operations.

Note 19. Commitments and Contingencies

Contingencies

In addition to guarantees issued under our credit facility, we have agreements with financial institutions under which approximately $62.3 million of letters of credit or bank guarantees were outstanding as of December 31, 2020. These are put in place in certain situations to guarantee our performance obligations under contracts with counterparties.

Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock, Inc. (“Archrock”) the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas, S.A. (“PDVSA Gas”) in respect of the sale of our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. As of December 31, 2020, the remaining principal amount due to us from PDVSA Gas in respect of the sale of our joint ventures’ previously nationalized assets was approximately $4 million. In subsequent periods, the recognition of a liability, if applicable, resulting from this contingency to Archrock is expected to impact equity, and as such, is not expected to have an impact on our statements of operations.

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of December 31, 2020 and 2019, we had accrued $3.5 million and $3.7 million, respectively, for the outcomes of non-income-based tax audits and had related indemnification receivables from Archrock of $1.5 million and $1.5 million, respectively. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income-based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

Litigation and Claims

On December 19, 2020, we initiated arbitration in the International Court of Arbitration of the International Chamber of Commerce against Iberoamericana de Hidrocarburos, S.A. De C.V. (“IHSA”) to collect approximately $38 million owed to us under three agreements, plus future lost profits, interest, attorneys’ fees, and other damages as allowed under the contracts and/or Mexican law. The three agreements relate to contract operation services provided to IHSA by Exterran. After we stopped providing services due to IHSA’s nonpayment, on December 29, 2020, IHSA filed a lawsuit in the 129th Judicial District Court of Harris County, Texas, for tortious interference with a contract and prospective business relationships, claiming damages for lost profits, lost production, loss of equipment, loss of business opportunity, damage to business reputation and attorneys’ fees. On February 1, 2021, Exterran removed IHSA’s lawsuit to the United States District Court for the Southern District of Texas. We have moved to compel IHSA to bring its claim in arbitration as required under the three agreements and dismiss the lawsuit. Based on currently available information we believe IHSA’s claims are without merit; however, IHSA’s claim are in the early stages and the results cannot be predicted with certainty.

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

Indemnifications

In conjunction with, and effective as of the completion of, the spin-off (the “Spin-off) from Archrock, we entered into the separation and distribution agreement with Archrock, which governs, among other things, the treatment between Archrock and us relating to certain aspects of indemnification, insurance, confidentiality and cooperation. Generally, the separation and distribution agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of Archrock’s business with Archrock. Pursuant to the agreement, we and Archrock will generally release the other party from all claims arising prior to the Spin-off that relate to the other party’s business, subject to certain exceptions. Additionally, in conjunction with, and effective as of the completion of, the Spin-off, we entered into the tax matters agreement with Archrock. Under the tax matters agreement and subject to certain exceptions, we are generally liable for, and indemnify Archrock against, taxes attributable to our business, and Archrock is generally liable for, and indemnify us against, all taxes attributable to its business. We are generally liable for, and indemnify Archrock against, 50% of certain taxes that are not clearly attributable to our business or Archrock’s business. Any payment made by us to Archrock, or by Archrock to us, is treated by all parties for tax purposes as a nontaxable distribution or capital contribution, respectively, made immediately prior to the Spin-off.

Note 20. Reportable Segments and Geographic Information

Our chief operating decision maker manages business operations, evaluates performance and allocates resources based upon the type of product or service provided. We have three reportable segments: contract operations, aftermarket services and product sales. In our contract operations segment, we provide processing, treating, compression and water treatment services through the operation of our natural gas compression equipment, crude oil and natural gas production and process equipment and water treatment equipment for our customers. In our aftermarket services segment, we sell parts and components and provide operations, maintenance, repair, overhaul, upgrade, startup and commissioning and reconfiguration services to customers who own their own oil and natural gas compression, production, processing, treating and related equipment. In our product sales segment, we design, engineer, manufacture, install and sell equipment used in the treating and processing of crude oil, natural gas, natural gas compression packages and water treatment equipment to our customers throughout the world and for use in our contract operations business line.

We evaluate the performance of our segments based on adjusted gross margin for each segment. Revenue only includes sales to external customers. We do not include intersegment sales when we evaluate our segments’ performance.

During the year ended December 31, 2020, Petroleo Brasileiro, S.A. accounted for approximately 15% of our total revenue. During the year ended December 31, 2019, Basrah Gas Company accounted for approximately 19% of our total revenue. No other customer accounted for more than 10% of our revenue in 2020 and 2019.

The following table presents revenue and other financial information by reportable segment for the years ended December 31, 2020 and 2019 (in thousands):

	Contract Operations	Aftermarket Services	Product Sales (4)	Reportable Segments Total	Other (1)	Total (2)
2020:
Revenue	$338,423	$113,246	$161,392	$613,061	$—	$613,061
Adjusted gross margin (3)	233,041	25,531	3,294	261,866	—	261,866
Total assets	722,973	25,699	107,336	856,008	420,552	1,276,560
Capital expenditures	67,419	313	839	68,571	7,040	75,611

2019:
Revenue	$368,126	$129,217	$298,668	$796,011	$—	$796,011
Adjusted gross margin (3)	239,963	33,610	40,840	314,413	—	314,413
Total assets	816,625	26,456	88,525	931,606	400,951	1,332,557
Capital expenditures	176,663	386	8,325	185,374	3,663	189,037

(1)Includes corporate related items.
(2)Totals exclude assets, capital expenditures and the operating results of discontinued operations.
(3)Adjusted gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense).
(4)The U.S. compression fabrication business that was previously included in our product sales segment it is now included in discontinued operations.

The following table presents assets from reportable segments reconciled to total assets as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Assets from reportable segments	$856,008	$931,606
Other assets (1)	420,552	400,951
Assets associated with discontinued operations	26,931	85,447
Total assets	$1,303,491	$1,418,004

(1)Includes corporate related items.

The following tables present geographic data by country as of and for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Revenue:
U.S.	$44,632	$110,095
Argentina	103,687	125,333
Brazil	67,685	74,017
Iraq	23,039	177,100
Mexico	32,325	73,945
Thailand	67,577	31,149
Oman	71,753	56,844
Other international	202,363	147,528
Total	$613,061	$796,011

	December 31,
	2020	2019
Property, plant and equipment, net:
U.S.	$63,109	$62,911
Argentina	148,772	178,006
Bolivia	112,744	141,776
Brazil	60,123	84,676
Mexico	64,491	68,142
Oman	183,776	201,880
Other international	100,207	86,803
Total	$733,222	$824,194

The following table reconciles total gross margin to total adjusted gross margin (in thousands):

	Years Ended December 31,
	2020	2019
Revenues	$613,061	$796,011
Cost of sales (excluding depreciation and amortization expenses)	351,195	481,598
Depreciation and amortization (1)	139,107	151,716
Total gross margin	122,759	162,697
Depreciation and amortization (1)	139,107	151,716
Total adjusted gross margin	$261,866	$314,413

(1)Represents the portion only attributable to cost of sales.

EXTERRAN CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheets
December 31, 2020	$6,019	$4,784	$—	(1)	$10,803
December 31, 2019	5,171	32	(816)	(1)	6,019
Allowance for deferred tax assets not expected to be realized
December 31, 2020	$213,034	$4,780	$20,089	(2)	$197,725
December 31, 2019	200,105	23,560	10,631	(2)	213,034

(1)Uncollectible accounts written off, net of recoveries.
(2)Reflects expected realization of deferred tax assets and amounts credited to other accounts for stock-based compensation excess tax benefits, expiring net operating losses, changes in tax rates and changes in currency exchange rates.
S-1