Form 10-Q
period 2021-03-31
Exterran Corp
filed 2021-05-04
CIK 1635881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021
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

Number of shares of the common stock of the registrant outstanding as of April 27, 2021: 33,285,841 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS

Current assets:
Cash and cash equivalents	$42,575	$40,318
Restricted cash	4,078	3,410
Accounts receivable, net of allowance of $10,755 and $10,803, respectively	188,401	198,028
Inventory (Note 4)	107,533	109,837
Contract assets (Note 2)	32,301	32,642
Other current assets	21,907	19,810
Current assets associated with discontinued operations (Note 3)	25,955	25,325
Total current assets	422,750	429,370
Property, plant and equipment, net (Note 5)	695,164	733,222
Long-term contract assets (Note 2)	19,324	33,563
Operating lease right-of-use assets	24,180	25,428
Deferred income taxes	6,824	8,866
Intangible and other assets, net	77,157	71,436
Long-term assets associated with discontinued operations (Note 3)	1,608	1,606
Total assets	$1,247,007	$1,303,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$52,288	$60,078
Accrued liabilities	108,548	94,404
Contract liabilities (Note 2)	97,753	100,123
Current operating lease liabilities	6,228	6,340
Current liabilities associated with discontinued operations (Note 3)	7,016	13,707
Total current liabilities	271,833	274,652
Long-term debt (Note 6)	569,766	562,325
Deferred income taxes	1,073	1,014
Long-term contract liabilities (Note 2)	65,580	80,499
Long-term operating lease liabilities	28,826	29,868
Other long-term liabilities	44,162	57,159
Long-term liabilities associated with discontinued operations (Note 3)	1,062	2,142
Total liabilities	982,302	1,007,659
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 38,017,445 and 37,804,206 shares issued, respectively	380	378
Additional paid-in capital	751,977	750,506
Accumulated deficit	(448,402)	(418,529)
Treasury stock — 4,730,795 and 4,665,560 common shares, at cost, respectively	(57,741)	(57,431)
Accumulated other comprehensive income	18,491	20,908
Total stockholders’ equity (Note 10)	264,705	295,832
Total liabilities and stockholders’ equity	$1,247,007	$1,303,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues (Note 2):
Contract operations	$81,014	$94,788
Aftermarket services	25,120	27,909
Product sales	30,030	38,097
	136,164	160,794
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	23,344	31,460
Aftermarket services	20,012	21,181
Product sales	25,573	38,931
Selling, general and administrative	32,631	33,560
Depreciation and amortization	42,499	31,951
Restructuring and other charges (Note 8)	624	207
Interest expense	9,964	9,953
Other expense, net	3,061	294
	157,708	167,537
Loss before income taxes	(21,544)	(6,743)
Provision for income taxes (Note 9)	7,456	9,330
Loss from continuing operations	(29,000)	(16,073)
Loss from discontinued operations, net of tax (Note 3)	(873)	(2,231)
Net loss	$(29,873)	$(18,304)

Basic and diluted net loss per common share (Note 12):
Loss from continuing operations per common share	$(0.88)	$(0.49)
Loss from discontinued operations per common share	(0.03)	(0.07)
Net loss per common share	$(0.91)	$(0.56)

Weighted average common shares outstanding used in net loss per common share (Note 12):
Basic and diluted	32,950	32,653

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(29,873)	$(18,304)
Other comprehensive loss:
Foreign currency translation adjustment	(2,417)	(11,056)
Comprehensive loss	$(32,290)	$(29,360)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2020	$375	$747,622	$(317,238)	$(56,567)	$35,346	$409,538
Net loss			(18,304)			(18,304)
Foreign currency translation adjustment					(11,056)	(11,056)
Treasury stock purchased				(835)		(835)
Stock-based compensation, net of forfeitures	2	283				285
Balance, March 31, 2020	$377	$747,905	$(335,542)	$(57,402)	$24,290	$379,628

Balance, January 1, 2021	$378	$750,506	$(418,529)	$(57,431)	$20,908	$295,832
Net loss			(29,873)			(29,873)
Foreign currency translation adjustment					(2,417)	(2,417)
Treasury stock purchased				(310)		(310)
Stock-based compensation, net of forfeitures	2	1,471				1,473
Balance, March 31, 2021	$380	$751,977	$(448,402)	$(57,741)	$18,491	$264,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(29,873)	$(18,304)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	42,499	31,951
Amortization of deferred financing costs	667	628
Loss from discontinued operations, net of tax	873	2,231
Provision for doubtful accounts	1	2,742
Gain on sale of property, plant and equipment	(193)	(161)
(Gain) loss on remeasurement of intercompany balances	1,511	(1,121)
Loss on foreign currency derivatives	926	—
Stock-based compensation expense	1,473	285
Deferred income tax expense	374	1,361
Changes in assets and liabilities:
Accounts receivable and notes	8,738	(44)
Inventory	2,017	(1,558)
Contract assets and contract liabilities, net	(11,382)	30,854
Other current assets	(2,283)	(163)
Accounts payable and other liabilities	(2,474)	(33,372)
Other	(413)	5,933
Net cash provided by continuing operations	12,461	21,262
Net cash used in discontinued operations	(9,276)	(12,990)
Net cash provided by operating activities	3,185	8,272

Cash flows from investing activities:
Capital expenditures	(7,199)	(16,807)
Proceeds from sale of property, plant and equipment	212	164
Net cash used in continuing operations	(6,987)	(16,643)
Net cash used in discontinued operations	—	(218)
Net cash used in investing activities	(6,987)	(16,861)

Cash flows from financing activities:
Proceeds from borrowings of debt	64,600	112,000
Repayments of debt	(57,400)	(100,613)
Purchases of treasury stock (Note 10)	(310)	(835)
Net cash provided by financing activities	6,890	10,552

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(163)	(513)
Net increase in cash, cash equivalents and restricted cash	2,925	1,450
Cash, cash equivalents and restricted cash at beginning of period	43,728	16,702
Cash, cash equivalents and restricted cash at end of period	$46,653	$18,152

Supplemental disclosure of non-cash transactions:
Accrued capital expenditures	$3,453	$6,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Basis of Presentation

Description of Business

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” the “Company,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a global sustainable systems and process company offering solutions in the oil, gas, water and power markets. We are a leader in natural gas processing and treatment, produced water treatment and compression products, solutions and services, providing critical midstream infrastructure solutions to customers throughout the world. We provide our products, solutions, and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. Our manufacturing facilities are located in the United States of America (“U.S.”), Singapore and the United Arab Emirates. We operate in three primary business lines: contract operations, aftermarket services and product sales. In our contract operations business line, we provide processing, treating, compression and water treatment services through the operation of our natural gas and crude oil production and process equipment and natural gas compression equipment and water treatment equipment for our customers. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, repair, overhaul, upgrade, startup and commissioning and reconfiguration services to customers who own their own oil and natural gas compression, production, processing, treating and related equipment. In our product sales business line, we design, engineer, manufacture, install and sell equipment used in the treating and processing of crude oil, natural gas, natural gas compression packages and water to our customers throughout the world and for use in our contract operations business line. We also offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as integrated projects.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Exterran Corporation included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S.”) (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments of a normal recurring nature that are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2020. That report contains a comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

We refer to the consolidated financial statements collectively as “financial statements,” and individually as “balance sheets,” “statements of operations,” “statements of comprehensive income (loss),” “statements of stockholders’ equity” and “statements of cash flows” herein.

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption across most industries. Efforts to mitigate the spread of COVID-19 have also resulted in decreased energy demand and additional weakness in energy pricing. To help control the spread of the virus and protect the health and safety of our employees and customers, we began temporarily closing our locations or modifying operating hours in our locations around the world. This was in response to governmental requirements including “stay-at-home” orders and similar mandates and in some of our locations, we voluntarily went beyond the requirements of local government authorities. The broader implications of COVID-19 on our long-term future results of operations and overall financial condition remains uncertain. Due to the rapid market deterioration during the three months ended March 31, 2020, we concluded that a trigger existed and that we should evaluate our long-term assets for impairment. Therefore, we updated our impairment analysis and concluded that no impairment existed during the three months ended March 31, 2020. No triggering events were identified subsequent to March 31, 2020.

Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined to be not applicable.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”): Simplifying the Accounting for Income Taxes. The update simplifies the accounting for income taxes and is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. On January 1, 2021, we adopted this update. The adoption of this update was immaterial to our financial statements.

In June 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04). Topic 848 is effective for fiscal years and interim periods beginning as of March 12, 2020 through December 31, 2022. This update provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. It is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The adoption of ASU 2020-04 did not have a material impact to our financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

There are no recently issued accounting pronouncements not yet adopted that we are aware of at this time that would have a material impact on the Company.

Note 2 - Revenue

Disaggregation of Revenue

The following tables present disaggregated revenue by products and services lines and by geographical regions for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
Revenue by Products and Services	2021	2020
Contract Operations Segment:
Contract operations services (1)	$81,014	$94,788

Aftermarket Services Segment:
Operation and maintenance services (1)	$12,042	$12,939
Part sales (2)	9,050	10,824
Other services (1)	4,028	4,146
Total aftermarket services	$25,120	$27,909

Product Sales Segment(3):
Compression equipment (1)	$5,326	$19,156
Processing and treating equipment (1)	21,559	11,809
Other product sales (1) (2)	3,145	7,132
Total product sales revenues	$30,030	$38,097

Total revenues	$136,164	$160,794

(1)Revenue recognized over time.
(2)Revenue recognized at a point in time.
(3)Compression equipment includes sales to customers outside of the U.S. The compression fabrication business for sales to U.S. customers that was previously included in our product sales segment is now included in discontinued operations.

	Three Months Ended March 31,
Revenue by Geographical Regions	2021	2020
North America	$6,325	$8,976
Latin America	60,618	76,797
Middle East and Africa	57,179	55,713
Asia Pacific	12,042	19,308
Total revenues	$136,164	$160,794

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

The following table summarizes the expected timing of revenue recognition from unsatisfied performance obligations (commonly referred to as backlog) as of March 31, 2021 (in thousands):

	Contract Operations Segment	Product Sales Segment
Remainder of 2021	$215,012	$149,838
2022	213,560	205,167
2023	203,346	59,556
2024	186,322	13,000
2025	161,876	17,500
Thereafter	247,538	—
Total backlog	$1,227,654	$445,061

Certain of our aftermarket services contracts are subject to cancellation or modification at the election of the customer.

If the primary component of our contract operations contracts is the lease component, the contracts are accounted for as operating leases. For these contracts, revenues are recognized on a straight-line basis. As of March 31, 2021, the total value of our contracts operations backlog accounted for as operating leases was approximately $300.5 million, of which $33 million is expected to be recognized in the remainder of 2021, $43 million is expected to be recognized in 2022, $77 million is expected to be recognized in 2023, $65 million is expected to be recognized in 2024 and $47 million is expected to be recognized in 2025. Contract operations revenue recognized as operating leases for the three months ended March 31, 2021 was approximately $9 million. Our product sales backlog includes contracts where there is a significant financing component. As of March 31, 2021, we had approximately $43 million expected to be recognized in future periods as interest income within our product sales segment.

Contract Assets and Contract Liabilities

The following table provides information about accounts receivables, net, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivables, net	$188,401	$198,028
Contract assets and contract liabilities:
Current contract assets	32,301	32,642
Long-term contract assets	19,324	33,563
Current contract liabilities	97,753	100,123
Long-term contract liabilities	65,580	80,499

During the three months ended March 31, 2021, revenue recognized from contract operations services included $15.8 million of revenue deferred in previous periods. Revenue recognized during the three months ended March 31, 2021 from product sales performance obligations partially satisfied in previous periods was $27.8 million, of which $16.4 million was included in billings in excess of costs at the beginning of the period. The decrease in long-term contract assets during the three months ended March 31, 2021 was primarily due to the timing of milestones billings in the Middle East and Africa region. The decrease in current contract liabilities during the three months ended March 31, 2021 was primarily driven by the progression of product sales projects and the timing of milestones billings in the Middle East and Africa region. The decrease in long-term contract liabilities during the three months ended March 31, 2021 was primarily driven by the change in the remaining term of a contract operation services contract in the Latin America region.

Allowance for Doubtful Accounts

The Company estimates its reserves using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of accounts receivables, contract assets and long-term note receivables. The Company’s customer base has generally similar collectability risk characteristics, although larger customers may have lower risk than smaller independent customers. The allowance for doubtful accounts as of March 31, 2021 and changes for the three months then ended are as follows (in thousands):

Balance at December 31, 2020	$10,803
Write-offs during the period	(48)
Balance at March 31, 2021	$10,755

Note 3 - Discontinued Operations

We have continued to work toward our strategy to be a company that leverages technology and operational excellence to provide complete systems and process solutions in energy and industrial applications. Over the past several years, we have made significant progress in this journey by taking actions to protect our core business, develop important organizational capabilities, commercialize new products, solutions, and services and implement new processes to position Exterran for success. We are focused on optimizing our portfolio of products and services to better serve our global customers while providing a more attractive investment option for our investors. As we continue on this path, we decided that our U.S. compression fabrication business was non-core to our strategy, and during the third quarter of 2020, we entered into an agreement to sell the assets used to operate the business which closed on November 2, 2020. We did not sell certain items in inventory, which we expect to liquidate over time. During the third quarter of 2020, this business met the held for sale criteria and is now reflected as discontinued operations in our financial statements for all periods presented. The U.S. compression fabrication business was previously included in our product sales segment and has been reclassified to discontinued operations in our financial statements for all periods presented. Compression revenue from sales to international customers continues to be included in our product sales segment.

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

The following table summarizes the operating results of discontinued operations (in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Belleli EPC	US Compression	Total	Belleli EPC	US Compression	Total
Revenue	$—	$53	$53	$124	$49,563	$49,687
Cost of sales (excluding depreciation and amortization expense)	55	209	264	96	45,508	45,604
Selling, general and administrative	158	395	553	113	4,492	4,605
Depreciation and amortization	—	—	—	—	659	659
Restructuring and other charges	—	—	—	—	981	981
Other expense, net	34	—	34	44	—	44
Provision for income taxes	75	—	75	25	—	25
Loss from discontinued operations, net of tax	$(322)	$(551)	$(873)	$(154)	$(2,077)	$(2,231)

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	March 31, 2021			December 31, 2020
	Belleli EPC	US Compression	Total	Belleli EPC	US Compression	Total
Accounts receivable	$268	$739	$1,007	$268	$3,171	$3,439
Inventory	—	24,584	24,584	—	21,107	21,107
Contract assets	—	176	176	—	458	458
Other current assets	188	—	188	213	108	321
Total current assets associated with discontinued operations	456	25,499	25,955	481	24,844	25,325
Intangible and other assets, net	1,608	—	1,608	1,606	—	1,606
Total assets associated with discontinued operations	$2,064	$25,499	$27,563	$2,087	$24,844	$26,931

Accounts payable	$35	$1,138	$1,173	$139	$5,093	$5,232
Accrued liabilities	2,944	2,411	5,355	2,939	5,037	7,976
Contract liabilities	199	289	488	197	302	499
Total current liabilities associated with discontinued operations	3,178	3,838	7,016	3,275	10,432	13,707
Other long-term liabilities	786	276	1,062	765	1,377	2,142
Total liabilities associated with discontinued operations	$3,964	$4,114	$8,078	$4,040	$11,809	$15,849

Note 4 - Inventory

Inventory consisted of the following amounts (in thousands):

	March 31, 2021	December 31, 2020
Parts and supplies	$63,470	$65,576
Work in progress	40,822	41,020
Finished goods	3,241	3,241
Inventory	$107,533	$109,837

Note 5 - Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Compression equipment, processing facilities and other fleet assets(1)	$1,555,823	$1,562,528
Land and buildings	50,676	50,908
Transportation and shop equipment	53,768	54,763
Computer software	54,849	54,486
Other	40,729	40,305
	1,755,845	1,762,990
Accumulated depreciation	(1,060,681)	(1,029,768)
Property, plant and equipment, net	$695,164	$733,222

(1)In the first quarter of 2021, we evaluated the salvage values of our property, plant and equipment. As a result of this evaluation, we changed the salvage values for our compression equipment to a maximum salvage value of 5% from 15%. During the three months ended March 31, 2021, we recorded an increase to depreciation expense of approximately $0.9 million as a result of this change in salvage value.

Note 6 - Debt

Debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Revolving credit facility due October 2023	$223,700	$216,500
8.125% senior notes due May 2025	350,000	350,000
Unamortized deferred financing costs of 8.125% senior notes	(3,934)	(4,175)
Long-term debt	$569,766	$562,325

Revolving Credit Facility Due October 2023

We and our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”), are parties to an amended and restated credit agreement (the “Amended Credit Agreement”) consisting of a $650.0 million revolving credit facility expiring in October 2023.

As of March 31, 2021, we had $223.7 million in outstanding borrowings and $7.5 million in outstanding letters of credit under our revolving credit facility. At March 31, 2021, taking into account guarantees through letters of credit, we had undrawn capacity of $418.8 million under our revolving credit facility. Our Amended Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Amended Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $109.8 million of the $418.8 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of March 31, 2021.

8.125% Senior Notes Due May 2025

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued $375.0 million aggregate principal amount of 8.125% senior unsecured notes due 2025 (the “2017 Notes”) which have $350.0 million outstanding as of March 31, 2021. We guarantee the 2017 Notes on a senior unsecured basis. We may redeem the 2017 Notes at any time in cash, in whole or part, at certain redemption prices, including the applicable make-whole premium plus accrued and unpaid interest, if any, to the date of redemption.

The Amended Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Amended Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Amended Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Amended Credit Agreement) of 2.75 to 1.00. As of March 31, 2021, we maintained a 5.0 to 1.0 interest coverage ratio, a 3.8 to 1.0 total leverage ratio and a 1.5 to 1.0 senior secured leverage ratio. As of March 31, 2021, we were in compliance with all financial covenants under the Amended Credit Agreement.

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

Recurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, with pricing levels as of the date of valuation (in thousands):

	March 31, 2021			December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Foreign currency derivatives liabilities	$—	$—	$—	$—	$—	$(247)

We are exposed to market risks associated with changes in foreign currency exchange rates, including foreign currency exchange rate changes recorded on intercompany obligations. From time to time, we may enter into foreign currency hedges to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on our balance sheets including intercompany activity. As of March 31, 2021, we were a party to forward currency exchange contracts to mitigate exposures to the Argentine Peso with a total notional value of $25.0 million. These contracts expire at varying dates through June 2021. We did not designate these forward currency exchange contracts as hedge transactions. Changes in fair value and gains and losses on settlement on these forward currency exchange contracts are recognized in other (income) expense, net, in our statements of operations. Our estimate of the fair value of foreign currency derivatives as of March 31, 2021 was determined using quoted forward exchange rates in active markets at March 31, 2021. Foreign currency derivative assets are included in other current assets in our balance sheets. During the three months ended March 31, 2021, we recognized a loss of $0.9 million on forward currency exchange contracts.

Nonrecurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2021 and 2020, with pricing levels as of the date of valuation (in thousands):

	Three months ended March 31, 2021			Three months ended March 31, 2020
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Long-term note receivable (1)	$—	$—	$11,767	$—	$—	$15,039

(1)Our estimate of the fair value of a note receivable was discounted based on a settlement period of eight years and a discount rate of 12.5%. The undiscounted value of the note receivable, including interest, as of March 31, 2021 was $15.7 million.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables and debt. At March 31, 2021 and December 31, 2020, the estimated fair values of cash, restricted cash, receivables and payables approximated their carrying amounts as reflected in our balance sheets due to the short-term nature of these financial instruments.
The fair value of the 2017 Notes was estimated based on model derived calculations using market yields observed in active markets, which are Level 2 inputs. As of March 31, 2021 and December 31, 2020, the carrying amount of the 2017 Notes, excluding unamortized deferred financing costs, of $350.0 million was estimated to have a fair value of $324.0 million and $297.0 million, respectively. Due to the variable rate nature of our revolving credit facility, the carrying value as of March 31, 2021 and December 31, 2020 approximated the fair value as the rate was comparable to the then-current market rate at which debt with similar terms could have been obtained.

Note 8 - Restructuring and Other Charges

The energy industry’s focus on cash flow, capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the third quarter of 2019, we announced a cost reduction plan primarily focused on workforce reductions. We incurred restructuring and other charges associated with these activities of $0.6 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. These charges are reflected as restructuring and other charges in our statements of operations and accrued liabilities on our balance sheets. The cost reduction plan is expected to be completed in the first half of 2021 and we expect to settle these charges within the next twelve months in cash. At this time, we cannot currently estimate the total restructuring costs that will be incurred as a result of this cost reduction plan.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the three months ended March 31, 2021 and 2020 (in thousands):

Cost Reduction Plan
Beginning balance at January 1, 2020	$2,281
Additions for costs expensed, net	207
Reductions for payments	(163)
Foreign exchange impact	(289)
Ending balance at March 31, 2020	$2,036

Beginning balance at January 1, 2021	$1,351
Additions for costs expensed, net	624
Reductions for payments	(588)
Foreign exchange impact	(94)
Ending balance at March 31, 2021	$1,293

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Employee termination benefits	$624	$—
Consulting fees	—	207
Total restructuring and other charges	$624	$207

The following table summarizes the components of charges included in restructuring and other charges incurred since the announcement of the cost reduction plan in the second quarter of 2019 (in thousands):

Total
Employee termination benefits	$6,867
Consulting fees	3,205
Total restructuring and other charges	$10,072

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate of (34.6)% for the three months ended March 31, 2021: (i) a 6.7% positive impact resulting from unrecognized tax benefits under FASB’s Interpretation No. 48 of Financial Accounting Standard 109 (“FIN 48”), (ii) a (12.1)% negative impact resulting from foreign currency devaluations in Argentina, (iii) a (20.2)% negative impact resulting from foreign taxes in excess of the U.S. tax rate and other rate drivers, (iv) a (12.6)% negative impact resulting from deemed inclusions in the U.S. and (v) a (9.5)% negative impact resulting from an addition of valuation allowances against U.S. deferred tax assets.

Our effective tax rate increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to a decrease in valuation allowances recorded in the U.S., an increase in foreign taxes in excess of the U.S. tax rate, an increase in deemed inclusions in the U.S., a decrease in the FIN 48 reserve and an increase in tax related to foreign exchange movement in Argentina.

Note 10 - Stockholders’ Equity

Share Repurchase Program

On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended March 31, 2021 and 2020, we did not repurchase any shares under this program. As of March 31, 2021, the remaining authorized repurchase amount under the share repurchase program was $57.7 million.

Additionally, treasury stock purchased during the three months ended March 31, 2021 and 2020 included shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards.

Note 11 - Stock-Based Compensation

Stock Options

There were no stock options granted during the three months ended March 31, 2021 and 2020.

Restricted Stock, Restricted Stock Units and Performance Units

For grants of restricted stock, restricted stock units and performance units, we recognize compensation expense over the applicable vesting period equal to the fair value of our common stock at the grant date. Grants of restricted stock, restricted stock units and performance units generally vest over two or three years proportionately on each grant date anniversary.

The table below presents the changes in restricted stock, restricted stock units and performance units for our common stock during the three months ended March 31, 2021.

	Equity Awards		Liability Awards
	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2021	320	$16.02	1,198	$9.35
Granted	199	4.84	1,418	4.84
Vested	(274)	13.38	(371)	14.02
Cancelled	(2)	18.65	—	—
Non-vested awards, March 31, 2021	243	9.81	2,245	5.73

As of March 31, 2021, we estimate $7.6 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance units issued to our employees to be recognized over the weighted-average vesting period of 1.8 years.

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

The following table presents a reconciliation of basic and diluted net loss per common share for the three months ended March 31, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator for basic and diluted net loss per common share:
Loss from continuing operations	$(29,000)	$(16,073)
Loss from discontinued operations, net of tax	(873)	(2,231)
Less: Net income attributable to participating securities	—	—
Net loss — used in basic and diluted net loss per common share	$(29,873)	$(18,304)

Weighted average common shares outstanding including participating securities	33,229	33,163
Less: Weighted average participating securities outstanding	(279)	(510)
Weighted average common shares outstanding — used in basic net loss per common share	32,950	32,653
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	*
Weighted average common shares outstanding — used in diluted net loss per common share	32,950	32,653

Net loss per common share:
Basic and diluted	$(0.91)	$(0.56)

*    Excluded from diluted net income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable for the three months ended March 31, 2021 and 2020 that were excluded from computing diluted net loss per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value	—	57
Net dilutive potential common shares issuable	—	57

Note 13 - Commitments and Contingencies

Contingencies

We have agreements with financial institutions under which approximately $62.6 million of letters of credit or bank guarantees were outstanding as of March 31, 2021. These are put in place in certain situations to guarantee our performance obligations under contracts with counterparties.

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of March 31, 2021 and December 31, 2020, we had accrued $1.5 million and $3.5 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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
Litigation and Claims

On December 19, 2020, we initiated arbitration in the International Court of Arbitration of the International Chamber of Commerce (“ICC”) against Iberoamericana de Hidrocarburos, S.A. De C.V. (“IHSA”) to collect approximately $38 million owed to us under three agreements, plus future lost profits, interest, attorneys’ fees, and other damages as allowed under the contracts and/or Mexican law. The three agreements relate to contract operation services provided to IHSA by Exterran. After we stopped providing services due to IHSA’s nonpayment, on December 29, 2020, IHSA filed a lawsuit in the 129th Judicial District Court of Harris County, Texas, for tortious interference with a contract and prospective business relationships, claiming damages for lost profits, lost production, loss of equipment, loss of business opportunity, damage to business reputation and attorneys’ fees. On March 2, 2021, after we moved IHSA’s lawsuit to the United States District Court for the Southern District of Texas, IHSA voluntarily dismissed the lawsuit. On April 27, 2021, IHSA answered Exterran’s request for arbitration before the ICC and included a counterclaim for approximately $27 million allegedly resulting from breach of contract, operational deficiencies, lost production, and lost profit. In addition, IHSA has orally threatened to draw certain bonds totaling approximately $12 million under one of the contracts for contract operation services. Based on currently available information we believe IHSA’s claims are without merit; however, IHSA’s claim are in the early stages and the results cannot be predicted with certainty.

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

Note 14 - Reportable Segments

Our chief operating decision maker manages business operations, evaluates performance and allocates resources based upon the type of product or service provided. We have three reportable segments: contract operations, aftermarket services and product sales. In our contract operations segment, we provide processing, treating, compression and water treatment services through the operation of our natural gas and crude oil production and process equipment, natural gas compression equipment and water treatment equipment for our customers. In our aftermarket services segment, we sell parts and components and provide operations, maintenance, repair, overhaul, upgrade, startup and commissioning and reconfiguration services to customers who own their own oil and natural gas compression, production, processing, treating and related equipment. In our product sales segment, we design, engineer, manufacture, install and sell equipment used in the treating and processing of crude oil, natural gas and water as well natural gas compression packages to our customers throughout the world and for use in our contract operations business line.

We evaluate the performance of our segments based on adjusted gross margin for each segment. Revenue only includes sales to external customers. We do not include intersegment sales when we evaluate our segments’ performance.

The following table presents revenue and other financial information by reportable segment for the three months ended March 31, 2021 and 2020 (in thousands):

Three months ended March 31,	Contract Operations	Aftermarket Services	Product Sales(2)	Reportable Segments Total
2021
Revenue	$81,014	$25,120	$30,030	$136,164
Adjusted gross margin(1)	57,670	5,108	4,457	67,235

2020
Revenue	$94,788	$27,909	$38,097	$160,794
Adjusted gross margin(1)	63,328	6,728	(834)	69,222

(1)    Adjusted gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense).
(2)    The U.S. compression fabrication business that was previously included in our product sales segment is now included in discontinued operations.

The following table reconciles total gross margin to total adjusted gross margin (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues	$136,164	$160,794
Cost of sales (excluding depreciation and amortization expenses)	68,929	91,572
Depreciation and amortization (1)	40,835	30,446
Total gross margin	26,400	38,776
Depreciation and amortization (1)	40,835	30,446
Total adjusted gross margin	$67,235	$69,222

(1)    Represents the portion only attributable to cost of sales.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:
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
•risks associated with natural disasters, pandemics and other public health crisis and other catastrophic events outside our control, including the impact of, and the response to, the ongoing COVID-19 pandemic;
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

General

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” the “Company,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a global sustainable systems and process company offering solutions in the oil, gas, water and power markets. We are a leader in natural gas processing and treatment, produced water treatment and compression products, solutions and services, providing critical midstream infrastructure solutions to customers throughout the world. Our manufacturing facilities are located in the United States of America (“U.S.”), Singapore and the United Arab Emirates.

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

In our contract operations business line, we provide processing, treating, compression and water treatment services through the operation of our natural gas and crude oil production and process equipment, natural gas compression equipment and water treatment equipment for our customers. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, repair, overhaul, upgrade, startup and commissioning and reconfiguration services to customers who own their own oil and natural gas compression, production, processing, treating and related equipment. In our product sales business line, we design, engineer, manufacture, install and sell equipment used in the treating and processing of crude oil, natural gas and water as well as natural gas compression packages to our customers throughout the world and for use in our contract operations business line. We also offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as integrated projects.

We have continued to work toward our strategy to be a company that leverages our sustainable technology offering in treating natural gas and produced water to help our customers better utilize their natural resources while enhancing our operational excellence to provide complete systems and process solutions in energy and industrial applications. Over the past several years, we have made significant progress in this journey by taking actions to protect our core business, develop important organizational capabilities, commercialize new products, solutions and services and implement new processes to position Exterran for success. We have optimized our portfolio of products, solutions and services to better serve our global customers while providing a more attractive investment option for our investors. As we continue on this path, we decided that our U.S. compression fabrication business was non-core to our strategy, and during the third quarter of 2020, we entered into an agreement to sell the business which closed on November 2, 2020. We did not sell certain items in inventory, which we expect to liquidate over time. During the third quarter of 2020, this business met the held for sale criteria and is also now reflected as discontinued operations in our financial statements for all periods presented. The U.S. compression fabrication business was previously included in our product sales segment and had been reclassified to discontinued operations in our financial statements for all periods presented. Compression revenue from sales to international customers continues to be included in our product sales segment.

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

Financial Results of Operations

Overview

Industry Conditions and Trends

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves along with spending within the midstream space. Spending by oil and natural gas exploration and production companies and midstream providers is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop, produce, transport and treat these reserves. Although we believe our contract operations business is typically less impacted by short-term commodity prices than certain other energy products, solutions and service providers, changes in oil and natural gas exploration and production spending normally result in changes in demand for our products, solutions and services.

Beginning in 2019, there has been a shift in the industry that was exacerbated by the COVID-19 pandemic. The COVID-19 pandemic has created a demand shock to the system that further exacerbated the supply demand imbalance that was already taking place. In response, exploration and production producers and midstream providers have shifted their focus from growth to one emphasizing cash flow and returns. This has caused a significant reduction in their capital spending plans in order to drive incremental cash flow and has put constraints on the amount of new projects that customers sanction. We believe this is likely to continue to persist into 2021, particularly in the U.S. The timing of the rebalancing of supply and demand and improvement of pricing for crude oil and natural gas resulting in increased spending on new projects remains uncertain.

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

Aggregate booking activity levels for our product sales segment in North America and international markets during the three months ended March 31, 2021 were $9.7 million, which represents a decrease of 98% compared to the three months ended March 31, 2020. The decrease in bookings was primarily driven by the impact of energy industry conditions and the COVID-19 pandemic. During the first quarter of 2020, we recorded a large processing plant booking in the Middle East. Fluctuations in the size and timing of customers’ requests for bid proposals and awards of new contracts tend to create variability in booking activity levels from period to period.

Historically, oil, natural gas and natural gas liquids prices and the level of drilling and exploration activity in North America have been volatile. The Henry Hub spot price for natural gas was $2.52 per MMBtu at March 31, 2021, which was 7% and 47% higher than the prices at December 31, 2020 and March 31, 2020, respectively, and the U.S. natural gas liquid composite price was $7.07 per MMBtu for the month of January 2021, which was 23% and 131% higher than the prices for the month of December 2020 and March 2020, respectively. In addition, the West Texas Intermediate crude oil spot price as of March 31, 2021 was 22% and 189% higher than the price at December 31, 2020 and at March 31, 2020, respectively. Volatility in demand for energy and in commodity prices as well as an industry trend towards disciplined capital spending and improving returns have caused timing uncertainties in demand for our products recently. These uncertainties have caused delays in the timing of new equipment orders and lower bookings in our product sales segment. Booking activity levels for our product sales segment in North America during the three months ended March 31, 2021 were $1.2 million, up from negative $0.3 million in three months ended March 31, 2020.

Longer-term fundamentals in our international markets partially depend on international oil and gas infrastructure projects, many of which are based on the longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based more on longer-term fundamentals that may be less tied to near term commodity prices than our North American customers. We believe the demand for our products, solutions and services in international markets will continue, and we expect to have opportunities to grow our international businesses. Booking activity levels for our product sales segment in international markets during the three months ended March 31, 2021 were $8.5 million, down from $445.1 million in three months ended March 31, 2020.

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
•As our operations have been impacted by lower product sale bookings in 2019 and 2020, we started cost reduction efforts even prior to the current pandemic and have continued our efforts to optimize our cost structure to align with the expected demand in our business including making work force reductions;
•We are continuing to have discussions with customers at their request to reduce their costs by collaborating with them on how we can manage costs and/or optimize the projects performance to potentially improve our and their results;
•We evaluated our accounts receivable and given the current energy environment and expected impact to the financials of our customers, we increased our reserve for uncollectible accounts by $4.8 million during the year ended December 31, 2020;
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

Operating Highlights

The following table summarizes our contract operations and product sales backlog (in thousands):

	March 31, 2021	December 31, 2020	March 31, 2020
Contract Operations Backlog:
Contract operations services	$1,227,654	$1,100,929	$1,352,627

Product Sales Backlog:
Compression equipment(1)	$12,562	$10,218	$72,637
Processing and treating equipment	403,718	425,292	465,535
Other product sales	28,781	29,835	40,066
Total product sales backlog	$445,061	$465,345	$578,238

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

Revenue.
Revenue during the three months ended March 31, 2021 and 2020 was $136.2 million and $160.8 million, respectively. The decrease in revenue during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to decreases in revenue in all three of our segments. The decrease in our contract operations segment was primarily due to decreases in revenue in the Latin America region. The decrease in our product sales segment was primarily due to decreases in revenue in the Asia Pacific region and the decrease in aftermarket services revenue was primarily due to decreases in revenue in the Middle East and Africa region.

Net loss.
We generated a net loss of $29.9 million and $18.3 million during the three months ended March 31, 2021 and 2020, respectively. The increase in net loss during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to an increase in depreciation and amortization expense and decreases in adjusted gross margin for our contract operations and aftermarket services segments, partially offset by an increase in adjusted gross margin for our product sales segment and decreases in income taxes and in loss from discontinued operations, net of tax. Net loss during the three months ended March 31, 2021 included loss from discontinued operations, net of tax, of $0.9 million and net loss during the three months ended March 31, 2020 included loss from discontinued operations, net of tax, of $2.2 million due to our U.S. compression fabrication business activity.

EBITDA, as adjusted.
Our EBITDA, as adjusted, was $33.1 million and $34.2 million during the three months ended March 31, 2021 and 2020, respectively. EBITDA, as adjusted, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 decreased primarily due to decreases in adjusted gross margin for our contract operations and aftermarket services segments, partially offset by an increase in adjusted gross margin in our product sales segment and a decrease in selling, general and administrative (“SG&A”) expense.

EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net loss, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures” included elsewhere in this Quarterly Report.

The Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Contract Operations
(dollars in thousands)

	Three Months Ended March 31,
	2021	2020	Change	% Change
Revenue	$81,014	$94,788	$(13,774)	(15)%
Cost of sales (excluding depreciation and amortization expense)	23,344	31,460	(8,116)	(26)%
Adjusted gross margin	$57,670	$63,328	$(5,658)	(9)%
Adjusted gross margin percentage (1)	71%	67%	4%	6%
___________________
(1)Defined as adjusted gross margin divided by revenue.

The decrease in revenue during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to decreases of approximately $10.6 million in contract stops, $1.4 million impact of foreign currency exchange rates in Brazil, $2.5 million impact of devaluation on the Argentine Peso during the current year period and $10.0 million from the sale of equipment pursuant to a purchase option exercised by a customer during the prior year period. These revenue decreases were partially offset by an increase of $4.2 million due to the start-up of a project that was not operating in the prior year period, and an increase of $7.9 million primarily driven by an increase of deferred revenue recognized resulting from a change in the remaining term of a contract in the third quarter of 2020. Adjusted gross margin decreased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to the revenue decreases explained above. The change in the remaining term of the contract resulted in additional costs during the three months ended March 31, 2021 in the form of depreciation expense, which is excluded from adjusted gross margin. Adjusted gross margin percentage during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 increased primarily due to reduced operating expenses relative to the prior year and the increase in deferred revenue recognized resulting from changes in the remaining term of a contract.

Aftermarket Services
(dollars in thousands)

	Three Months Ended March 31,
	2021	2020	Change	% Change
Revenue	$25,120	$27,909	$(2,789)	(10)%
Cost of sales (excluding depreciation and amortization expense)	20,012	21,181	(1,169)	(6)%
Adjusted gross margin	$5,108	$6,728	$(1,620)	(24)%
Adjusted gross margin percentage	20%	24%	(4)%	(17)%

The decrease in revenue during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to a decrease in part sales and operation and maintenance services. The decrease in operation and maintenance services was primarily due to a contract that ended in the current year period. Adjusted gross margin and adjusted gross margin percentage during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 decreased primarily due to the revenue decreases explained above.

Product Sales
(dollars in thousands)

	Three Months Ended March 31,
	2021	2020	Change	% Change
Revenue	$30,030	$38,097	$(8,067)	(21)%
Cost of sales (excluding depreciation and amortization expense)	25,573	38,931	(13,358)	(34)%
Adjusted gross margin	$4,457	$(834)	$5,291	(634)%
Adjusted gross margin percentage	15%	(2)%	17%	(850)%

The decrease in revenue during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to decreases of $13.9 million and $3.4 million in compression revenue and water solutions revenue, partially offset by an increase of $9.8 million in processing and treating equipment revenue. Adjusted gross margin increased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to higher expenses on a specific project in the prior year period. Adjusted gross margin percentage increased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to the higher expenses discussed above during the prior year period and a shift in product mix during the current year period.

Costs and Expenses
(dollars in thousands)

	Three Months Ended March 31,
	2021	2020	Change	% Change
Selling, general and administrative	$32,631	$33,560	$(929)	(3)%
Depreciation and amortization	42,499	31,951	10,548	33%
Restructuring and other charges	624	207	417	201%
Interest expense	9,964	9,953	11	—%
Other expense, net	3,061	294	2,767	941%

Selling, general and administrative
SG&A expense decreased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to a decrease in allowance for doubtful accounts recorded during the prior year period primarily due to the expected impact of COVID-19 on our customers, partially offset by increases in legal and network related expenses in the current year period. SG&A expense as a percentage of revenue was 24% and 21% during the three months ended March 31, 2021 and 2020, respectively.

Depreciation and amortization
Depreciation and amortization expense during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 increased primarily due to approximately $7.7 million of additional depreciation expense recognized in the current year period on a contract operations project due to changes in the remaining terms of a contract and approximately $2.9 million in depreciation for equipment on a contract operations project that was not operating in the prior year period. Additionally, in the first quarter of 2021, we evaluated the salvage values of our property, plant and equipment. As a result of this evaluation, we changed the salvage values for our compression equipment to a maximum salvage value of 5% from 15%. During the three months ended March 31, 2021, we recorded an increase to depreciation expense of approximately $0.9 million as a result of this change in salvage value. The estimated increase in depreciation expense during 2021 will be approximately $8 million.

Restructuring and other charges
The energy industry’s focus on capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the third quarter of 2019, we announced a cost reduction plan primarily focused on workforce reductions. We incurred restructuring and other charges associated with these activities of $0.6 million and $0.2 million during the three months ended March 31, 2021 and 2020, respectively.

Other expense, net
The change in other expense, net, was primarily due to foreign currency losses of $5.1 million during the three months ended March 31, 2021 compared to foreign currency losses of $1.4 million during the three months ended March 31, 2020. The increase in losses was primarily due to the impact of devaluation on the Argentine Peso during the current year period. Foreign currency losses included translation losses of $1.5 million and translation gains of $1.1 million during the three months ended March 31, 2021 and 2020, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. During the three months ended March 31, 2021, we recognized losses on foreign currency exchange contracts of $0.9 million. The change in other expense, net, also included an increase of $2.0 million in interest income in the current year period.

Income Taxes
(dollars in thousands)

	Three Months Ended March 31,
	2021	2020	Change	% Change
Provision for income taxes	$7,456	$9,330	$(1,874)	(20)%
Effective tax rate	(34.6)%	(138.4)%	103.8%	(75)%

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate of (34.6)% for the three months ended March 31, 2021: (i) a 6.7% positive impact resulting from unrecognized tax benefits under FASB’s Interpretation No. 48 of Financial Accounting Standard 109, (ii) a (12.1)% negative impact resulting from foreign currency devaluations in Argentina, (iii) a (20.2)% negative impact resulting from foreign taxes in excess of the U.S. tax rate and other rate drivers, (iv) a (12.6)% negative impact resulting from deemed inclusions in the U.S. and (v) a (9.5)% negative impact resulting from an addition of valuation allowances against U.S. deferred tax assets.

Discontinued Operations
(dollars in thousands)

	Three Months Ended March 31,
	2021	2020	Change	% Change
Loss from discontinued operations, net of tax	$(873)	$(2,231)	$1,358	(61)%

Loss from discontinued operations, net of tax, includes our Belleli EPC business and our U.S. compression fabrication business.

Loss from discontinued operations, net of tax, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 decreased due to a $1.5 million decrease in loss from U.S. compression. The decrease in loss in U.S. compression business was primarily driven by the decrease in activity for the business. For further details on our discontinued operations, see Note 3 to the Financial Statements.

Liquidity and Capital Resources

Our unrestricted cash balance was $42.6 million at March 31, 2021 compared to $40.3 million at December 31, 2020. Working capital decreased to $150.9 million at March 31, 2021 from $154.7 million at December 31, 2020. The decrease in working capital was primarily due to an increase in accrued liabilities and decreases in accounts receivables and inventory, partially offset by decreases in accounts payable, contract liabilities and discontinued operations. The increase in accrued liabilities was due to interest accrued for the 8.125% senior unsecured notes due 2025 (the “2017 Notes”). The decrease in accounts receivables was due to payments from customers. The decrease in inventory was primarily driven by the progression of product sales activity. The decrease in accounts payable was largely caused by the timing of purchases and payments to suppliers during the current year period. The decrease in contract liabilities was primarily driven by the progression of product sales projects and the timing of milestones billings in the Middle East and Africa region. The decrease in current liabilities associated with discontinued operations was driven by the decrease in activities in our U.S. compression fabrication business.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) continuing operations:
Operating activities	$12,461	$21,262
Investing activities	(6,987)	(16,643)
Financing activities	6,890	10,552
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(163)	(513)
Discontinued operations	(9,276)	(13,208)
Net change in cash, cash equivalents and restricted cash	$2,925	$1,450

Operating Activities.  The decrease in net cash provided by operating activities during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to decreases in adjusted gross margin for our contract operations and aftermarket services segment and decreases in working capital, partially offset by improved adjusted gross margin for our product sales segment. Working capital changes during the three months ended March 31, 2021 included a decrease of $8.7 million in accounts receivable and notes, a decrease of $2.0 million in inventory and an increase of $11.4 million in contract assets and contract liabilities, net. Working capital changes during the three months ended March 31, 2020 included a decrease of $30.9 million in contract assets and contract liabilities, net, an increase of $1.6 million in inventory and a decrease of $33.4 million in accounts payable and accrued liabilities.
Investing Activities.  The decrease in net cash used in investing activities during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to a $9.6 million decrease in capital expenditures. The decrease in capital expenditures was primarily driven by the timing of awards and growth capital expenditures for new contract operations projects.

Financing Activities.  The decrease in net cash provided by financing activities during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to a decrease in net borrowings of $4.2 million on our long-term debt.

Discontinued Operations.  The decrease in net cash used in discontinued operations during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to working capital changes related to our U.S. compression fabrication business.

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

We generally invest funds necessary to manufacture contract operations fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. We currently plan to spend approximately $80 million to $90 million in capital expenditures during 2021, including (1) approximately $60 million to $70 million on contract operations growth capital expenditures based on contracts currently in our backlog and (2) approximately $20 million on equipment maintenance capital related to our contract operations business and other capital expenditures.

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

Long-Term Debt. We and our wholly owned subsidiary, Exterran Energy Solutions, L.P. (“EESLP”), are parties to an amended and restated credit agreement (the “Amended Credit Agreement”) consisting of a $650.0 million revolving credit facility expiring in October 2023.

During the three months ended March 31, 2021 and 2020, the average daily borrowings of long-term debt were $578.1 million and $488.1 million, respectively. The weighted average annual interest rate on outstanding borrowings under our revolving credit facility at March 31, 2021 and 2020 was 3.2% and 3.0%, respectively. LIBOR and certain other “benchmarks” have been subject of national, international and other regulatory guidance and proposals for reform. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On March 5, 2021, the FCA announced that USD LIBOR will no longer be published after June 30, 2023. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. Central banks and regulators in a number of major jurisdictions (for example, U.S., United Kingdom, European Union, Switzerland, and Japan) have convened working groups to find and implement the transition to suitable replacement benchmarks. The Alternative Reference Rates Committee, a steering committee consisting of large U.S. financial institutions convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended replacing LIBOR with the Secured Overnight Financing Rate (“SOFR”), an index supported by short-term Treasury repurchase agreements. We are continuing to evaluate and monitor financial and non-financial impacts and risks that may result when LIBOR rates are no longer published.

As of March 31, 2021, we had $7.5 million in outstanding letters of credit under our revolving credit facility, and taking into account guarantees through outstanding letters of credit, we had undrawn capacity of $418.8 million under our revolving credit facility. Our Amended Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Amended Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $109.8 million of the $418.8 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of March 31, 2021.

The Amended Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Amended Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Amended Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Amended Credit Agreement) of 2.75 to 1.00. As of March 31, 2021, we maintained a 5.0 to 1.0 interest coverage ratio, a 3.8 to 1.0 total leverage ratio and a 1.5 to 1.0 senior secured leverage ratio. As of March 31, 2021, we were in compliance with all financial covenants under the Amended Credit Agreement.

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued the 2017 Notes, which consisted of $375.0 million aggregate principal amount of the senior unsecured notes which have $350.0 million outstanding as of March 31, 2021. We guarantee the 2017 Notes on a senior unsecured basis. We may redeem the 2017 Notes at any time in cash, in whole or part, at certain redemption prices, including the applicable make-whole premium plus accrued and unpaid interest, if any, to the date of redemption.

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

Unrestricted Cash. Of our $42.6 million unrestricted cash balance at March 31, 2021, $42.3 million was held by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to foreign withholding taxes. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S., the available borrowing capacity under our revolving credit facility and the repayment of intercompany liabilities from our non-U.S. subsidiaries will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

Share Repurchase Program. On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended March 31, 2021 and 2020, we did not repurchase any shares under this program. As of March 31, 2021, the remaining authorized repurchase amount under the share repurchase program was $57.7 million.

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

Supplemental Guarantor Financial Information

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. (together, the “Issuers”) issued the 2017 Notes, which consisted of $375.0 million aggregate principal amount senior unsecured notes which have $350.0 million outstanding as of March 31, 2021. The 2017 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Exterran Corporation (“Parent”). The 2017 Notes and Parent’s guarantee are:
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

Three Months Ended March 31, 2021
Summarized Statement of Operations:
Revenues(1)	$18,738
Cost of sales(1)	10,564
Loss from continuing operations	(54,345)
Net loss	(54,896)

(1)Includes revenue and cost of sales for intercompany sales from the Obligated Group the Non-Guarantor Subsidiaries during the three months ended March 31, 2021.

	March 31, 2021	December 31, 2020
Summarized Balance Sheet:
ASSETS
Intercompany receivables due from non-guarantors	$208,860	$206,267
Total current assets	336,210	334,675
Total long-term assets	208,938	230,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Intercompany payables due to non-guarantors	$363,053	$362,221
Total current liabilities	434,240	439,707
Long-term liabilities	614,990	613,994

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

The following table reconciles our net loss to EBITDA, as adjusted (in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss	$(29,873)	$(18,304)
Loss from discontinued operations, net of tax	873	2,231
Depreciation and amortization	42,499	31,951
Restructuring and other charges	624	207
Interest expense	9,964	9,953
(Gain) loss on currency exchange rate remeasurement of intercompany balances	1,511	(1,121)
Provision for income taxes	7,456	9,330
EBITDA, as adjusted	$33,054	$34,247

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with changes in foreign currency exchange rates due to our significant international operations. While the majority of our revenue contracts are denominated in, or indexed to, the U.S. dollar, certain contracts or portions of certain contracts, most notably within our contract operations segment, are exposed to foreign currency fluctuations. Approximately 75% of revenues in our contract operations segment are denominated in the U.S. dollar. The currencies for which we have our largest exchange rate exposures are related to changes in the Argentine Peso and the Brazilian Real. During the three months ended March 31, 2021, the Argentine Peso depreciated by approximately 8% and the Brazilian Real depreciated by approximately 10%. The impact of foreign currency risk on income for these contracts is generally mitigated by matching costs with revenues in the same currency.

Additionally, the net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded foreign currency losses of $5.1 million and $1.4 million in our statements of operations during the three months ended March 31, 2021 and 2020, respectively. Our foreign currency losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Foreign currency losses included translation losses of $1.5 million and translation gains of $1.1 million during the three months ended March 31, 2021 and 2020, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. During the three months ended March 31, 2021, we entered into forward currency exchange contracts to mitigate exposures in U.S. dollars related to the Argentine Peso. As a result of entering into these contracts, we recognized losses of $0.9 million during the three months ended March 31, 2021. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principle financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

For further details on the current legal proceedings, see Note 13 to the Financial Statements.

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table summarizes our repurchases of equity securities during the three months ended March 31, 2021:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs (2)
January 1, 2021 - January 31, 2021	2,808	$4.42	—	$57,726,011
February 1, 2021 - February 29, 2021	—	—	—	57,726,011
March 1, 2021 - March 31, 2021	61,618	4.84	—	57,726,011
Total	64,426	$4.82	—	$57,726,011
____________________
(1)     Total number of shares repurchased includes 64,426 shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.
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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
10.1†*	Form of Award Notice and Agreement for Performance Cash-Settled Units pursuant to the 2020 Omnibus Incentive Plan
10.2†*	Form of Award Notice and Agreement for Time-Vested Cash-Settled Restricted Stock pursuant to the 2020 Omnibus Incentive Plan
10.3†*	Form of Award Notice and Agreement for Common Stock Award for Non-Employee Directors pursuant to the 2020 Omnibus Incentive Plan
22.1*	List of Guarantor Subsidiaries, incorporated by reference to Exhibit 22.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 1010).
________________________________

†	Management contract or compensation plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exterran Corporation

Date: May 4, 2021	By:	/s/ DAVID A. BARTA
David A. Barta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)