Form 10-Q
period 2021-06-30
Exterran Corp
filed 2021-08-09
CIK 1635881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021
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

Number of shares of the common stock of the registrant outstanding as of August 2, 2021: 32,291,878 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS

Current assets:
Cash and cash equivalents	$45,493	$40,318
Restricted cash	978	3,410
Accounts receivable, net of allowance of $10,307 and $10,803, respectively	202,899	198,028
Inventory (Note 4)	107,788	109,837
Contract assets (Note 2)	32,528	32,642
Other current assets	20,329	19,810
Current assets associated with discontinued operations (Note 3)	21,795	25,325
Total current assets	431,810	429,370
Property, plant and equipment, net (Note 5)	663,137	733,222
Long-term contract assets (Note 2)	17,537	33,563
Operating lease right-of-use assets	23,012	25,428
Deferred income taxes	6,079	8,866
Intangible and other assets, net	74,893	71,436
Long-term assets associated with discontinued operations (Note 3)	1,687	1,606
Total assets	$1,218,155	$1,303,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$46,375	$60,078
Accrued liabilities	116,693	94,404
Contract liabilities (Note 2)	94,669	100,123
Current operating lease liabilities	5,781	6,340
Current liabilities associated with discontinued operations (Note 3)	4,169	13,707
Total current liabilities	267,687	274,652
Long-term debt (Note 6)	573,307	562,325
Deferred income taxes	1,465	1,014
Long-term contract liabilities (Note 2)	69,804	80,499
Long-term operating lease liabilities	27,945	29,868
Other long-term liabilities	43,539	57,159
Long-term liabilities associated with discontinued operations (Note 3)	1,267	2,142
Total liabilities	985,014	1,007,659
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 38,028,772 and 37,804,206 shares issued, respectively	380	378
Additional paid-in capital	752,408	750,506
Accumulated deficit	(483,616)	(418,529)
Treasury stock — 4,736,601 and 4,665,560 common shares, at cost, respectively	(57,741)	(57,431)
Accumulated other comprehensive income	21,710	20,908
Total stockholders’ equity (Note 11)	233,141	295,832
Total liabilities and stockholders’ equity	$1,218,155	$1,303,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues (Note 2):
Contract operations	$87,498	$77,945	$168,512	$172,733
Aftermarket services	29,401	24,993	54,521	52,902
Product sales	29,300	28,119	59,330	66,216
	146,199	131,057	282,363	291,851
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	27,764	23,746	51,108	55,206
Aftermarket services	23,422	19,020	43,434	40,201
Product sales	27,109	32,387	52,682	71,318
Selling, general and administrative	33,630	31,530	66,261	65,090
Depreciation and amortization	45,709	32,306	88,208	64,257
Impairment (Note 8)	7,959	—	7,959	—
Restructuring and other charges (Note 9)	(370)	3,105	254	3,312
Interest expense	10,357	9,638	20,321	19,591
Gain on extinguishment of debt (Note 6)	—	(2,644)	—	(2,644)
Other (income) expense, net	(3,159)	(2,641)	(98)	(2,347)
	172,421	146,447	330,129	313,984
Loss before income taxes	(26,222)	(15,390)	(47,766)	(22,133)
Provision for income taxes (Note 10)	8,836	3,895	16,292	13,225
Loss from continuing operations	(35,058)	(19,285)	(64,058)	(35,358)
Loss from discontinued operations, net of tax (Note 3)	(156)	(12,604)	(1,029)	(14,835)
Net loss	$(35,214)	$(31,889)	$(65,087)	$(50,193)

Basic and diluted net loss per common share (Note 13):
Loss from continuing operations per common share	$(1.06)	$(0.59)	$(1.94)	$(1.08)
Loss from discontinued operations per common share	(0.01)	(0.38)	(0.03)	(0.45)
Net loss per common share	$(1.07)	$(0.97)	$(1.97)	$(1.53)

Weighted average common shares outstanding used in net loss per common share (Note 13):
Basic and diluted	33,056	32,803	33,003	32,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(35,214)	$(31,889)	$(65,087)	$(50,193)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,219	(3,730)	802	(14,786)
Comprehensive loss	$(31,995)	$(35,619)	$(64,285)	$(64,979)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2020	$375	$747,622	$(317,238)	$(56,567)	$35,346	$409,538
Net loss			(18,304)			(18,304)
Foreign currency translation adjustment					(11,056)	(11,056)
Treasury stock purchased				(835)		(835)
Stock-based compensation, net of forfeitures	2	283				285
Balance, March 31, 2020	$377	$747,905	$(335,542)	$(57,402)	$24,290	$379,628
Net loss			(31,889)			(31,889)
Foreign currency translation adjustment					(3,730)	(3,730)
Treasury stock purchased				(10)		(10)
Stock-based compensation, net of forfeitures	1	1,120				1,121
Balance, June 30, 2020	$378	$749,025	$(367,431)	$(57,412)	$20,560	$345,120

Balance, January 1, 2021	$378	$750,506	$(418,529)	$(57,431)	$20,908	$295,832
Net loss			(29,873)			(29,873)
Foreign currency translation adjustment					(2,417)	(2,417)
Treasury stock purchased				(310)		(310)
Stock-based compensation, net of forfeitures	2	1,471				1,473
Balance, March 31, 2021	$380	$751,977	$(448,402)	$(57,741)	$18,491	$264,705
Net loss			(35,214)			(35,214)
Foreign currency translation adjustment					3,219	3,219
Stock-based compensation, net of forfeitures		431				431
Balance, June 30, 2021	$380	$752,408	$(483,616)	$(57,741)	$21,710	$233,141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(65,087)	$(50,193)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	88,208	64,257
Impairment	7,959	—
Amortization of deferred financing costs	1,330	1,256
Loss from discontinued operations, net of tax	1,029	14,835
Provision for doubtful accounts	825	3,980
Gain on sale of property, plant and equipment	(816)	(166)
Gain on remeasurement of intercompany balances	(810)	(3,198)
Loss on foreign currency derivatives	2,030	—
Gain on extinguishment of debt	—	(2,644)
Stock-based compensation expense	1,904	1,406
Deferred income tax expense	1,349	3,892
Changes in assets and liabilities:
Accounts receivable and notes	(5,522)	(19,746)
Inventory	2,271	(2,303)
Contract assets and contract liabilities, net	(12,995)	23,435
Other current assets	(144)	3,587
Accounts payable and other liabilities	(11,378)	(28,878)
Other	870	13,071
Net cash provided by continuing operations	11,023	22,591
Net cash used in discontinued operations	(7,993)	(11,900)
Net cash provided by operating activities	3,030	10,691

Cash flows from investing activities:
Capital expenditures	(12,483)	(40,396)
Proceeds from sale of property, plant and equipment	857	236
Net cash used in continuing operations	(11,626)	(40,160)
Net cash used in discontinued operations	—	(855)
Net cash used in investing activities	(11,626)	(41,015)

Cash flows from financing activities:
Proceeds from borrowings of debt	121,400	225,500
Repayments of debt	(110,900)	(183,316)
Proceeds from short-term note	1,285	—
Purchases of treasury stock (Note 11)	(310)	(845)
Net cash provided by financing activities	11,475	41,339

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(136)	(666)
Net increase in cash, cash equivalents and restricted cash	2,743	10,349
Cash, cash equivalents and restricted cash at beginning of period	43,728	16,702
Cash, cash equivalents and restricted cash at end of period	$46,471	$27,051

Supplemental disclosure of non-cash transactions:
Accrued capital expenditures	$7,420	$5,205
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Basis of Presentation

Description of Business

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” the “Company,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a global sustainable systems and process company offering solutions in the oil, gas, water and power markets. We are a leader in natural gas processing and treatment, produced water treatment and compression products, solutions and services, providing critical midstream infrastructure solutions to customers throughout the world while helping them reduce their flaring, emissions and fresh water usage. We provide our products, solutions, and services to a global customer base consisting of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent oil and natural gas producers and oil and natural gas processors, gatherers and pipeline operators. Our manufacturing facilities are located in the United States of America (“U.S.”), Singapore and the United Arab Emirates. We operate in three primary business lines: contract operations, aftermarket services and product sales. In our contract operations business line, we provide processing, treating, compression and water treatment services through the operation of our natural gas and crude oil production and process equipment and natural gas compression equipment and water treatment equipment for our customers. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, repair, overhaul, upgrade, startup and commissioning and reconfiguration services to customers who own their own oil and natural gas compression, production, processing, treating and related equipment. In our product sales business line, we design, engineer, manufacture, install and sell equipment used in the treating and processing of crude oil, natural gas, natural gas compression packages and water to our customers throughout the world and for use in our contract operations business line. We also offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as integrated projects.

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

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption across most industries. Efforts to mitigate the spread of COVID-19 have also resulted in decreased energy demand and additional weakness in energy pricing. To help control the spread of the virus and protect the health and safety of our employees and customers, we began temporarily closing our locations or modifying operating hours in our locations around the world. This was in response to governmental requirements including “stay-at-home” orders and similar mandates and in some of our locations, we voluntarily went beyond the requirements of local government authorities. The broader implications of COVID-19 on our long-term future results of operations and overall financial condition remains uncertain. Due to the rapid market deterioration during the three months ended March 31, 2020, we concluded that a trigger existed and that we should evaluate our long-term assets for impairment. Therefore, we updated our impairment analysis and concluded that no impairment existed during the three months ended March 31, 2020. No triggering events were identified subsequent to March 31, 2020, related to the ongoing COVID-19 pandemic.

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

In June 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). Topic 848 is effective for fiscal years and interim periods beginning as of March 12, 2020 through December 31, 2022. This update provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. It is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The adoption of ASU 2020-04 did not have a material impact to our financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

There are no recently issued accounting pronouncements not yet adopted that we are aware of at this time that would have a material impact on the Company.

Note 2 - Revenue

Disaggregation of Revenue

The following tables present disaggregated revenue by products and services lines and by geographical regions for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by Products and Services	2021	2020	2021	2020
Contract Operations Segment:
Contract operations services (1)	$87,498	$77,945	$168,512	$172,733

Aftermarket Services Segment:
Operation and maintenance services (1)	$12,474	$12,279	$24,516	$25,218
Part sales (2)	13,272	9,685	22,322	20,509
Other services (1)	3,655	3,029	7,683	7,175
Total aftermarket services	$29,401	$24,993	$54,521	$52,902

Product Sales Segment:
Compression equipment (1) (3)	$2,646	$14,198	$7,972	$33,354
Processing and treating equipment (1)	22,331	8,807	43,890	20,616
Other product sales (1) (2)	4,323	5,114	7,468	12,246
Total product sales revenues	$29,300	$28,119	$59,330	$66,216

Total revenues	$146,199	$131,057	$282,363	$291,851

(1)Revenue recognized over time.
(2)Revenue recognized at a point in time.
(3)Compression equipment includes sales to customers outside of the U.S. The compression fabrication business for sales to U.S. customers that was previously included in our product sales segment is now included in discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by Geographical Regions	2021	2020	2021	2020
North America	$3,100	$9,354	$9,425	$18,330
Latin America	68,592	58,352	129,210	135,149
Middle East and Africa	61,979	52,373	119,158	108,086
Asia Pacific	12,528	10,978	24,570	30,286
Total revenues	$146,199	$131,057	$282,363	$291,851

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

The following table summarizes the expected timing of revenue recognition from unsatisfied performance obligations (commonly referred to as backlog) as of June 30, 2021 (in thousands):

	Contract Operations Segment	Product Sales Segment
Remainder of 2021	$148,930	$132,010
2022	216,340	205,073
2023	207,066	43,670
2024	191,391	12,480
2025	170,595	17,557
Thereafter	252,621	—
Total backlog	$1,186,943	$410,790

Certain of our aftermarket services contracts are subject to cancellation or modification at the election of the customer.

If the primary component of our contract operations contracts is the lease component, the contracts are accounted for as operating leases. For these contracts, revenues are recognized on a straight-line basis. As of June 30, 2021, the total value of our contracts operations backlog accounted for as operating leases was approximately $331.8 million, of which $19 million is expected to be recognized in the remainder of 2021, $44 million is expected to be recognized in 2022, $87 million is expected to be recognized in 2023, $76 million is expected to be recognized in 2024 and $61 million is expected to be recognized in 2025. Contract operations revenue recognized as operating leases for the six months ended June 30, 2021 was approximately $18 million. Our product sales backlog includes contracts where there is a significant financing component. As of June 30, 2021, we had approximately $43 million expected to be recognized in future periods as interest income within our product sales segment.

Contract Assets and Contract Liabilities

The following table provides information about accounts receivables, net, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivables, net	$202,899	$198,028
Contract assets and contract liabilities:
Current contract assets	32,528	32,642
Long-term contract assets	17,537	33,563
Current contract liabilities	94,669	100,123
Long-term contract liabilities	69,804	80,499

During the six months ended June 30, 2021, revenue recognized from contract operations services included $35.5 million of revenue deferred in previous periods. Revenue recognized during the six months ended June 30, 2021 from product sales performance obligations partially satisfied in previous periods was $50.8 million, of which $27.7 million was included in billings in excess of costs at the beginning of the period. The decrease in long-term contract assets during the six months ended June 30, 2021 was primarily due to the timing of milestones billings in the Middle East and Africa region. The decrease in current contract liabilities during the six months ended June 30, 2021 was primarily driven by the progression of product sales projects and the timing of milestones billings in the Middle East and Africa region. The decrease in long-term contract liabilities during the six months ended June 30, 2021 was primarily driven by the acceleration of deferred revenue on two separate contracts due to a change in the terms in the Latin America region.

Allowance for Doubtful Accounts

The Company estimates its reserves using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of accounts receivables, contract assets and long-term note receivables. The Company’s customer base has generally similar collectability risk characteristics, although larger customers may have lower risk than smaller independent customers. The allowance for doubtful accounts as of June 30, 2021 and changes for the three months then ended are as follows (in thousands):

Balance at December 31, 2020	$10,803
Write-offs during the period	(496)
Balance at June 30, 2021	$10,307

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

In addition, in connection with our review of options for the U.S. compression fabrication business, we reviewed the assets in this business compared to our estimate of future cash flows and recorded impairments of $6.5 million during the three and six months ended June 30, 2020 to adjust the carrying value to our estimate of fair market value.

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

The following table summarizes the operating results of discontinued operations (in thousands):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Belleli EPC	US Compression	Total	Belleli EPC	US Compression	Total
Revenue	$—	$—	$—	$—	$40,568	$40,568
Cost of sales (excluding depreciation and amortization expense)	—	(37)	(37)	88	38,437	38,525
Selling, general and administrative	86	18	104	101	2,864	2,965
Depreciation and amortization	—	—	—	—	665	665
Impairments	—	—	—	—	6,512	6,512
Restructuring and other charges	—	—	—	—	4,572	4,572
Other expense, net	—	59	59	5	—	5
Provision for (benefit from) income taxes	30	—	30	(72)	—	(72)
Loss from discontinued operations, net of tax	$(116)	$(40)	$(156)	$(122)	$(12,482)	$(12,604)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Belleli EPC	US Compression	Total	Belleli EPC	US Compression	Total
Revenue	$—	$53	$53	$124	$90,131	$90,255
Cost of sales (excluding depreciation and amortization expense)	55	172	227	184	83,945	84,129
Selling, general and administrative	244	413	657	214	7,356	7,570
Depreciation and amortization	—	—	—	—	1,324	1,324
Impairments	—	—	—	—	6,512	6,512
Restructuring and other charges	—	—	—	—	5,553	5,553
Other expense, net	34	59	93	49	—	49
Provision for (benefit from) income taxes	105	—	105	(47)	—	(47)
Loss from discontinued operations, net of tax	$(438)	$(591)	$(1,029)	$(276)	$(14,559)	$(14,835)

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	June 30, 2021			December 31, 2020
	Belleli EPC	US Compression	Total	Belleli EPC	US Compression	Total
Accounts receivable	$268	$101	$369	$268	$3,171	$3,439
Inventory	—	21,006	21,006	—	21,107	21,107
Contract assets	—	247	247	—	458	458
Other current assets	173	—	173	213	108	321
Total current assets associated with discontinued operations	441	21,354	21,795	481	24,844	25,325
Intangible and other assets, net	1,687	—	1,687	1,606	—	1,606
Total assets associated with discontinued operations	$2,128	$21,354	$23,482	$2,087	$24,844	$26,931

Accounts payable	$35	$641	$676	$139	$5,093	$5,232
Accrued liabilities	2,752	519	3,271	2,939	5,037	7,976
Contract liabilities	197	25	222	197	302	499
Total current liabilities associated with discontinued operations	2,984	1,185	4,169	3,275	10,432	13,707
Other long-term liabilities	982	285	1,267	765	1,377	2,142
Total liabilities associated with discontinued operations	$3,966	$1,470	$5,436	$4,040	$11,809	$15,849

Note 4 - Inventory

Inventory consisted of the following amounts (in thousands):

	June 30, 2021	December 31, 2020
Parts and supplies	$65,626	$65,576
Work in progress	38,921	41,020
Finished goods	3,241	3,241
Inventory	$107,788	$109,837

Note 5 - Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Compression equipment, processing facilities and other fleet assets(1)	$1,559,397	$1,562,528
Land and buildings	50,975	50,908
Transportation and shop equipment	53,712	54,763
Computer software	55,495	54,486
Other	43,029	40,305
	1,762,608	1,762,990
Accumulated depreciation	(1,099,471)	(1,029,768)
Property, plant and equipment, net	$663,137	$733,222

(1)In the first quarter of 2021, we evaluated the salvage values of our property, plant and equipment. As a result of this evaluation, we changed the salvage values for our compression equipment to a maximum salvage value of 5% from 15%. During the three and six months ended June 30, 2021, we recorded an increase to depreciation expense of approximately $1.2 million and $2.1 million, respectively as a result of this change in salvage value.

Note 6 - Debt

Debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Revolving credit facility due October 2023	$227,000	$216,500
8.125% senior notes due May 2025	350,000	350,000
Other	1,285	—
Unamortized deferred financing costs of 8.125% senior notes	(3,693)	(4,175)
Total debt	574,592	562,325
Less: Amounts within one year(1)	(1,285)	—
Long-term debt	$573,307	$562,325

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

As of June 30, 2021, we had $227.0 million in outstanding borrowings and $28.0 million in outstanding letters of credit under our revolving credit facility. At June 30, 2021, taking into account guarantees through letters of credit, we had undrawn capacity of $395.0 million under our revolving credit facility. Our Amended Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Amended Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $147.8 million of the $395.0 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of June 30, 2021.

8.125% Senior Notes Due May 2025

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued $375.0 million aggregate principal amount of 8.125% senior unsecured notes due 2025 (the “2017 Notes”) which have $350.0 million outstanding as of June 30, 2021. We guarantee the 2017 Notes on a senior unsecured basis. We may redeem the 2017 Notes at any time in cash, in whole or part, at certain redemption prices, including the applicable make-whole premium plus accrued and unpaid interest, if any, to the date of redemption.

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

The Amended Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Amended Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Amended Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Amended Credit Agreement) of 2.75 to 1.00. As of June 30, 2021, we maintained a 5.7 to 1.0 interest coverage ratio, a 3.6 to 1.0 total leverage ratio and a 1.4 to 1.0 senior secured leverage ratio. As of June 30, 2021, we were in compliance with all financial covenants under the Amended Credit Agreement.

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

Recurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, with pricing levels as of the date of valuation (in thousands):

	June 30, 2021			December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Foreign currency derivatives liabilities	$—	$—	$—	$—	$—	$(247)

We are exposed to market risks associated with changes in foreign currency exchange rates, including foreign currency exchange rate changes recorded on intercompany obligations. From time to time, we may enter into foreign currency hedges to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on our balance sheets including intercompany activity. During the three and six months ended June 30, 2021, we recognized a loss of $1.1 million and $2.0 million, respectively on forward currency exchange contracts. As of June 30, 2021, we do not have derivative financial instruments outstanding to mitigate foreign currency risk.

Nonrecurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2021 and 2020, with pricing levels as of the date of valuation (in thousands):

	Six months ended June 30, 2021			Six months ended June 30, 2020
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets (1)	$—	$—	$—	$—	$—	$—
Long-term note receivable (2)	—	—	12,119	—	—	15,039

(1)Our estimate of the fair value of the impaired long-lived assets as of June 30, 2021, were primarily based on the expectation that these assets are unlikely to generate future cash flows either through continuation of this contract or through proceeds from the sale of the assets and thus they were written down to zero.
(2)Our estimate of the fair value of a note receivable was discounted based on a settlement period of eight years and a discount rate of 12.5%. The undiscounted value of the note receivable, including interest, as of June 30, 2021 was $15.7 million.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables and debt. At June 30, 2021 and December 31, 2020, the estimated fair values of cash, restricted cash, receivables and payables approximated their carrying amounts as reflected in our balance sheets due to the short-term nature of these financial instruments.
The fair value of the 2017 Notes was estimated based on model derived calculations using market yields observed in active markets, which are Level 2 inputs. As of June 30, 2021 and December 31, 2020, the carrying amount of the 2017 Notes, excluding unamortized deferred financing costs, of $350.0 million was estimated to have a fair value of $312.0 million and $297.0 million, respectively. Due to the variable rate nature of our revolving credit facility, the carrying value as of June 30, 2021 and December 31, 2020 approximated the fair value as the rate was comparable to the then-current market rate at which debt with similar terms could have been obtained.

Note 8 - Impairments

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, indicate that the carrying amount of an asset may not be recoverable.

During the three months ended March 31, 2021, there were no events, or changes in circumstances to indicate that the carrying amount of an asset may not be recoverable. During the three months ended June 30, 2021, we determined that there was no visibility to continuing a contract with a customer in the Latin America region. This contract included installation costs, deferred start-up costs and demobilization costs that were previously capitalized where it is highly unlikely we will generate future cash flows. As a result, during the three and six months ended June 30, 2021, we recorded an $8.0 million asset impairment to reduce the book value of these assets to zero, which is its estimated fair value as of June 30, 2021.

Note 9 - Restructuring and Other Charges

The energy industry’s focus on cash flow, capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the third quarter of 2019, we announced a cost reduction plan primarily focused on workforce reductions. During the three months ended June 30, 2021, we released an unused portion of previously expensed restructuring charges of $0.4 million and during the three months ended June 30, 2020, we incurred restructuring and other charges associated with these activities of $3.1 million. During the six months ended June 30, 2021 and 2020, we incurred restructuring and other charges associated with these activities of $0.3 million and $3.3 million, respectively. These charges are reflected as restructuring and other charges in our statements of operations and accrued liabilities on our balance sheets. The cost reduction plan is expected to be completed in the third quarter of 2021 and we expect to settle these charges in cash.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the six months ended June 30, 2021 and 2020 (in thousands):

Cost Reduction Plan
Beginning balance at January 1, 2020	$2,281
Additions for costs expensed, net	3,312
Reductions for payments	(1,050)
Foreign exchange impact	(404)
Ending balance at June 30, 2020	$4,139

Beginning balance at January 1, 2021	$1,351
Additions for costs expensed, net	254
Reductions for payments	(1,317)
Foreign exchange impact	51
Ending balance at June 30, 2021	$339

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Employee termination benefits	$(441)	$741	$183	$741
Legal fees	71	—	71	—
Consulting fees	—	2,364	—	2,571
Total restructuring and other charges	$(370)	$3,105	$254	$3,312

The following table summarizes the components of charges included in restructuring and other charges incurred since the announcement of the cost reduction plan in the second quarter of 2019 (in thousands):

Total
Employee termination benefits	$6,426
Legal fees	71
Consulting fees	3,205
Total restructuring and other charges	$9,702

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate of (33.7)% for the three months ended June 30, 2021: (i) a (5.7)% negative impact resulting from unrecognized tax benefits under FASB’s Interpretation No. 48 of Financial Accounting Standard 109 (“FIN 48”), (ii) a (10.9)% negative impact resulting from foreign currency devaluations in Argentina, (iii) a (19.6)% negative impact resulting from foreign taxes in excess of the U.S. tax rate and other rate drivers, (iv) an (11.6)% negative impact resulting from deemed inclusions in the U.S. and (v) a (4.1)% negative impact resulting from an addition of valuation allowances against U.S. deferred tax assets.

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate of (34.1)% for the six months ended June 30, 2021: (i) an (11.5)% negative impact resulting from foreign currency devaluations in Argentina, (ii) a (19.9)% negative impact resulting from foreign taxes in excess of the U.S. tax rate and other rate drivers, (iii) a (12.0)% negative impact resulting from deemed inclusions in the U.S. and (iv) a (6.6)% negative impact resulting from an addition of valuation allowances against U.S. deferred tax assets.

Our effective tax rate increased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to a decrease in valuation allowances recorded in the U.S., an increase in foreign taxes in excess of the U.S. tax rate, an increase in deemed inclusions in the U.S., a decrease in the FIN 48 reserve and an increase in tax related to foreign exchange movement in Argentina.

Note 11 - Stockholders’ Equity

Share Repurchase Program

On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the six months ended June 30, 2021 and 2020, we did not repurchase any shares under this program. As of June 30, 2021, the remaining authorized repurchase amount under the share repurchase program was $57.7 million.

Additionally, treasury stock purchased during the six months ended June 30, 2021 and 2020 included shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards.

Note 12 - Stock-Based Compensation

Stock Options

There were no stock options granted during the six months ended June 30, 2021 and 2020.

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

The table below presents the changes in restricted stock, restricted stock units and performance units for our common stock during the six months ended June 30, 2021.

	Equity Awards		Liability Awards
	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2021	320	$16.02	1,198	$9.35
Granted	211	4.78	1,418	4.84
Vested	(281)	13.16	(371)	14.02
Cancelled	(10)	17.45	(47)	6.08
Non-vested awards, June 30, 2021	240	9.43	2,198	5.72

As of June 30, 2021, we estimate $8.4 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance units issued to our employees to be recognized over the weighted-average vesting period of 1.4 years.

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

The following table presents a reconciliation of basic and diluted net loss per common share for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30, 2020
	2021	2020	2021	2020
Numerator for basic and diluted net loss per common share:
Loss from continuing operations	$(35,058)	$(19,285)	$(64,058)	$(35,358)
Loss from discontinued operations, net of tax	(156)	(12,604)	(1,029)	(14,835)
Less: Net income attributable to participating securities	—	—	—	—
Net loss — used in basic and diluted net loss per common share	$(35,214)	$(31,889)	$(65,087)	$(50,193)

Weighted average common shares outstanding including participating securities	33,350	33,175	33,289	33,161
Less: Weighted average participating securities outstanding	(294)	(372)	(286)	(441)
Weighted average common shares outstanding — used in basic net loss per common share	33,056	32,803	33,003	32,720
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	*	*	*
Weighted average common shares outstanding — used in diluted net loss per common share	33,056	32,803	33,003	32,720

Net loss per common share:
Basic and diluted	$(1.07)	$(0.97)	$(1.97)	$(1.53)

*    Excluded from diluted net income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable for the three and six months ended June 30, 2021 and 2020 that were excluded from computing diluted net loss per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2021
	2021	2020	2021	2020
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value	—	30	—	43
Net dilutive potential common shares issuable	—	30	—	43

Note 14 - Commitments and Contingencies

Contingencies

We have agreements with financial institutions under which approximately $59.4 million of letters of credit or bank guarantees were outstanding as of June 30, 2021. These are put in place in certain situations to guarantee our performance obligations under contracts with counterparties.

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of June 30, 2021 and December 31, 2020, we had accrued $1.5 million and $3.5 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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
Litigation and Claims

On December 19, 2020, we initiated arbitration in the International Court of Arbitration of the International Chamber of Commerce (“ICC”) against Iberoamericana de Hidrocarburos, S.A. De C.V. (“IHSA”) to collect approximately $38 million owed to us under three agreements, plus future lost profits, interest, attorneys’ fees, and other damages as allowed under the contracts and/or Mexican law. The three agreements relate to contract operation services provided to IHSA by Exterran. After we stopped providing services due to IHSA’s nonpayment, on December 29, 2020, IHSA filed a lawsuit in the 129th Judicial District Court of Harris County, Texas, for tortious interference with a contract and prospective business relationships, claiming damages for lost profits, lost production, loss of equipment, loss of business opportunity, damage to business reputation and attorneys’ fees. On March 2, 2021, after we moved IHSA’s lawsuit to the United States District Court for the Southern District of Texas, IHSA voluntarily dismissed the lawsuit. On May 11, 2021, IHSA again filed a similar claim in the 164th Judicial District Court of Harris County, Texas, for tortious interference with a contract and prospective business relationships, seeking damages in excess of $1 million. We moved IHSA’s lawsuit to the United States District Court for the Southern District of Texas, where it is currently pending. On April 27, 2021, IHSA also answered Exterran’s request for arbitration before the ICC and included a counterclaim for approximately $27 million allegedly resulting from breach of contract, operational deficiencies, lost production, and lost profit. In addition, IHSA has orally threatened to draw certain bonds totaling approximately $12 million under one of the contracts for contract operation services. Based on currently available information we believe IHSA’s claims are without merit; however, IHSA’s claim are in the early stages and the results cannot be predicted with certainty.

On July 5, 2021, Inesco Ingenieria & Construccion, S.A. (“Inesco”) filed a Demand for Arbitration in the ICC against Exterran Bolivia S.R.L. claiming it is owed approximately $13 million for certain goods and services allegedly provided to Exterran, delay damages, and increased expenses. Based on currently available information we believe Inesco’s claims are without merit; however, Inesco’s claims are in the early stages and the results cannot be predicted with certainty.

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

The following table presents revenue and other financial information by reportable segment for the three and six months ended June 30, 2021 and 2020 (in thousands):

Three months ended June 30,	Contract Operations	Aftermarket Services	Product sales (2)	Reportable Segments Total
2021
Revenue	$87,498	$29,401	$29,300	$146,199
Adjusted gross margin(1)	59,734	5,979	2,191	67,904

2020
Revenue	$77,945	$24,993	$28,119	$131,057
Adjusted gross margin(1)	54,199	5,973	(4,268)	55,904

Six months ended June 30,	Contract Operations	Aftermarket Services	Product sales (2)	Reportable Segments Total
2021
Revenue	$168,512	$54,521	$59,330	$282,363
Adjusted gross margin(1)	117,404	11,087	6,648	135,139

2020
Revenue	$172,733	$52,902	$66,216	$291,851
Adjusted gross margin(1)	117,527	12,701	(5,102)	125,126

(1)    Adjusted gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense).
(2)    The U.S. compression fabrication business that was previously included in our product sales segment is now included in discontinued operations.

The following table reconciles total gross margin to total adjusted gross margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$146,199	$131,057	$282,363	$291,851
Cost of sales (excluding depreciation and amortization expenses)	78,295	75,153	147,224	166,725
Depreciation and amortization (1)	44,017	30,861	84,852	61,307
Total gross margin	23,887	25,043	50,287	63,819
Depreciation and amortization (1)	44,017	30,861	84,852	61,307
Total adjusted gross margin	$67,904	$55,904	$135,139	$125,126

(1)    Represents the portion only attributable to cost of sales.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Exterran’s financial statements with a narrative from the perspective of management. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020.

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

General

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” the “Company,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a global sustainable systems and process company offering solutions in the oil, gas, water and power markets. We are a leader in natural gas processing and treatment, produced water treatment and compression products, solutions and services, providing critical midstream infrastructure solutions to customers throughout the world while helping them reduce their flaring, emissions and fresh water usage. Our manufacturing facilities are located in the United States of America (“U.S.”), Singapore and the United Arab Emirates.

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

We have continued to work toward our strategy to be a company that leverages our sustainable technology offering in treating natural gas and produced water to help our customers better utilize their natural resources while enhancing our operational excellence to provide complete systems and process solutions in energy and industrial applications. Over the past several years, we have made significant progress in this journey by taking actions to protect our core business, develop important organizational capabilities, commercialize new products, solutions and services and implement new processes to position Exterran for success. We have optimized our portfolio of products, solutions and services to better serve our global customers and help them improve their environmental impacts while providing a more attractive investment option for our investors. As we continue on this path, we decided that our U.S. compression fabrication business was non-core to our strategy, and during the third quarter of 2020, we entered into an agreement to sell the business which closed on November 2, 2020. We did not sell certain items in inventory, which we expect to liquidate over time. During the third quarter of 2020, this business met the held for sale criteria and is also now reflected as discontinued operations in our financial statements for all periods presented. The U.S. compression fabrication business was previously included in our product sales segment and had been reclassified to discontinued operations in our financial statements for all periods presented. Compression revenue from sales to international customers continues to be included in our product sales segment.

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

Beginning in 2019, there has been a shift in the industry that was exacerbated by the COVID-19 pandemic. The COVID-19 pandemic created a demand shock to the system that further exacerbated the supply demand imbalance that was already taking place. In response, exploration and production producers and midstream providers have shifted their focus from growth to one emphasizing cash flow and returns. This has caused a significant reduction in their capital spending plans in order to drive incremental cash flow and has put constraints on the amount of new projects that customers sanction. We believe this is likely to continue to persist into 2021, particularly in the U.S. While the exact timing of the rebalancing of supply and demand remains uncertain, macro indicators (including favorable commodity prices) suggest this is beginning to improve, and the number of opportunities available to us is also increasing.

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

Aggregate booking activity levels for our product sales segment in North America and international markets during the six months ended June 30, 2021 were $4.8 million, which represents a decrease of 99% compared to the six months ended June 30, 2020. The decrease in bookings was primarily driven by the impact of energy industry conditions and the COVID-19 pandemic. During the first quarter of 2020, we recorded a large processing plant booking in the Middle East. Fluctuations in the size and timing of customers’ requests for bid proposals and awards of new contracts tend to create variability in booking activity levels from period to period.

Historically, oil, natural gas and natural gas liquids prices and the level of drilling and exploration activity in North America have been volatile. The Henry Hub spot price for natural gas was $3.79 per MMBtu at June 30, 2021, which was 61% and 115% higher than the prices at December 31, 2020 and June 30, 2020, respectively, and the U.S. natural gas liquid composite price was $7.02 per MMBtu for the month of April 2021, which was 22% and 67% higher than the prices for the month of December 2020 and June 2020, respectively. In addition, the West Texas Intermediate crude oil spot price as of June 30, 2021 was 52% and 87% higher than the price at December 31, 2020 and at June 30, 2020, respectively. Volatility in demand for energy and in commodity prices as well as an industry trend towards disciplined capital spending and improving returns have caused timing uncertainties in demand for our products recently. These uncertainties have caused delays in the timing of new equipment orders and lower bookings in our product sales segment. Booking activity levels for our product sales segment in North America during the six months ended June 30, 2021 were $3.5 million, up from $1.1 million in six months ended June 30, 2020.

Longer-term fundamentals in our international markets partially depend on international oil and gas infrastructure projects, many of which are based on the longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based more on longer-term fundamentals that may be less tied to near term commodity prices than our North American customers. We believe the demand for our products, solutions and services in international markets will continue, and we expect to have opportunities to grow our international businesses. Booking activity levels for our product sales segment in international markets during the three months ended June 30, 2021 were $1.3 million, down from $440.8 million in the six months ended June 30, 2020.

The timing of customer orders and change in activity levels by our customers is difficult to predict given our customers longer-term decision making. As a result, our ability to project the anticipated activity level and timing of awards for our business, and particularly our product sales segment, is limited. We continue to monitor the global energy markets and industry capital spending levels, and will continue to control our expense levels as necessary to protect our profitability. Additionally, volatility in commodity prices could continue to delay investments by our customers in significant projects, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

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
•Although early in 2020 we recorded significant new product sales bookings, more recently we have seen a decrease in purchasing activity from our customers which we believe is due to both the work at home mitigation measures our customers are also taking and uncertainty in commodity prices, causing us to lower our expectations for additional new bookings in the near term;
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

Operating Highlights

The following table summarizes our contract operations and product sales backlog (in thousands):

	June 30, 2021	December 31, 2020	June 30, 2020
Contract Operations Backlog:
Contract operations services	$1,186,943	$1,100,929	$1,253,962

Product Sales Backlog:
Compression equipment(1)	$5,800	$10,218	$58,451
Processing and treating equipment	374,173	425,292	453,729
Other product sales	30,817	29,835	35,031
Total product sales backlog	$410,790	$465,345	$547,211

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

Revenue.
Revenue during the three months ended June 30, 2021 and 2020 was $146.2 million and $131.1 million, respectively. The increase in revenue during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was due to increases in revenue in all three of our segments. The increase in our contract operations segment was primarily due to increases in revenue in the Latin America and in the Middle East and Africa regions. These increases were mainly the result of the acceleration of deferred revenue on two separate contracts due to a change in the terms. The increase in aftermarket services revenue was primarily due to increases in revenue in the Asia Pacific region related to part sales. The increase in our product sales segment was primarily due to increases in revenue in the Middle East and Africa region for processing and treating equipment, partially offset by decreases in the North America region.

Revenue during the six months ended June 30, 2021 and 2020 was $282.4 million and $291.9 million, respectively. The decrease in revenue during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was due to decreases in revenue in our contract operations and product sales segments, partially offset by an increase in revenue in our aftermarket service segment. The decrease in our contract operations segment was primarily due to a decrease in revenue in the Latin America region, partially offset by an increase in revenue in the Middle East and Africa region. The decrease in revenue in the Latin America region was due to contract stops, the sale of equipment pursuant to a purchase option exercised by a customer during the prior year period, partially offset by the acceleration of deferred revenue on two separate contracts due to a change in the terms. The decrease in our product sales segment was primarily due to decreases in revenue in the North America region specifically related to processing and treating equipment. The increase in aftermarket services revenue was primarily due to increases in revenue in the Asia Pacific region related to part sales.

Net loss.
We generated a net loss of $35.2 million and $31.9 million during the three months ended June 30, 2021 and 2020, respectively. The increase in net loss during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to increases in depreciation and amortization expense, income taxes and selling, general and administrative (“SG&A”) expenses, an $8.0 million impairment recognized in the current year period, and a gain on extinguishment of debt of $2.6 million in the prior year period, partially offset by a decrease in loss from discontinued operations, net of tax, increases in adjusted gross margin for our contract operations and product sales segments and a decrease in restructuring and other charges. Net loss during the three months ended June 30, 2021 included loss from discontinued operations, net of tax, of $0.2 million and net loss during the three months ended June 30, 2020 included loss from discontinued operations, net of tax, of $12.6 million due to our U.S. compression fabrication business activity.

We generated a net loss of $65.1 million and $50.2 million during the six months ended June 30, 2021 and 2020, respectively. The increase in net loss during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to increases in depreciation and amortization expense, income taxes and SG&A expenses, an $8.0 million impairment recognized in the current year period, a decrease in adjusted gross margin of our aftermarket service segment, an increase of foreign currency losses of $7.3 million, and a gain on extinguishment of debt of $2.6 million in the prior year period, partially offset by a decrease in loss from discontinued operations, net of tax, an increase in adjusted gross margin for our product sales segment, an increase in interest income and a decrease in restructuring and other charges. Net loss during the six months ended June 30, 2021 included loss from discontinued operations, net of tax, of $1.0 million and net loss during the six months ended June 30, 2020 included loss from discontinued operations, net of tax, of $14.8 million due to our U.S. compression fabrication business activity.

EBITDA, as adjusted.
Our EBITDA, as adjusted, was $35.1 million and $24.9 million during the three months ended June 30, 2021 and 2020, respectively. EBITDA, as adjusted, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 increased primarily due to increases in adjusted gross margin for our contract operations and product sales segments, partially offset by an increase in SG&A expense.

Our EBITDA, as adjusted, was $68.2 million and $59.2 million during the six months ended June 30, 2021 and 2020, respectively. EBITDA, as adjusted, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 increased primarily due to an increase in adjusted gross margin for our product sales segment, partially offset by a decrease in adjusted gross margin for our aftermarket service segment and an increase in SG&A expense.

EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net loss, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures” included elsewhere in this Quarterly Report.

The Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Contract Operations
(dollars in thousands)

	Three Months Ended June 30,
	2021	2020	Change	% Change
Revenue	$87,498	$77,945	$9,553	12%
Cost of sales (excluding depreciation and amortization expense)	27,764	23,746	4,018	17%
Adjusted gross margin	$59,734	$54,199	$5,535	10%
Adjusted gross margin percentage (1)	68%	70%	(2)%	(3)%
___________________
(1)Defined as adjusted gross margin divided by revenue.

The increase in revenue during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to an increase of $1.5 million due to the start-up of a project that was not operating in the prior year period, an increase of $3.2 million due to changes in rates and an increase of $11.9 million primarily driven by the acceleration of deferred revenue recognized resulting from a change in the remaining term of a contract in the third quarter of 2020 and the early termination of a contract in the current year period. These revenue increases were partially offset by decreases of approximately $5.9 million due to contract stops and $1.3 million impact of devaluation on the Argentine Peso during the current year period. Adjusted gross margin increased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to the revenue increases explained above. The change in the remaining term of the contracts noted above resulted in additional costs during the three months ended June 30, 2021 in the form of depreciation expense, which is excluded from adjusted gross margin. Adjusted gross margin percentage during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 decreased primarily due to an increase in operating expenditures in the current year period, partially offset by the increase in deferred revenue recognized resulting from the change in the remaining terms of the contracts noted above.

Aftermarket Services
(dollars in thousands)

	Three Months Ended June 30,
	2021	2020	Change	% Change
Revenue	$29,401	$24,993	$4,408	18%
Cost of sales (excluding depreciation and amortization expense)	23,422	19,020	4,402	23%
Adjusted gross margin	$5,979	$5,973	$6	—%
Adjusted gross margin percentage	20%	24%	(4)%	(17)%

The increase in revenue during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to an increase in part sales in the Asia Pacific region. Adjusted gross margin during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 increased primarily due to the revenue increases explained above. Adjusted gross margin percentage during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 decreased primarily due to the product mix with part sales historically having lower margins than other areas of our aftermarket services business.

Product Sales
(dollars in thousands)

	Three Months Ended June 30,
	2021	2020	Change	% Change
Revenue	$29,300	$28,119	$1,181	4%
Cost of sales (excluding depreciation and amortization expense)	27,109	32,387	(5,278)	(16)%
Adjusted gross margin	$2,191	$(4,268)	$6,459	(151)%
Adjusted gross margin percentage	7%	(15)%	22%	(147)%

The increase in revenue during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to an increase of $13.5 million in processing and treating equipment revenue mostly due to a project in the Middle East and Africa region, partially offset by a decrease of $11.6 million in compression revenue due to a decrease in revenue in the Middle East and Africa region in the current year period and the completion of projects in the Asia Pacific region during the first quarter of 2021. Adjusted gross margin increased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to higher expenses on a specific project in the prior year period. Adjusted gross margin percentage increased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to the higher expenses discussed above during the prior year period and a shift in product mix during the current year period.

Costs and Expenses
(dollars in thousands)

	Three Months Ended June 30,
	2021	2020	Change	% Change
Selling, general and administrative	$33,630	$31,530	$2,100	7%
Depreciation and amortization	45,709	32,306	13,403	41%
Impairment	7,959	—	7,959	N/A
Restructuring and other charges	(370)	3,105	(3,475)	(112)%
Interest expense	10,357	9,638	719	7%
Gain on extinguishment of debt	—	(2,644)	2,644	(100)%
Other (income) expense, net	(3,159)	(2,641)	(518)	20%

Selling, general and administrative
SG&A expense increased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to increases in compensation, legal expenses and network related expenses in the current year period. SG&A expense as a percentage of revenue was 23% and 24% during the three months ended June 30, 2021 and 2020, respectively.

Depreciation and amortization
Depreciation and amortization expense during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 increased primarily due to approximately $10.2 million of additional depreciation expense recognized in the current year period on two contract operations projects due to changes in the remaining terms of a contract during the third quarter of 2020 and the early termination of a contract in the current year period, and approximately $1.1 million in depreciation for equipment on a contract operations project that was not operating in the prior year period. Additionally, in the first quarter of 2021, we evaluated the salvage values of our property, plant and equipment. As a result of this evaluation, we changed the salvage values for our compression equipment to a maximum salvage value of 5% from 15%. During the three months ended June 30, 2021, we recorded an increase to depreciation expense of approximately $1.2 million as a result of this change in salvage value.

Impairment
During the three months ended June 30, 2021, we determined that there was no visibility to continuing a contract with a customer in the Latin America region. This contract included installation costs, deferred start-up costs and demobilization costs that were previously capitalized where it is highly unlikely we will generate future cash flows. As a result, we recorded an $8.0 million asset impairment to reduce the book value of these assets to zero, which is its estimated fair value as of June 30, 2021.

Restructuring and other charges
The energy industry’s focus on capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the third quarter of 2019, we announced a cost reduction plan primarily focused on workforce reductions. During the three months ended June 30, 2021, we released an unused portion of previously expensed restructuring charges of $0.4 million and during the three months ended June 30, 2020, we incurred restructuring and other charges of $3.1 million associated with these activities.

Interest expense
The increase in interest expense during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to a higher average balance of long-term debt. During the three months ended June 30, 2021 and 2020, the average daily outstanding borrowings of long-term debt were $586.8 million and $497.9 million, respectively.

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

Other (income) expense, net
The change in other expense, net, was primarily due to foreign currency gains of $0.1 million during the three months ended June 30, 2021 compared to foreign currency gains of $1.6 million during the three months ended June 30, 2020. The decrease in gains was primarily due to the impact of the devaluation on the Argentine Peso during the current year period. Foreign currency gains included translation gains of $2.3 million and $2.1 million during the three months ended June 30, 2021 and 2020, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. During the three months ended June 30, 2021, we recognized losses on foreign currency exchange contracts of $1.1 million. The change in other expense, net, also included an increase of $2.9 million in interest income in the current year period.

Income Taxes
(dollars in thousands)

	Three Months Ended June 30,
	2021	2020	Change	% Change
Provision for income taxes	$8,836	$3,895	$4,941	127%
Effective tax rate	(33.7)%	(25.3)%	(8.4)%	33%

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate of (33.7)% for the three months ended June 30, 2021: (i) a (5.7)% negative impact resulting from unrecognized tax benefits under FASB’s Interpretation No. 48 of Financial Accounting Standard 109 (“FIN 48”), (ii) a (10.9)% negative impact resulting from foreign currency devaluations in Argentina, (iii) a (19.6)% negative impact resulting from foreign taxes in excess of the U.S. tax rate and other rate drivers, (iv) an (11.6)% negative impact resulting from deemed inclusions in the U.S. and (v) a (4.1)% negative impact resulting from an addition of valuation allowances against U.S. deferred tax assets.

Discontinued Operations
(dollars in thousands)

	Three Months Ended June 30,
	2021	2020	Change	% Change
Loss from discontinued operations, net of tax	$(156)	$(12,604)	$12,448	(99)%

Loss from discontinued operations, net of tax, includes our Belleli EPC business and our U.S. compression fabrication business.

Loss from discontinued operations, net of tax, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 decreased due to a $12.4 million decrease in loss from U.S. compression. The decrease in loss in U.S. compression business was primarily driven by the decrease in activity for the business, and $6.5 million impairment recorded during the three months ended June 30, 2020. For further details on our discontinued operations, see Note 3 to the Financial Statements.

The Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Contract Operations
(dollars in thousands)

	Six Months Ended June 30,
	2021	2020	Change	% Change
Revenue	$168,512	$172,733	$(4,221)	(2)%
Cost of sales (excluding depreciation and amortization expense)	51,108	55,206	(4,098)	(7)%
Adjusted gross margin	$117,404	$117,527	$(123)	—%
Adjusted gross margin percentage (1)	70%	68%	2%	3%
___________________
(1)Defined as adjusted gross margin divided by revenue.

The decrease in revenue during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to approximately $17.2 million in contract stops, $3.8 million impact of devaluation on the Argentine Peso during the current year period and $10.0 million from the sale of equipment pursuant to a purchase option exercised by a customer during the prior year period. These revenue decreases were partially offset by an increase of $5.9 million due to the start-up of a project that was not operating in the prior year period, and an increase of $19.9 million primarily driven by an increase of deferred revenue recognized resulting from a change in the remaining term of a contract in the third quarter of 2020 and the early termination of a contract in the current year period. Adjusted gross margin decreased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to the revenue changes explained above. The change in the remaining terms of the contracts noted above resulted in additional costs during the six months ended June 30, 2021 in the form of depreciation expense, which is excluded from adjusted gross margin. Adjusted gross margin percentage during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 increased primarily due to reduced operating expenses relative to the prior year and the increase in deferred revenue recognized resulting from the change in the remaining terms of the contracts noted above.

Aftermarket Services
(dollars in thousands)

	Six Months Ended June 30,
	2021	2020	Change	% Change
Revenue	$54,521	$52,902	$1,619	3%
Cost of sales (excluding depreciation and amortization expense)	43,434	40,201	3,233	8%
Adjusted gross margin	$11,087	$12,701	$(1,614)	(13)%
Adjusted gross margin percentage	20%	24%	(4)%	(17)%

The increase in revenue during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to an increase in part sales in the Asia Pacific region, partially offset by a decrease in operation and maintenance services. Adjusted gross margin and adjusted gross margin percentage during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 decreased primarily due to the product mix with part sales historically having lower margins than other areas of our aftermarket services business.

Product Sales
(dollars in thousands)

	Six Months Ended June 30,
	2021	2020	Change	% Change
Revenue	$59,330	$66,216	$(6,886)	(10)%
Cost of sales (excluding depreciation and amortization expense)	52,682	71,318	(18,636)	(26)%
Adjusted gross margin	$6,648	$(5,102)	$11,750	(230)%
Adjusted gross margin percentage	11%	(8)%	19%	(238)%

The decrease in revenue during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to decreases of $25.4 million and $5.8 million in compression revenue and water solutions revenue, partially offset by an increase of $23.3 million in processing and treating equipment revenue. The decrease in compression revenue was due to a decrease in revenue in the Middle East and Africa region in the current year period and the completion of projects in the Asia Pacific region during the first quarter of 2021. The changes in both water solutions and processing and treating equipment revenue were due to projects in the Middle East and Africa region. Adjusted gross margin increased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to higher expenses on a specific project in the prior year period. Adjusted gross margin percentage increased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to the higher expenses discussed above during the prior year period and a shift in product mix during the current year period.

Costs and Expenses
(dollars in thousands)

	Six Months Ended June 30,
	2021	2020	Change	% Change
Selling, general and administrative	$66,261	$65,090	$1,171	2%
Depreciation and amortization	88,208	64,257	23,951	37%
Impairment	7,959	—	7,959	N/A
Restructuring and other charges	254	3,312	(3,058)	(92)%
Interest expense	20,321	19,591	730	4%
Gain on extinguishment of debt	—	(2,644)	2,644	(100)%
Other (income) expense, net	(98)	(2,347)	2,249	(96)%

Selling, general and administrative
SG&A expense increased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to increases in compensation and network related expenses in the current year period, partially offset by a decrease in allowance for doubtful accounts recorded during the prior year period primarily due to the expected impact of COVID-19 on our customers. SG&A expense as a percentage of revenue was 23% and 22% during the six months ended June 30, 2021 and 2020, respectively.

Depreciation and amortization
Depreciation and amortization expense during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 increased primarily due to approximately $17.9 million of additional depreciation expense recognized in the current year period on two contract operations projects due to changes in the remaining terms of a contract during the third quarter of 2020 and the early termination of a contract in the current year period, and approximately $4.0 million in depreciation for equipment on a contract operations project that was not operating in the prior year period. Additionally, in the first quarter of 2021, we evaluated the salvage values of our property, plant and equipment. As a result of this evaluation, we changed the salvage values for our compression equipment to a maximum salvage value of 5% from 15%. During the six months ended June 30, 2021, we recorded an increase to depreciation expense of approximately $2.1 million as a result of this change in salvage value. The estimated increase in depreciation expense during 2021 will be approximately $5 million.

Impairment
During the six months ended June 30, 2021, we determined that there was no visibility to continuing a contract with a customer in the Latin America region. This contract included installation costs, deferred start-up costs and demobilization costs that were previously capitalized where it is highly unlikely we will generate future cash flows. As a result, we recorded an $8.0 million asset impairment to reduce the book value of these assets to zero, which is its estimated fair value as of June 30, 2021.

Restructuring and other charges
The energy industry’s focus on capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the third quarter of 2019, we announced a cost reduction plan primarily focused on workforce reductions. We incurred restructuring and other charges associated with these activities of $0.3 million and $3.3 million during the six months ended June 30, 2021 and 2020, respectively.

Interest expense
The increase in interest expense during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to a higher average balance of long-term debt. During the six months ended June 30, 2021 and 2020, the average daily outstanding borrowings of long-term debt were $582.6 million and $493.2 million, respectively.

Extinguishment of debt
During the second quarter of 2020, we purchased and retired $19.0 million principal amount of the 2017 Notes for $16.3 million including $0.2 million of accrued interest. During the six months ended June 30, 2020 we recognized a gain on extinguishment of debt of $2.6 million, which was calculated as the difference between the repurchase price and the carrying amount of the 2017 Notes, partially offset by $0.2 million in related deferred financing costs.

Other (income) expense, net
The change in other expense, net, was primarily due to foreign currency losses of $5.0 million during the six months ended June 30, 2021 compared to foreign currency gains of $0.3 million during the six months ended June 30, 2020. The increase in losses was primarily due to the impact of devaluation on the Argentine Peso during the current year period. Foreign currency losses and gains included translation gains of $0.8 million and $3.2 million during the six months ended June 30, 2021 and 2020, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. During the six months ended June 30, 2021, we recognized losses on foreign currency exchange contracts of $2.0 million. The change in other expense, net, also included an increase of $4.9 million in interest income in the current year period.

Income Taxes
(dollars in thousands)

	Six Months Ended June 30,
	2021	2020	Change	% Change
Provision for income taxes	$16,292	$13,225	$3,067	23%
Effective tax rate	(34.1)%	(59.8)%	25.7%	(43)%

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate of (34.1)% for the six months ended June 30, 2021: (i) an (11.5)% negative impact resulting from foreign currency devaluations in Argentina, (ii) a (19.9)% negative impact resulting from foreign taxes in excess of the U.S. tax rate and other rate drivers, (iii) a (12.0)% negative impact resulting from deemed inclusions in the U.S. and (iv) a (6.6)% negative impact resulting from an addition of valuation allowances against U.S. deferred tax assets.

Discontinued Operations
(dollars in thousands)

	Six Months Ended June 30,
	2021	2020	Change	% Change
Loss from discontinued operations, net of tax	$(1,029)	$(14,835)	$13,806	(93)%

Loss from discontinued operations, net of tax, includes our Belleli EPC business and our U.S. compression fabrication business.

Loss from discontinued operations, net of tax, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 decreased due to a $14.0 million decrease in loss from U.S. compression. The decrease in loss in U.S. compression business was primarily driven by the decrease in activity for the business, and $6.5 million impairment recorded during the six months ended June 30, 2020. For further details on our discontinued operations, see Note 3 to the Financial Statements.

Liquidity and Capital Resources

Our unrestricted cash balance was $45.5 million at June 30, 2021 compared to $40.3 million at December 31, 2020. Working capital increased to $164.1 million at June 30, 2021 from $154.7 million at December 31, 2020. The increase in working capital was primarily due to decreases in accounts payable, contract liabilities and current liabilities associated with discontinued operations, and an increase in accounts receivables, partially offset by an increase in accrued liabilities and a decrease in inventory. The decrease in accounts payable was largely caused by the timing of purchases and payments to suppliers during the current year period. The decrease in contract liabilities was primarily driven by the progression of product sales projects and the timing of milestones billings in the Middle East and Africa region. The decrease in current liabilities associated with discontinued operations was driven by the decrease in activities in our U.S. compression fabrication business. The increase in accrued liabilities was due to progression of product sales projects in the Middle East and Africa region and acceleration of demobilization obligations on two separate contracts due to a change in the terms in the Latin America region. The increase in accounts receivables was due to timing of milestones billings in the Middle East and Africa region. The decrease in inventory was primarily driven by the progression of product sales activity.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) continuing operations:
Operating activities	$11,023	$22,591
Investing activities	(11,626)	(40,160)
Financing activities	11,475	41,339
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(136)	(666)
Discontinued operations	(7,993)	(12,755)
Net change in cash, cash equivalents and restricted cash	$2,743	$10,349

Operating Activities.  The decrease in net cash provided by operating activities during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily attributable to lower working capital, partially offset by improved adjusted gross margin for our product sales segment. Working capital changes during the six months ended June 30, 2021 included an increase of $5.5 million in accounts receivable and notes, a decrease of $2.3 million in inventory, an increase of $13.0 million in contract assets and contract liabilities, net, and a decrease of $11.4 million in accounts payable and accrued liabilities. Working capital changes during the six months ended June 30, 2020 included a decrease of $23.4 million in contract assets and contract liabilities, net, an increase of $19.7 million in accounts receivable and notes and a decrease of $28.9 million in accounts payable and accrued liabilities.
Investing Activities.  The decrease in net cash used in investing activities during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily attributable to a $27.9 million decrease in capital expenditures. The decrease in capital expenditures was primarily driven by the timing of awards and growth in capital expenditures for new contract operations projects.

Financing Activities.  The decrease in net cash provided by financing activities during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily attributable to a decrease in net borrowings of $31.7 million on our long-term debt.

Discontinued Operations.  The decrease in net cash used in discontinued operations during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily attributable to working capital changes related to our U.S. compression fabrication business.

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

During the six months ended June 30, 2021 and 2020, the average daily borrowings of long-term debt were $582.6 million and $493.2 million, respectively. The weighted average annual interest rate on outstanding borrowings under our revolving credit facility at June 30, 2021 and 2020 was 3.1% and 2.2%, respectively. LIBOR and certain other “benchmarks” have been subject of national, international and other regulatory guidance and proposals for reform. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On March 5, 2021, the FCA announced that USD LIBOR will no longer be published after June 30, 2023. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. Central banks and regulators in a number of major jurisdictions (for example, U.S., United Kingdom, European Union, Switzerland, and Japan) have convened working groups to find and implement the transition to suitable replacement benchmarks. The Alternative Reference Rates Committee, a steering committee consisting of large U.S. financial institutions convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended replacing LIBOR with the Secured Overnight Financing Rate (“SOFR”), an index supported by short-term Treasury repurchase agreements. We are continuing to evaluate and monitor financial and non-financial impacts and risks that may result when LIBOR rates are no longer published.

As of June 30, 2021, we had $28.0 million in outstanding letters of credit under our revolving credit facility, and taking into account guarantees through outstanding letters of credit, we had undrawn capacity of $395.0 million under our revolving credit facility. Our Amended Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Amended Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $147.8 million of the $395.0 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of June 30, 2021.

We have agreements with financial institutions under which approximately $59.4 million of letters of credit or bank guarantees were outstanding as of June 30, 2021. These are put in place in certain situations to guarantee our performance obligations under contracts with counterparties.

The Amended Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Amended Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Amended Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Amended Credit Agreement) of 2.75 to 1.00. As of June 30, 2021, we maintained a 5.7 to 1.0 interest coverage ratio, a 3.6 to 1.0 total leverage ratio and a 1.4 to 1.0 senior secured leverage ratio. As of June 30, 2021, we were in compliance with all financial covenants under the Amended Credit Agreement.

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued the 8.125% senior unsecured notes due 2025 (the “2017 Notes”), which consisted of $375.0 million aggregate principal amount of the senior unsecured notes which have $350.0 million outstanding as of June 30, 2021. We guarantee the 2017 Notes on a senior unsecured basis. We may redeem the 2017 Notes at any time in cash, in whole or part, at certain redemption prices, including the applicable make-whole premium plus accrued and unpaid interest, if any, to the date of redemption.

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

Unrestricted Cash. Of our $45.5 million unrestricted cash balance at June 30, 2021, $44.9 million was held by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to foreign withholding taxes. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S., the available borrowing capacity under our revolving credit facility and the repayment of intercompany liabilities from our non-U.S. subsidiaries will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

Share Repurchase Program. On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the six months ended June 30, 2021 and 2020, we did not repurchase any shares under this program. As of June 30, 2021, the remaining authorized repurchase amount under the share repurchase program was $57.7 million.

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

Supplemental Guarantor Financial Information

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. (together, the “Issuers”) issued the 2017 Notes, which consisted of $375.0 million aggregate principal amount senior unsecured notes which have $350.0 million outstanding as of June 30, 2021. The 2017 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Exterran Corporation (“Parent”). The 2017 Notes and Parent’s guarantee are:
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

Six Months Ended June 30, 2021
Summarized Statement of Operations:
Revenues(1)	$40,714
Cost of sales(1)	27,206
Loss from continuing operations	(123,068)
Net loss	(123,659)

(1)Includes $0.1 million of revenue for intercompany sales from the Obligated Group the Non-Guarantor Subsidiaries during the six months ended June 30, 2021.

	June 30, 2021	December 31, 2020
Summarized Balance Sheet:
ASSETS
Intercompany receivables due from non-guarantors	$201,127	$206,267
Total current assets	331,588	334,675
Total long-term assets	204,370	230,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Intercompany payables due to non-guarantors	$364,070	$362,221
Total current liabilities	435,046	439,707
Long-term liabilities	625,600	613,994

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

The following table reconciles our net loss to EBITDA, as adjusted (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(35,214)	$(31,889)	$(65,087)	$(50,193)
Loss from discontinued operations, net of tax	156	12,604	1,029	14,835
Depreciation and amortization	45,709	32,306	88,208	64,257
Impairment	7,959	—	7,959	—
Restructuring and other charges	(370)	3,105	254	3,312
Interest expense	10,357	9,638	20,321	19,591
Gain on extinguishment of debt	—	(2,644)	—	(2,644)
Gain on currency exchange rate remeasurement of intercompany balances	(2,321)	(2,077)	(810)	(3,198)
Provision for income taxes	8,836	3,895	16,292	13,225
EBITDA, as adjusted	$35,112	$24,938	$68,166	$59,185

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with changes in foreign currency exchange rates due to our significant international operations. While the majority of our revenue contracts are denominated in, or indexed to, the U.S. dollar, certain contracts or portions of certain contracts, most notably within our contract operations segment, are exposed to foreign currency fluctuations. Approximately 75% of revenues in our contract operations segment are denominated in the U.S. dollar. The currencies for which we have our largest exchange rate exposures are related to changes in the Argentine Peso and the Brazilian Real. During the six months ended June 30, 2021, the Argentine Peso depreciated by approximately 12% and the Brazilian Real appreciated by approximately 5%. The impact of foreign currency risk on income for these contracts is generally mitigated by matching costs with revenues in the same currency.

Additionally, the net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded foreign currency losses of $5.0 million and foreign currency gains of $0.3 million in our statements of operations during the six months ended June 30, 2021 and 2020, respectively. Our foreign currency losses and gains are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Foreign currency losses and gains included translation gains of $0.8 million and $3.2 million during the six months ended June 30, 2021 and 2020, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. During the six months ended June 30, 2021, we entered into forward currency exchange contracts to mitigate exposures in U.S. dollars related to the Argentine Peso. As a result of entering into these contracts, we recognized losses of $2.0 million during the six months ended June 30, 2021. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

As of June 30, 2021, we do not have any derivative financial instruments outstanding to mitigate foreign currency risk. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency exchange rates that could potentially impact our future earnings and forecasted cash flows.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

For further details on the current legal proceedings, see Note 14 to the Financial Statements.

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table summarizes our repurchases of equity securities during the three months ended June 30, 2021:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares yet to be Purchased Under the Publicly Announced Plans or Programs (2)
April 1, 2021 - April 30, 2021	—	$—	—	$57,726,011
May 1, 2021 - May 31, 2021	—	—	—	57,726,011
June 1, 2021 - June 30, 2021	—	—	—	57,726,011
Total	—	$—	—	$57,726,011
____________________
(1)     There were no shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.
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

Exterran Corporation

Date: August 9, 2021	By:	/s/ DAVID A. BARTA
David A. Barta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)