Form 10-Q
period 2021-09-30
Exterran Corp
filed 2021-11-03
CIK 1635881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM		TO
Commission File No. 001-36875
EXTERRAN CORPORATION
(Exact name of registrant as specified in its charter)
Delaware		47-3282259
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
11000 Equity Drive
Houston Texas		77041
(Address of principal executive offices)		(Zip Code)

(281) 836-7000
(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)	Not Applicable
Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	EXTN	New York Stock Exchange

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

Number of shares of the common stock of the registrant outstanding as of October 27, 2021: 33,303,552 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXTERRAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$57,520	$40,318
Restricted cash	2,460	3,410
Accounts receivable, net of allowance of $10,307, and $10,803, respectively	179,594	198,028
Inventory (Note 4)	104,020	109,837
Contract assets (Note 2)	65,710	32,642
Other current assets	18,346	19,810
Current assets associated with discontinued operations (Note 3)	21,713	25,325
Total current assets	449,363	429,370
Property, plant and equipment, net (Note 5)	631,413	733,222
Long-term contract assets (Note 2)	18,169	33,563
Operating lease right-of-use assets	22,150	25,428
Deferred income taxes	7,949	8,866
Intangible and other assets, net	72,387	71,436
Long-term assets associated with discontinued operations (Note 3)	1,687	1,606
Total assets	$1,203,118	$1,303,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$60,303	$60,078
Accrued liabilities	123,254	94,404
Contract liabilities (Note 2)	92,493	100,123
Current operating lease liabilities	5,454	6,340
Current liabilities associated with discontinued operations (Note 3)	3,422	13,707
Total current liabilities	284,926	274,652
Long-term debt (Note 6)	572,547	562,325
Deferred income taxes	2,275	1,014
Long-term contract liabilities (Note 2)	56,763	80,499
Long-term operating lease liabilities	26,966	29,868
Other long-term liabilities	43,454	57,159
Long-term liabilities associated with discontinued operations (Note 3)	1,007	2,142
Total liabilities	987,938	1,007,659
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 38,041,255 and 37,804,206 shares issued, respectively	380	378
Additional paid-in capital	752,772	750,506
Accumulated deficit	(499,919)	(418,529)
Treasury stock — 4,737,703 and 4,665,560 common shares, at cost, respectively	(57,742)	(57,431)
Accumulated other comprehensive income	19,689	20,908
Total stockholders’ equity (Note 11)	215,180	295,832
Total liabilities and stockholders’ equity	$1,203,118	$1,303,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues (Note 2):
Contract operations	$83,362	$81,679	$251,874	$254,412
Aftermarket services	24,633	30,435	79,154	83,337
Product sales	53,304	57,397	112,634	123,613
	161,299	169,511	443,662	461,362
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	27,790	24,548	78,898	79,754
Aftermarket services	19,379	23,135	62,813	63,336
Product sales	46,755	54,263	99,437	125,581
Selling, general and administrative	34,938	29,959	101,199	95,049
Depreciation and amortization	43,889	36,630	132,097	100,887
Impairment (Note 8)	—	1,695	7,959	1,695
Restructuring and other charges (Note 9)	(62)	238	192	3,550
Interest expense	10,479	9,623	30,800	29,214
Gain on extinguishment of debt (Note 6)	—	(780)	—	(3,424)
Other (income) expense, net	(1,074)	1,178	(1,172)	(1,169)
	182,094	180,489	512,223	494,473
Loss before income taxes	(20,795)	(10,978)	(68,561)	(33,111)
Provision for (benefit from) for income taxes (Note 10)	(5,187)	5,745	11,105	18,970
Loss from continuing operations	(15,608)	(16,723)	(79,666)	(52,081)
Loss from discontinued operations, net of tax (Note 3)	(695)	(998)	(1,724)	(15,833)
Net loss	$(16,303)	$(17,721)	$(81,390)	$(67,914)

Basic and diluted net loss per common share (Note 13):
Loss from continuing operations per common share	$(0.47)	$(0.51)	$(2.41)	$(1.59)
Loss from discontinued operations per common share	(0.02)	(0.03)	(0.05)	(0.48)
Net loss per common share	$(0.49)	$(0.54)	$(2.46)	$(2.07)

Weighted average common shares outstanding used in net loss per common share (Note 13):
Basic and diluted	33,068	32,806	33,024	32,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(16,303)	$(17,721)	$(81,390)	$(67,914)
Other comprehensive loss:
Foreign currency translation adjustment	(2,021)	(2,080)	(1,219)	(16,866)
Comprehensive loss	$(18,324)	$(19,801)	$(82,609)	$(84,780)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

					Accumulated
		'Additional			Other
		Paid-in	Accumulated		Comprehensive
	Common Stock	Capital	Deficit	Treasury Stock	Income	Total
Balance, January 1, 2020	$375	$747,622	$(317,238)	$(56,567)	$35,346	$409,538
Net loss			(18,304)			(18,304)
Foreign currency translation adjustment					(11,056)	(11,056)
Treasury stock purchased				(835)		(835)
Stock-based compensation, net of forfeitures	2	283				285
Balance, March 31, 2020	$377	$747,905	$(335,542)	$(57,402)	$24,290	$379,628
Net loss			(31,889)			(31,889)
Foreign currency translation adjustment					(3,730)	(3,730)
Treasury stock purchased				(10)		(10)
Stock-based compensation, net of forfeitures	1	1,120				1,121
Balance, June 30, 2020	$378	$749,025	$(367,431)	$(57,412)	$20,560	$345,120
Net loss			(17,721)			(17,721)
Foreign currency translation adjustment					(2,080)	(2,080)
Treasury stock purchased				(12)		(12)
Stock-based compensation, net of forfeitures		669				669
Balance, September 30, 2020	$378	$749,694	$(385,152)	$(57,424)	$18,480	$325,976

Balance, January 1, 2021	$378	$750,506	$(418,529)	$(57,431)	$20,908	$295,832
Net loss			(29,873)			(29,873)
Foreign currency translation adjustment					(2,417)	(2,417)
Treasury stock purchased				(310)		(310)
Stock-based compensation, net of forfeitures	2	1,471				1,473
Balance, March 31, 2021	$380	$751,977	$(448,402)	$(57,741)	$18,491	$264,705
Net loss			(35,214)			(35,214)
Foreign currency translation adjustment					3,219	3,219
Stock-based compensation, net of forfeitures		431				431
Balance, June 30, 2021	$380	$752,408	$(483,616)	$(57,741)	$21,710	$233,141
Net loss			(16,303)			(16,303)
Foreign currency translation adjustment					(2,021)	(2,021)
Treasury stock purchased				(1)		(1)
Stock-based compensation, net of forfeitures	-	364				364
Balance, September 30, 2021	$380	$752,772	$(499,919)	$(57,742)	$19,689	$215,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(81,390)	$(67,914)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	132,097	100,887
Impairment	7,959	1,695
Amortization of deferred financing costs	1,991	1,871
Loss from discontinued operations, net of tax	1,724	15,833
Provision for doubtful accounts	825	4,449
Gain on sale of property, plant and equipment	(738)	(269)
(Gain) loss on remeasurement of intercompany balances	810	(3,822)
(Gain) loss on foreign currency derivatives	2,030	(27)
Gain on extinguishment of debt	—	(3,424)
Stock-based compensation expense	2,268	2,075
Deferred income tax expense	48	2,779
Changes in assets and liabilities:
Accounts receivable and notes	17,301	(10,777)
Inventory	5,682	3,695
Contract assets and contract liabilities, net	(60,969)	(18,230)
Other current assets	986	5,271
Accounts payable and other liabilities	7,230	(13,517)
Other	1,378	5,097
Net cash provided by continuing operations	39,232	25,672
Net cash used in discontinued operations	(9,614)	(19,884)
Net cash provided by operating activities	29,618	5,788

Cash flows from investing activities:
Capital expenditures	(23,585)	(65,852)
Proceeds from sale of property, plant and equipment	844	240
Net cash used in continuing operations	(22,741)	(65,612)
Net cash used in discontinued operations	—	(882)
Net cash used in investing activities	(22,741)	(66,494)

Cash flows from financing activities:
Proceeds from borrowings of debt	164,400	305,000
Repayments of debt	(154,292)	(229,560)
Purchases of treasury stock (Note 11)	(311)	(857)
Net cash provided by financing activities	9,797	74,583

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(422)	(750)
Net increase in cash, cash equivalents and restricted cash	16,252	13,127
Cash, cash equivalents and restricted cash at beginning of period	43,728	16,702
Cash, cash equivalents and restricted cash at end of period	$59,980	$29,829

Supplemental disclosure of non-cash transactions:
Accrued capital expenditures	$11,047	$2,529

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

Note 2 - Revenue

Disaggregation of Revenue

The following tables present disaggregated revenue by products and services lines and by geographical regions for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by Products and Services	2021	2020	2021	2020
Contract Operations Segment:
Contract operations services (1)	$83,362	$81,679	$251,874	$254,412

Aftermarket Services Segment:
Operation and maintenance services (1)	$11,655	$12,966	$36,171	$38,184
Part sales (2)	10,680	11,490	33,000	31,999
Other services (1)	2,298	5,979	9,983	13,154
Total aftermarket services	$24,633	$30,435	$79,154	$83,337

Product Sales Segment:
Compression equipment (1) (3)	$5,795	$40,300	$13,767	$73,654
Processing and treating equipment (1)	41,825	14,220	85,715	34,836
Other product sales (1) (2)	5,684	2,877	13,152	15,123
Total product sales revenues	$53,304	$57,397	$112,634	$123,613

Total revenues	$161,299	$169,511	$443,662	$461,362

(1)
Revenue recognized over time.
(2)
Revenue recognized at a point in time.
(3)
Compression equipment includes sales to customers outside of the U.S. The compression fabrication business for sales to U.S. customers that was previously included in our product sales segment is now included in discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by Geographical Regions	2021	2020	2021	2020
North America	$2,099	$13,364	$11,524	$31,694
Latin America	68,507	60,302	197,717	195,451
Middle East and Africa	81,034	69,682	200,192	177,768
Asia Pacific	9,659	26,163	34,229	56,449
Total revenues	$161,299	$169,511	$443,662	$461,362

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

The following table summarizes the expected timing of revenue recognition from unsatisfied performance obligations (commonly referred to as backlog) as of September 30, 2021 (in thousands):

	Contract Operations	Product Sales
	Segment	Segment
Remainder of 2021	$79,586	$76,553
2022	247,050	195,242
2023	251,867	59,787
2024	230,749	16,045
2025	209,521	17,557
Thereafter	414,537	—
Total backlog	$1,433,310	$365,184

Certain of our aftermarket services contracts are subject to cancellation or modification at the election of the customer.

If the primary component of our contract operations contracts is the lease component, the contracts are accounted for as operating leases. For these contracts, revenues are recognized on a straight-line basis. As of September 30, 2021, the total value of our contracts operations backlog accounted for as operating leases was approximately $504.2 million, of which $10 million is expected to be recognized in the remainder of 2021, $44 million is expected to be recognized in 2022, $104 million is expected to be recognized in 2023, $94 million is expected to be recognized in 2024 and $79 million is expected to be recognized in 2025. Contract operations revenue recognized as operating leases for the nine months ended September 30, 2021 was approximately $27 million. Our product sales backlog includes contracts where there is a significant financing component. As of September 30, 2021, we had approximately $43 million expected to be recognized in future periods as interest income within our product sales segment.

Contract Assets and Contract Liabilities

The following table provides information about accounts receivables, net, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivables, net	$179,594	$198,028
Contract assets and contract liabilities:
Current contract assets	65,710	32,642
Long-term contract assets	18,169	33,563
Current contract liabilities	92,493	100,123
Long-term contract liabilities	56,763	80,499

During the nine months ended September 30, 2021, revenue recognized from contract operations services included $52.0 million of revenue deferred in previous periods. Revenue recognized during the nine months ended September 30, 2021 from product sales performance obligations partially satisfied in previous periods was $87.8 million, of which $27.7 million was included in billings in excess of costs at the beginning of the period. The increase in current contract assets during the nine months ended September 30, 2021 is primarily due to the timing of milestone billings in the Middle East and Africa region. The decrease in long-term contract assets during the nine months ended September 30, 2021 was primarily due to the timing of milestones billings in the Middle East and Africa region. The decrease in current contract liabilities during the nine months ended September 30, 2021 was primarily driven by the progression of product sales projects and the timing of milestones billings in the Middle East and Africa region. The decrease in long-term contract liabilities during the nine months ended

September 30, 2021 was primarily driven by the acceleration of deferred revenue on two separate contracts due to a change in the terms in the Latin America region.

Allowance for Doubtful Accounts

The Company estimates its reserves using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of accounts receivables, contract assets and long-term note receivables. The Company’s customer base has generally similar collectability risk characteristics, although larger customers may have lower risk than smaller independent customers. The allowance for doubtful accounts as of September 30, 2021 and changes for the nine months then ended are as follows (in thousands):

Balance at December 31, 2020	$10,803
Write-offs during the period	(496)
Balance at September 30, 2021	$10,307

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

In addition, in connection with our review of options for the U.S. compression fabrication business, we reviewed the assets in this business compared to our estimate of future cash flows and recorded impairments of $6.5 million during the nine months ended September 30, 2020 to adjust the carrying value to our estimate of fair market value.

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

The following table summarizes the operating results of discontinued operations (in thousands):

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Belleli EPC	US Compression	Total	Belleli EPC	US Compression	Total
Revenue	$—	$2,944	$2,944	$1,100	$27,434	$28,534
Cost of sales (excluding depreciation and amortization expense)	—	3,324	3,324	84	25,371	25,455
Selling, general and administrative	234	—	234	(70)	1,387	1,317
Depreciation and amortization	—	—	—	—	443	443
Restructuring and other charges	—	305	305	—	2,336	2,336
Other (income) expense, net	3	—	3	(52)	—	(52)
Provision for (benefit from) income taxes	(227)	—	(227)	33	—	33
Income (loss) from discontinued operations, net of tax	$(10)	$(685)	$(695)	$1,105	$(2,103)	$(998)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Belleli EPC	US Compression	Total	Belleli EPC	US Compression	Total
Revenue	$—	$2,997	$2,997	$1,224	$117,565	$118,789
Cost of sales (excluding depreciation and amortization expense)	55	3,496	3,551	268	109,316	109,584
Selling, general and administrative	478	413	891	144	8,743	8,887
Depreciation and amortization	—	—	—	—	1,767	1,767
Impairments	—	—	—	—	6,512	6,512
Restructuring and other charges	—	305	305	—	7,889	7,889
Other (income) expense, net	37	59	96	(3)	—	(3)
Provision for (benefit from) income taxes	(122)	—	(122)	(14)	—	(14)
Income (loss) from discontinued operations, net of tax	$(448)	$(1,276)	$(1,724)	$829	$(16,662)	$(15,833)

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	September 30, 2021			December 31, 2020
	Belleli EPC	US Compression	Total	Belleli EPC	US Compression	Total
Accounts receivable	$268	$3,065	$3,333	$268	$3,171	$3,439
Inventory	—	17,964	17,964	—	21,107	21,107
Contract assets	—	234	234	—	458	458
Other current assets	182	—	182	213	108	321
Total current assets associated with discontinued operations	450	21,263	21,713	481	24,844	25,325
Property, Plant, and Equipment	—	—	—	—	—	—
Intangible and other assets, net	1,687	—	1,687	1,606	—	1,606
Total assets associated with discontinued operations	$2,137	$21,263	$23,400	$2,087	$24,844	$26,931

Accounts payable	$35	$173	$208	$139	$5,093	$5,232
Accrued liabilities	2,750	244	2,994	2,939	5,037	7,976
Contract liabilities	197	23	220	197	302	499
Total current liabilities associated with discontinued operations	2,982	440	3,422	3,275	10,432	13,707
Other long-term liabilities	722	285	1,007	765	1,377	2,142
Total liabilities associated with discontinued operations	$3,704	$725	$4,429	$4,040	$11,809	$15,849

Note 4 - Inventory

Inventory consisted of the following amounts (in thousands):

	September 30, 2021	December 31, 2020
Parts and supplies	$61,699	$65,576
Work in progress	39,150	41,020
Finished goods	3,171	3,241
Inventory	$104,020	$109,837

Note 5 - Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Compression equipment, processing facilities and other fleet assets(1)	$1,519,537	$1,562,528
Land and buildings	51,151	50,908
Transportation and shop equipment	54,065	54,763
Computer software	63,394	54,486
Other	40,372	40,305
	1,728,519	1,762,990
Accumulated depreciation	(1,097,106)	(1,029,768)
Property, plant and equipment, net	$631,413	$733,222

(1)
In the first quarter of 2021, we evaluated the salvage values of our property, plant and equipment. As a result of this evaluation, we changed the salvage values for our compression equipment to a maximum salvage value of 5% from 15%. During the three and nine months ended September 30, 2021, we recorded an increase to depreciation expense of approximately $1.0 million and $3.1 million, respectively as a result of this change in salvage value.

Note 6 - Debt

Debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Revolving credit facility due October 2023	$226,000	$216,500
8.125% senior notes due May 2025	350,000	350,000
Other	608	—
Unamortized deferred financing costs of 8.125% senior notes	(3,453)	(4,175)
Total debt	573,155	562,325
Less: Amounts within one year(1)	(608)	—
Long-term debt	$572,547	$562,325

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

As of September 30, 2021, we had $226.0 million in outstanding borrowings and $53.4 million in outstanding letters of credit under our revolving credit facility. At September 30, 2021, taking into account guarantees through letters of credit, we had undrawn capacity of $370.6 million under our revolving credit facility. Our Amended Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Amended Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $143.3 million of the $370.6 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of September 30, 2021.

The Amended Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Amended Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Amended Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Amended Credit Agreement) of 2.75 to 1.00. As of September 30, 2021, we maintained a 6.3 to 1.0 interest coverage ratio, a 3.6 to 1.0 total leverage ratio and a 1.4 to 1.0 senior secured leverage ratio. As of September 30, 2021, we were in compliance with all financial covenants under the Amended Credit Agreement.

8.125% Senior Notes Due May 2025

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued $375.0 million aggregate principal amount of 8.125% senior unsecured notes due 2025 (the “2017 Notes”) which have $350.0 million outstanding as of September 30, 2021. We guarantee the 2017 Notes on a senior unsecured basis. We may redeem the 2017 Notes at any time in cash, in whole or part, at certain redemption prices, including the applicable make-whole premium plus accrued and unpaid interest, if any, to the date of redemption.

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

Recurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, with pricing levels as of the date of valuation (in thousands):

	September 30, 2021			December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Foreign currency derivatives liabilities	$—	$—	$—	$—	$—	$(247)

We are exposed to market risks associated with changes in foreign currency exchange rates, including foreign currency exchange rate changes recorded on intercompany obligations. From time to time, we may enter into foreign currency hedges to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on our balance sheets including intercompany activity. During the nine months ended September 30, 2021, we recognized a loss of $2.0 million, on forward currency exchange contracts. As of September 30, 2021, we do not have derivative financial instruments outstanding to mitigate foreign currency risk.

Nonrecurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2021 and 2020, with pricing levels as of the date of valuation (in thousands):

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets (1)	$—	$—	$—	$—	$—	$—
Long-term note receivable (2)	—	—	12,481	—	—	11,165

(1)
Our estimate of the fair value of the impaired long-lived assets as of September 30, 2021, were primarily based on the expectation that these assets are unlikely to generate future cash flows either through continuation of this contract or through proceeds from the sale of the assets and thus they were written down to zero.

(2)
Our estimate of the fair value of a note receivable was discounted based on a settlement period of eight years and a discount rate of 12.5%. The undiscounted value of the note receivable, including interest, as of September 30, 2021 was $15.7 million.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables and debt. At September 30, 2021 and December 31, 2020, the estimated fair values of cash, restricted cash, receivables and payables approximated their carrying amounts as reflected in our balance sheets due to the short-term nature of these financial instruments.

The fair value of the 2017 Notes was estimated based on model derived calculations using market yields observed in active markets, which are Level 2 inputs. As of September 30, 2021 and December 31, 2020, the carrying amount of the 2017 Notes, excluding unamortized deferred financing costs, of $350.0 million was estimated to have a fair value of $334.8 million and $297.0 million, respectively. Due to the variable rate nature of our revolving credit facility, the carrying value as of September 30, 2021 and December 31, 2020 approximated the fair value as the rate was comparable to the then-current market rate at which debt with similar terms could have been obtained.

Note 8 - Impairments

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, indicate that the carrying amount of an asset may not be recoverable.

During the three months ended September 30, 2021, there were no events, or changes in circumstances to indicate that the carrying amount of an asset may not be recoverable. During the second quarter of the nine months ended September 30, 2021, we determined that there was no visibility to continuing a contract with a customer in the Latin America region. This contract included installation costs, deferred start-up costs and demobilization costs that were previously capitalized where it is highly unlikely we will generate future cash flows. As a result, during the nine months ended September 30, 2021, we recorded an $8.0 million asset impairment to reduce the book value of these assets to zero, which is its estimated fair value as of September 30, 2021.

Note 9 - Restructuring and Other Charges

The energy industry’s focus on cash flow, capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the third quarter of 2019, we announced a cost reduction plan primarily focused on workforce reductions. During the three months ended September 30, 2021, we released an unused portion of previously expensed restructuring charges of $0.1 million and during the three months ended September 30, 2020, we incurred restructuring and other charges associated with these activities of $0.2 million. During the nine months ended September 30, 2021 and 2020, we incurred restructuring and other charges associated with these activities of $0.2 million and $3.6 million, respectively. These charges are reflected as restructuring and other charges in our statements of operations and accrued liabilities on our balance sheets. The cost reduction plan is expected to be completed in the fourth quarter of 2021 and we expect to settle these charges in cash.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the nine months ended September 30, 2021 and 2020 (in thousands):

Cost
Reduction Plan
Beginning balance at January 1, 2020	$2,281
Additions for costs expensed, net	3,550
Reductions for payments	(3,791)
Foreign exchange impact	(393)
Ending balance at September 30, 2020	$1,647

Beginning balance at January 1, 2021	$1,351
Additions for costs expensed, net	192
Reductions for payments	(1,428)
Foreign exchange impact	74
Ending balance at September 30, 2021	$189

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee termination benefits	$(62)	$238	$121	$986
Legal fees	—	—	71	2,564
Consulting fees	—	—	—	—
Total restructuring and other charges	$(62)	$238	$192	$3,550

The following table summarizes the components of charges included in restructuring and other charges incurred since the announcement of the cost reduction plan in the third quarter of 2019 (in thousands):

Total
Employee termination benefits	$6,365
Legal fees	71
Consulting fees	3,205
Total restructuring and other charges	$9,641

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate of 24.9% for the three months ended September 30, 2021: (i) a 16.2% positive impact resulting from foreign currency devaluations in Argentina, (ii) a (4.3)% negative impact resulting from foreign taxes in excess of the U.S. tax rate and other rate drivers, (iii) a 4.3% positive impact resulting from deemed inclusions in the U.S. and (iv) a (9.8)% negative impact resulting from an addition of valuation allowances against U.S. deferred tax assets.

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate of (16.2)% for the nine months ended September 30, 2021: (i) a (3.1)% negative impact resulting from foreign currency devaluations in Argentina, (ii) a (15.2)% negative impact resulting from foreign taxes in excess of the U.S. tax rate and other rate drivers, (iii) a (7.1)% negative impact resulting from deemed inclusions in the U.S. and (iv) a (7.5)% negative impact resulting from an addition of valuation allowances against U.S. deferred tax assets.

Our effective tax rate increased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an increase in valuation allowances recorded in the U.S., an increase in foreign taxes in excess of the U.S. tax rate, an increase in deemed inclusions in the U.S., a decrease in the FIN 48 reserve and a decrease in tax related to foreign exchange movement in Argentina.

Note 11 - Stockholders’ Equity

Share Repurchase Program

On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the nine months ended September 30, 2021 and 2020, we did not repurchase any shares under this program. As of September 30, 2021, the remaining authorized repurchase amount under the share repurchase program was $57.7 million.

Additionally, treasury stock purchased during the nine months ended September 30, 2021 and 2020 included shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards.

Note 12 - Stock-Based Compensation

Stock Options

There were no stock options granted during the nine months ended September 30, 2021 and 2020.

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

The table below presents the changes in restricted stock, restricted stock units and performance units for our common stock during the nine months ended September 30, 2021.

	Equity Awards		Liability Awards
		Weighted Average		Weighted Average
	Shares	Grant-Date Fair	Shares	Grant-Date Fair
	(in thousands)	Value Per Share	(in thousands)	Value Per Share
Non-vested awards, January 1, 2021	320	$16.02	1,198	$9.35
Granted	227	4.76	1,446	4.84
Vested	(294)	12.85	(371)	14.02
Cancelled	(11)	17.42	(55)	6.25
Non-vested awards, September 30, 2021	242	9.25	2,218	5.71

As of September 30, 2021, we estimate $6.6 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance units issued to our employees to be recognized over the weighted-average vesting period of 1.2 years.

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

The following table presents a reconciliation of basic and diluted net loss per common share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator for basic and diluted net loss per common share:
Loss from continuing operations	$(15,608)	$(16,723)	$(79,666)	$(52,081)
Loss from discontinued operations, net of tax	(695)	(998)	(1,724)	(15,833)
Less: Net income attributable to participating securities	—	—	—	—
Net loss — used in basic and diluted net loss per common share	$(16,303)	$(17,721)	$(81,390)	$(67,914)

Weighted average common shares outstanding including participating securities	33,417	33,152	33,328	33,147
Less: Weighted average participating securities outstanding	(349)	(346)	(304)	(405)
Weighted average common shares outstanding — used in basic net loss per common share	33,068	32,806	33,024	32,742
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	*	*	*
Weighted average common shares outstanding — used in diluted net loss per common share	33,068	32,806	33,024	32,742

Net loss per common share:
Basic and diluted	$(0.49)	$(0.54)	$(2.46)	$(2.07)

* Excluded from diluted net income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable for the three and nine months ended September 30, 2021 and 2020 that were excluded from computing diluted net loss per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value	—	30	—	39
Net dilutive potential common shares issuable	—	30	—	39

Note 14 - Commitments and Contingencies

Contingencies

We have agreements with financial institutions under which approximately $53.4 million of letters of credit or bank guarantees were outstanding as of September 30, 2021. These are put in place in certain situations to guarantee our performance obligations under contracts with counterparties.

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2021 and December 31, 2020, we had accrued $1.5 million and $3.5 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

Litigation and Claims

On December 19, 2020, we initiated arbitration in the International Court of Arbitration of the International Chamber of Commerce (“ICC”) against Iberoamericana de Hidrocarburos, S.A. De C.V. (“IHSA”) to collect approximately $38 million owed to us under three agreements, plus future lost profits, interest, attorneys’ fees, and other damages as allowed under the contracts and/or Mexican law. The three agreements relate to contract operation services provided to IHSA by Exterran. After we stopped providing services due to IHSA’s nonpayment, on December 29, 2020, IHSA filed a lawsuit in the 129th Judicial District Court of Harris County, Texas, for tortious interference with a contract and prospective business relationships, claiming damages for lost profits, lost production, loss of equipment, loss of business opportunity, damage to business reputation and attorneys’ fees. On March 2, 2021, after we moved IHSA’s lawsuit to the United States District Court for the Southern District of Texas, IHSA voluntarily dismissed the lawsuit. On May 11, 2021, IHSA again filed a similar claim in the 164th Judicial District Court of Harris County, Texas, for tortious interference with a contract and prospective business relationships, seeking damages in excess of $1 million. We moved IHSA’s lawsuit to the United States District Court for the Southern District of Texas, where it is currently pending. The court granted Exterran’s motion to compel arbitration and stayed the lawsuit. On April 27, 2021, IHSA answered Exterran’s request for arbitration before the ICC and included a counterclaim for approximately $27 million allegedly resulting from breach of contract, operational deficiencies, lost production, and lost profit. On September 13, 2021, IHSA served Exterran with a lawsuit filed with a court in Mexico seeking approximately $4.5 million for allegedly missing or damaged equipment. In addition, IHSA has orally threatened to draw certain bonds totaling approximately $12 million under one of the contracts for contract operation services. Based on currently available information we believe IHSA’s claims are without merit; however, IHSA’s claim are in the early stages and the results cannot be predicted with certainty.

On July 5, 2021, Inesco Ingenieria & Construccion, S.A. (“Inesco”) filed a Demand for Arbitration in the ICC against Exterran Bolivia S.R.L. claiming it is owed approximately $13 million for certain goods and services allegedly provided to Exterran, delay damages, and increased expenses. Based on currently available information we believe Inesco’s claims are without merit; however, the results cannot be predicted with certainty.

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

The following table presents revenue and other financial information by reportable segment for the three and nine months ended September 30, 2021 and 2020 (in thousands):

				Reportable
	Contract	Aftermarket		Segments
Three Months Ended September 30,	Operations	Services	Product sales (2)	Total
2021
Revenue	$83,362	$24,633	$53,304	$161,299
Adjusted gross margin(1)	55,572	5,254	6,549	67,375

2020
Revenue	$81,679	$30,435	$57,397	$169,511
Adjusted gross margin(1)	57,131	7,300	3,134	67,565

				Reportable
	Contract	Aftermarket		Segments
Nine Months Ended September 30,	Operations	Services	Product sales (2)	Total
2021
Revenue	$251,874	$79,154	$112,634	$443,662
Adjusted gross margin(1)	172,976	16,341	13,197	202,514

2020
Revenue	$254,412	$83,337	$123,613	$461,362
Adjusted gross margin(1)	174,658	20,001	(1,968)	192,691

(1)
Adjusted gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense).
(2)
The U.S. compression fabrication business that was previously included in our product sales segment is now included in discontinued operations.

The following table reconciles total gross margin to total adjusted gross margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$161,299	$169,511	$443,662	$461,362
Cost of sales (excluding depreciation and amortization expenses)	93,924	101,946	241,148	268,671
Depreciation and amortization (1)	42,008	35,182	126,861	96,489
Total gross margin	25,367	32,383	75,653	96,202
Depreciation and amortization (1)	42,008	35,182	126,861	96,489
Total adjusted gross margin	$67,375	$67,565	$202,514	$192,691

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
•
risks associated with natural disasters, pandemics and other public health crisis and other catastrophic events outside our control, including the impact of, and the response to, the ongoing COVID-19 pandemic;
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
•
risks associated with our operations, such as equipment defects, equipment malfunctions and environmental discharges;
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
•
liability related to the use of our products, solutions and services;
•
changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures; and
•
risks associated with our level of indebtedness, inflation and our ability to fund our business.

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

Beginning in 2019, there has been a shift in the industry that was exacerbated by the COVID-19 pandemic. The COVID-19 pandemic created a demand shock to the system that further exacerbated the supply demand imbalance that was already taking place. In response, exploration and production producers and midstream providers have shifted their focus from growth to one emphasizing cash flow and returns. This has caused a significant reduction in their capital spending plans in order to drive incremental cash flow and has put constraints on the amount of new projects that customers sanction. We believe this is likely to continue to persist throughout the remainder of 2021, particularly in the U.S. While the exact timing of the rebalancing of supply and demand remains uncertain, macro indicators (including favorable commodity prices) suggest this is beginning to improve, and the number of opportunities available to us is also increasing.

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

Aggregate booking activity levels for our product sales segment in North America and international markets during the nine months ended September 30, 2021 were $12.5 million, which represents a decrease of 97% compared to the nine months ended September 30, 2020. The decrease in bookings was primarily driven by the impact of energy industry conditions and the COVID-19 pandemic. During the first quarter of 2020, we recorded a large processing plant booking in the Middle East. Fluctuations in the size and timing of customers’ requests for bid proposals and awards of new contracts tend to create variability in booking activity levels from period to period.

Historically, oil, natural gas and natural gas liquids prices and the level of drilling and exploration activity in North America have been volatile. The Henry Hub spot price for natural gas was $5.94 per MMBtu at September 30, 2021, which was 152% and 258% higher than the prices at December 31, 2020 and September 30, 2020, respectively, and the U.S. natural gas liquid composite price was $8.44 per MMBtu for the month of September 2021, which was 47% and 78% higher than the prices for the month of December 2020 and September 2020, respectively. In addition, the West Texas Intermediate crude oil spot price as of September 30, 2021 was 52% and 83% higher than the price at December 31, 2020 and at September 30, 2020, respectively. Volatility in demand for energy and in commodity prices as well as an industry trend towards disciplined capital spending and improving returns have caused timing uncertainties in demand for our products recently. These uncertainties have caused delays in the timing of new equipment orders and lower bookings in our product sales segment. Booking activity levels for our product sales segment in North America during the nine months ended September 30, 2021 were $5.6 million, up from $1.3 million in nine months ended September 30, 2020.

Longer-term fundamentals in our international markets partially depend on international oil and gas infrastructure projects, many of which are based on the longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based more on longer-term fundamentals that may be less tied to near term commodity prices than our North American customers. We believe the demand for our products, solutions and services in international markets will continue, and we expect to have opportunities to grow our international businesses. Booking activity levels for our product sales segment in international markets during the nine months ended September 30, 2021 were $6.9 million, down from $449.2 million in the nine months ended September 30, 2020.

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

The Company took proactive steps earlier in the first quarter of 2020 to enable and verify the ability to ensure the safety of our employees while still carrying on the majority of business functions. These steps included:

•
Establishing a daily global operating process to identify, monitor and discuss impacts to our business whether originating from governmental actions or as a direct result of employee illness;
•
Investing in additional IT capabilities to enable employees to work remotely;
•
Closing operations where and until assessments were completed to ensure we could operate in a safe manner; and
•
Reestablishing operations once safety mechanisms were in place. This included the acquisition of additional personal protective equipment and establishing screening and other workplace processes.

To date our actions in response to the pandemic and the primary impacts on our business are summarized below:

•
As most of our operations are considered essential by local government authorities, our service operations that are provided under long-term contracts have to a large extent continued to operate under substantially normal conditions;
•
We are following local governmental guidance for viral spread mitigation, including having many of our employees who would traditionally work in an office work from home;
•
We have put in place additional health and safety measures to protect our employees, customers and other parties who are working at our operating sites;

•
Although early in 2020 we recorded significant new product sales bookings, more recently we have seen a decrease in purchasing activity from our customers which we believe is due to both the work at home mitigation measures our customers are also taking and uncertainty in commodity prices, causing us to lower our expectations for additional new bookings in the near term;
•
Given travel restrictions and other mitigation efforts, certain of our employees were not able to travel to work assignments, therefore although we have taken additional steps to be able to continue to provide services required by our customers, some services were delayed until mitigation measures were eased;
•
As our operations have been impacted by lower product sale bookings in 2019 and 2020, we started cost reduction efforts even prior to the current pandemic and have continued our efforts to optimize our cost structure to align with the expected demand in our business including making work force reductions;
•
We are continuing to have discussions with customers at their request to reduce their costs by collaborating with them on how we can manage costs and/or optimize the projects performance to potentially improve our and their results;
•
We evaluated our accounts receivable and given the current energy environment and expected impact to the financials of our customers, we increased our reserve for uncollectible accounts by $4.8 million during the year ended December 31, 2020;
•
Given COVID-19’s impact on demand for energy and decreased commodity prices which impact our customer’s capital spending, during the three months ended March 31, 2020, we tested our long-term assets for impairment and concluded that no impairment was indicated;
•
As many of our suppliers increased delivery times including as a result of disruptions, we are working with customers on revising expected due-dates for delivery, and have pushed out the timing of our recognition of revenue and adjusted gross margin on certain projects as a result of these and other delays caused by the pandemic; and
•
We have participated in certain COVID-19 tax incentive programs in certain jurisdictions in which we operate. These primarily allowed a delay in filing and/or paying of taxes for short periods of time. In the U.S., we filed a request for refund and received a $4.9 million Alternative Minimum Tax refund in 2020, which was earlier than originally scheduled due to the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We have not participated in any government sponsored loan programs under the CARES Act.

We are unable to predict the impact that COVID-19 and the governmental and third party response to the COVID-19 pandemic and its variant strains will have on our long-term financial position and operating results due to numerous uncertainties. The long-term impact of the pandemic on our customers and the global economy will depend on various factors, including the scope, severity and duration of the pandemic. A prolonged economic downturn or recession resulting from the pandemic could adversely affect many of our customers which could, in turn, adversely impact our business, financial condition and results of operations. We will continue to assess the evolving impact of the COVID-19 pandemic; whether due to the spread of any variants of the virus or otherwise; and intend to make adjustments to its responses accordingly.

Operating Highlights

The following table summarizes our contract operations and product sales backlog (in thousands):

	September 30, 2021	December 31, 2021	September 30, 2020
Contract Operations Backlog:
Contract operations services	$1,433,310	$1,100,929	$1,208,139

Product Sales Backlog:
Compression equipment(1)	6,291	10,218	18,165
Processing and treating equipment	334,406	425,292	447,109
Other product sales	24,487	29,835	31,380
Total product sales backlog	$365,184	$465,345	$496,654

(1)
Compression equipment includes sales to customers outside of the U.S. The compression fabrication business for sales to U.S. customers, that was previously included in our product sales segment, is now included in discontinued operations.

Summary of Results

As discussed in Note 3 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Belleli EPC business and our U.S. compression fabrication business. Those results are reflected in discontinued operations for all periods presented.

Revenue.

Revenue during the three months ended September 30, 2021 and 2020 was $161.3 million and $169.5 million, respectively. The decrease in revenue during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was due to decreases in revenue in the aftermarket services and product sales segments, partially offset by an increase in the contract operations segment. The increase in our contract operations segment was primarily due to an increase in the acceleration of deferred revenue due to a contract change in Latin America, partially offset by a decrease in the Asia Pacific region due to contract stops. The decrease in aftermarket services revenue was primarily due to decreases in revenue in the Asia Pacific region related to part sales. The decrease in our product sales segment was primarily due to decreases in compression revenue, partially offset by increases in processing and treating revenue.

Revenue during the nine months ended September 30, 2021 and 2020 was $443.7 million and $461.4 million, respectively. The decrease in revenue during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to decreases in revenue in all three segments. The decrease in our contract operations segment was primarily due to a decrease in revenue in the Latin America region, partially offset by an increase in revenue in the Middle East and Africa region. The overall decrease in contract operations revenue was due to contract stops, the sale of equipment pursuant to a purchase option exercised by a customer during the prior year period, partially offset by the acceleration of deferred revenue on two separate contracts due to a change in the terms. The decrease in our product sales segment was primarily due to decreases in compression and water revenue partially offset by increases in processing and treating revenue. The decrease in aftermarket services revenue was primarily due to decreases in revenue related to operation and maintenance and overhaul services partially offset by increases in part sales.

Net loss.

We generated a net loss of $16.3 million and $17.7 million during the three months ended September 30, 2021 and 2020, respectively. The decrease in net loss during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to decreases in income taxes, impairment expense and restructuring expense and increases in adjusted gross margin for our product sales segment and in other income. This was partially offset by increases in depreciation and amortization expense, selling, general and administrative ("SG&A") expense and interest expense and decreases in adjusted gross margin for our contract operations and aftermarket services segments and a decrease in the gain on extinguishment of debt.

We generated a net loss of $81.4 million and $67.9 million during the nine months ended September 30, 2021 and 2020, respectively. The increase in net loss during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to increases in depreciation and amortization expense, SG&A expense and interest expense, an $8.0 million impairment recognized in the current year period, a decrease in adjusted gross margin of our aftermarket service and contract operations segments and a decrease in gain on extinguishment of debt. This was partially offset by a decrease in loss from discontinued operations, net of tax, an increase in adjusted gross margin for our product sales segment and a decrease in income taxes and restructuring expense. Net loss during the nine months ended September 30, 2021 included loss from discontinued operations, net of tax, of $1.7 million and net loss during the nine months ended September 30, 2020 included loss from discontinued operations, net of tax, of $15.8 million due to our U.S. compression fabrication business activity.

EBITDA, as adjusted.

Our EBITDA, as adjusted, was $35.1 million and $35.8 million during the three months ended September 30, 2021 and 2020, respectively. EBITDA, as adjusted, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 decreased primarily due to an increase in SG&A expense and decreases in adjusted gross margin for our contract operations and aftermarket segments, partially offset by an increase in adjusted gross margin for our product sales segment.

Our EBITDA, as adjusted, was $103.3 million and $95.0 million during the nine months ended September 30, 2021 and 2020, respectively. EBITDA, as adjusted, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 increased primarily due to an increase in adjusted gross margin for our product sales segment, partially offset by a decrease in adjusted gross margin for our contract operations and aftermarket service segments and an increase in SG&A expense.

EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net loss, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures” included elsewhere in this Quarterly Report.

The Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Contract Operations

(dollars in thousands)

	Three Months Ended
	September 30,
	2021	2020	Change	% Change
Revenue	$83,362	$81,679	$1,683	2%
Cost of sales (excluding depreciation and amortization expense)	27,790	24,548	3,242	13%
Adjusted gross margin	$55,572	$57,131	$(1,559)	(3)%
Adjusted gross margin percentage (1)	67%	70%	(3)%	(4)%

(1)
Defined as adjusted gross margin divided by revenue.

The increase in revenue during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to an increase of $3.1 million due to the start-up of a project that was not operating in the prior year period and an increase of $5.2 million primarily driven by the acceleration of deferred revenue recognized resulting from a change in the remaining term of a contract in the third quarter of 2020. These revenue increases were partially offset by decreases of approximately $4.2 million due to contract stops primarily in the Middle East and Africa region and $1.5 million impact of devaluation on the Argentine Peso during the current year period. Adjusted gross margin decreased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to repairs and maintenance incurred in the Latin America region. The change in the remaining term of the contract noted above resulted in additional costs during the three months ended September 30, 2021 in the form of depreciation expense, which is excluded from adjusted gross margin. Adjusted gross margin percentage during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 decreased primarily due to an increase in operating expenditures in the current year period as explained above, partially offset by the increase in deferred revenue recognized resulting from the change in the remaining terms of the contracts noted above.

Aftermarket Services

(dollars in thousands)

	Three Months Ended
	September 30,
	2021	2020	Change	% Change
Revenue	$24,633	$30,435	$(5,802)	(19)%
Cost of sales (excluding depreciation and amortization expense)	19,379	23,135	(3,756)	(16)%
Adjusted gross margin	$5,254	$7,300	$(2,046)	(28)%
Adjusted gross margin percentage	21%	24%	(3)%	-13%

The decrease in revenue during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to a decrease in part sales in the Asia Pacific region and a decrease in overhaul services in the Middle East and Africa region. Adjusted gross margin during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 decreased primarily due to the revenue decreases explained above. Adjusted gross margin percentage during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 decreased primarily due to the product mix.

Product Sales

(dollars in thousands)

	Three Months Ended
	September 30,
	2021	2020	Change	% Change
Revenue	$53,304	$57,397	$(4,093)	(7)%
Cost of sales (excluding depreciation and amortization expense)	46,755	54,263	(7,508)	(14)%
Adjusted gross margin	$6,549	$3,134	$3,415	109%
Adjusted gross margin percentage	12%	5%	7%	140%

The decrease in revenue during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to a decrease of $30.9 million in compression revenue mainly in the Middle East and Africa and in the Asia Pacific regions due to the completion of projects prior to the current quarter. This was partially offset by increases of $27.6 million in processing and treating revenue. The increase in processing and treating revenue was due to an increase of $37.5 million for a project in the Middle East and Africa region, partially offset by a decrease of $9.9 million in the North America region due to a decrease in activity. Adjusted gross margin increased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to higher expenses on a specific project in the prior year period. Adjusted gross margin percentage increased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to the higher expenses discussed above during the prior year period and a shift in product mix during the current year period.

Costs and Expenses

(dollars in thousands)

	Three Months Ended
	September 30,
	2021	2020	Change	% Change
Selling, general and administrative	$34,938	$29,959	$4,979	17%
Depreciation and amortization	43,889	36,630	7,259	20%
Impairment	—	1,695	(1,695)	(100)%
Restructuring and other charges	(62)	238	(300)	(126)%
Interest expense	10,479	9,623	856	9%
Gain on extinguishment of debt	—	(780)	780	(100)%
Other (income) expense, net	(1,074)	1,178	(2,252)	(191)%

Selling, general and administrative

SG&A expense increased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to increases in compensation, legal expenses and network related expenses in the current year period. SG&A expense as a percentage of revenue was 22% and 18% during the three months ended September 30, 2021 and 2020, respectively.

Depreciation and amortization

Depreciation and amortization expense during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 increased primarily due to approximately $5.7 million of additional depreciation expense recognized in the current year period on a contract operations project due to changes in the remaining terms of a contract during the third quarter of the prior year and approximately $2.2 million in depreciation for equipment on a contract operations project that was not operating in the prior year. This was partially offset by a decrease of $1.7 million in the Middle East and Africa region for a project that ended. Additionally, in the first quarter of 2021, we evaluated the salvage values of our property, plant and equipment. As a result of this evaluation, we changed the salvage values for our compression equipment to a maximum salvage value of 5% from 15%. During the three months ended September 30, 2021, we recorded an increase to depreciation expense of approximately $1.0 million as a result of this change in salvage value.

Impairment

During the third quarter of 2020, we impaired certain assets due to the termination of a contract operations project where it was not cost effective to move the assets and attempt to utilize them with a different customer. As a result, we removed these assets from the fleet and recorded an impairment of $1.7 million during the three months ended September 30, 2020.

Restructuring and other charges

The energy industry’s focus on capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the third quarter of 2019, we announced a cost reduction plan primarily focused on workforce reductions. During the three months ended September 30, 2021, we released an unused portion of previously expensed restructuring charges of $0.1 million and during the three months ended September 30, 2020, we incurred restructuring and other charges of $0.2 million associated with these activities.

Interest expense

The increase in interest expense during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to a higher average balance of long-term debt. During the three months ended September 30, 2021 and 2020, the average daily outstanding borrowings of long-term debt were $575.8 million and $503.4 million, respectively.

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

Other (income) expense, net

The change in other (income) expense, net, was primarily due to an increase in interest income of $3.5 million in the current year period. This was partially offset by foreign currency losses of $3.2 million during the three months ended September 30, 2021 compared to foreign currency losses of $2.3 million during the three months ended September 30, 2020. Foreign currency losses included translation losses of $1.6 million and gains of $0.6 million during the three months ended September 30, 2021 and 2020, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations.

Income Taxes

(dollars in thousands)

	Three Months Ended
	September 30,
	2021	2020	Change
Provision for (benefit from) income taxes	$(5,187)	$5,745	$(10,932)	(190)%
Effective tax rate	24.9%	(52.3)%	77.2%	(148)%

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate of 24.9% for the three months ended September 30, 2021: (i) a 16.2% positive impact resulting from foreign currency devaluations in Argentina, (ii) a (4.3)% negative impact resulting from foreign taxes in excess of the U.S. tax rate and other rate drivers, (iii) a 4.3% positive impact resulting from deemed inclusions in the U.S. and (iv) a (9.8)% negative impact resulting from an addition of valuation allowances against U.S. deferred tax assets.

Discontinued Operations

(dollars in thousands)

	Three Months Ended
	September 30,
	2021	2020	Change	% Change
Loss from discontinued operations, net of tax	$(695)	$(998)	$303	(30)%

Loss from discontinued operations, net of tax, includes our Belleli EPC business and our U.S. compression fabrication business.

Loss from discontinued operations, net of tax, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was flat overall, however there was a $1.4 million decrease in loss for U.S. compression and a $1.1 million increase in loss for Belleli EPC. For further details on our discontinued operations, see Note 3 to the Financial Statements.

The Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Contract Operations

(dollars in thousands)

	Nine Months Ended
	September 30,
	2021	2020	Change	% Change
Revenue	$251,874	$254,412	$(2,538)	(1)%
Cost of sales (excluding depreciation and amortization expense)	78,898	79,754	(856)	(1)%
Adjusted gross margin	$172,976	$174,658	$(1,682)	(1)%
Adjusted gross margin percentage (1)	69%	69%	0%	0%

___________________

(1)
Defined as adjusted gross margin divided by revenue.

The decrease in revenue during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to approximately $21.5 million in contract stops, $5.3 million impact of devaluation on the Argentine Peso during the current year period and $10.0 million from the sale of equipment pursuant to a purchase option exercised by a customer during the prior year period. These revenue decreases were partially offset by an increase of $9.0 million due to the start-up of a project that was not operating in the prior year period, and an increase of $25.1 million primarily driven by an increase of deferred revenue recognized resulting from a change in the remaining term of a contract in the third quarter of 2020 and the early termination of a contract in the current year period. Adjusted gross margin decreased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to the revenue changes explained above. The change in the remaining terms of the contracts noted above resulted in additional costs during the nine months ended September 30, 2021 in the form of depreciation expense, which is excluded from adjusted gross margin. Adjusted gross margin percentage during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 remained flat.

Aftermarket Services

(dollars in thousands)

	Nine Months Ended
	September 30,
	2021	2020	Change	% Change
Revenue	$79,154	$83,337	$(4,183)	(5)%
Cost of sales (excluding depreciation and amortization expense)	62,813	63,336	(523)	(1)%
Adjusted gross margin	$16,341	$20,001	$(3,660)	(18)%
Adjusted gross margin percentage	21%	24%	(3)%	-13%

The decrease in revenue during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to a decrease in operation and maintenance and overhaul services in the Middle East and Africa region, partially offset by an increase in part sales in the Asia Pacific region. Adjusted gross margin and adjusted gross margin percentage during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 decreased primarily due to the product mix with part sales historically having lower margins than other areas of our aftermarket services business.

Product Sales

(dollars in thousands)

	Nine Months Ended
	September 30,
	2021	2020	Change	% Change
Revenue	$112,634	$123,613	$(10,979)	(9)%
Cost of sales (excluding depreciation and amortization expense)	99,437	125,581	(26,144)	(21)%
Adjusted gross margin	$13,197	$(1,968)	$15,165	(771)%
Adjusted gross margin percentage	12%	(2)%	14%	(700)%

The decrease in revenue during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to decreases of $54.9 million and $9.0 million in compression revenue and water solutions revenue, respectively, partially offset by an increase of $50.9 million in processing and treating equipment revenue. The decrease in compression revenue was mainly due to a decrease in revenue in the Middle East and Africa region in the current year period and the completion of projects in the Asia Pacific region during the first quarter of 2021. The decrease in water solutions revenue was due to projects in the Middle East and Africa region. The increase in processing and treating equipment revenue were due to projects in the Middle East and Africa region partially offset by a decrease in the North America region due to less activity. Adjusted gross margin increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to higher expenses on a specific project in the prior year period. Adjusted gross margin percentage increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to the higher expenses discussed above during the prior year period and a shift in product mix during the current year period.

Costs and Expenses

(dollars in thousands)

	Nine Months Ended
	September 30,
	2021	2020	Change	% Change
Selling, general and administrative	$101,199	$95,049	$6,150	6%
Depreciation and amortization	132,097	100,887	31,210	31%
Impairment	7,959	1,695	6,264	370%
Restructuring and other charges	192	3,550	(3,358)	(95)%
Interest expense	30,800	29,214	1,586	5%
Gain on extinguishment of debt	—	(3,424)	3,424	(100)%
Other (income) expense, net	(1,172)	(1,169)	(3)	—

Selling, general and administrative

SG&A expense increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to increases in compensation, legal and network related expenses in the current year period, partially offset by a decrease in allowance for doubtful accounts recorded during the prior year period primarily due to the expected impact of COVID-19 on our customers. SG&A expense as a percentage of revenue was 23% and 21% during the nine months ended September 30, 2021 and 2020, respectively.

Depreciation and amortization

Depreciation and amortization expense during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 increased primarily due to approximately $23.6 million of additional depreciation expense recognized in the current year period on two contract operations projects due to changes in the remaining terms of a contract during the third quarter of 2020 and the early termination of a contract in the current year period, and approximately $6.2 million in depreciation for equipment on a contract operations project that was not operating in the prior year period. This was partially offset by a decrease of $1.7 million in the Middle East and Africa region for a project that ended. Additionally, in the first quarter of 2021, we evaluated the salvage values of our property, plant and equipment. As a result of this evaluation, we changed the salvage values for our compression equipment to a maximum salvage value of 5% from 15%. During the nine months ended September 30, 2021, we recorded an increase to depreciation expense of approximately $3.1 million as a result of this change in salvage value. The estimated increase in depreciation expense during 2021 will be approximately $5 million.

Impairment

During the nine months ended September 30, 2021, we determined that there was no visibility to continuing a contract with a customer in the Latin America region. This contract included installation costs, deferred start-up costs and demobilization costs that were previously capitalized where it is highly unlikely we will generate future cash flows. As a result, we recorded an $8.0 million asset impairment to reduce the book value of these assets to zero, which is its estimated fair value as of September 30, 2021.

Restructuring and other charges

The energy industry’s focus on capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the third quarter of 2019, we announced a cost reduction plan primarily focused on workforce reductions. We incurred restructuring and other charges associated with these activities of $0.2 million and $3.6 million during the nine months ended September 30, 2021 and 2020, respectively.

Interest expense

The increase in interest expense during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to a higher average balance of long-term debt. During the nine months ended September 30, 2021 and 2020, the average daily outstanding borrowings of long-term debt were $580.1 million and $496.7 million, respectively.

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

Other (income) expense, net

The change in other expense, net, was primarily due to an increase of $8.4 million in interest income in the current year period. This is almost fully offset by foreign currency losses $8.2 million during the nine months ended September 30, 2021 compared to foreign currency losses of $2.0 million during the nine months ended September 30, 2020 as well as an increase of $2.1 million in derivative losses in the current year period. Foreign currency losses included translation losses of $0.8 million and gains of $3.8 million during the nine months ended September 30, 2021 and 2020, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations.

Income Taxes

(dollars in thousands)

	Nine Months Ended
	September 30,
	2021	2020	Change	% Change
Provision for income taxes	$11,105	$18,970	$(7,865)	(41)%
Effective tax rate	(16.2)%	(57.3)%	41.1%	(72)%

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate of (16.2)% for the nine months ended September 30, 2021: (i) a (3.1)% negative impact resulting from foreign currency devaluations in Argentina, (ii) a (15.2)% negative impact resulting from foreign taxes in excess of the U.S. tax rate and other rate drivers, (iii) a (7.1)% negative impact resulting from deemed inclusions in the U.S. and (iv) a (7.5)% negative impact resulting from an addition of valuation allowances against U.S. deferred tax assets.

Discontinued Operations

(dollars in thousands)

	Nine Months Ended
	September 30,
	2021	2020	Change	% Change
Loss from discontinued operations, net of tax	$(1,724)	$(15,833)	$14,109	(89)%

Loss from discontinued operations, net of tax, includes our Belleli EPC business and our U.S. compression fabrication business.

Loss from discontinued operations, net of tax, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 decreased due to a $15.4 million decrease in loss from U.S. compression. The decrease in loss in U.S. compression business was primarily driven by the decrease in activity for the business, and $6.5 million impairment recorded during the nine months ended September 30, 2020. This was partially offset by a $1.3 million increase in loss from Belleli EPC. For further details on our discontinued operations, see Note 3 to the Financial Statements.

Liquidity and Capital Resources

Our unrestricted cash balance was $57.5 million at September 30, 2021 compared to $40.3 million at December 31, 2020. Working capital increased to $164.4 million at September 30, 2021 from $154.7 million at December 31, 2020. The increase in working capital was primarily due to decreases in contract liabilities and current liabilities associated with discontinued operations, and increases in cash and contract assets, partially offset by an increase in accrued liabilities and decreases in accounts receivable and inventory. The decrease in contract liabilities was primarily driven by the progression of product sales projects and the timing of milestones billings in the Middle East and Africa region. The decrease in current liabilities associated with discontinued operations was driven by the decrease in activities in our U.S. compression fabrication business. The increase in cash is explained below within the operating, investing and financing activities. The increase in contract assets is due to the timing of milestone billings in the Middle East and Africa region. The increase in accrued liabilities was primarily due to progression of product sales projects in the Middle East and Africa region. The decrease in accounts receivables was due to timing of collections primarily in the Middle East and Africa region. The decrease in inventory was primarily driven by the progression of product sales activity.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by (used in) continuing operations:
Operating activities	$39,232	$25,672
Investing activities	(22,741)	(65,612)
Financing activities	9,797	74,583
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(422)	(750)
Discontinued operations	(9,614)	(20,766)
Net change in cash, cash equivalents and restricted cash	$16,252	$13,127

Operating Activities. The increase in net cash provided by operating activities during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily attributable to improved working capital and improved adjusted gross margin for our product sales segment. Working capital changes during the nine months ended September 30, 2021 included an increase of $17.3 million in accounts receivable and notes, an increase of $5.7 million in inventory, a decrease of $61.0 million in contract assets and contract liabilities, net, and an increase of $7.2 million in accounts payable and accrued liabilities. Working capital changes during the nine months ended September 30, 2020 included a decrease of $18.2 million in contract assets and contract liabilities, net, a decrease of $10.8 million in accounts receivable and notes and a decrease of $13.5 million in accounts payable and accrued liabilities.

Investing Activities. The decrease in net cash used in investing activities during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily attributable to a $42.2 million decrease in capital expenditures. The decrease in capital expenditures was primarily driven by the timing of awards and growth in capital expenditures for new contract operations projects.

Financing Activities. The decrease in net cash provided by financing activities during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily attributable to a decrease in net borrowings of $65.3 million on our long-term debt.

Discontinued Operations. The decrease in net cash used in discontinued operations during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily attributable to working capital changes related to our U.S. compression fabrication business.

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

We generally invest funds necessary to manufacture contract operations fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. We currently plan to spend approximately $55 million to $65 million in capital expenditures during 2021, including (1) approximately $35 million to $45 million on contract operations growth capital expenditures based on contracts currently in our backlog and (2) approximately $20 million on equipment maintenance capital related to our contract operations business and other capital expenditures.

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

During the nine months ended September 30, 2021 and 2020, the average daily borrowings of long-term debt were $580.1 million and $496.7 million, respectively. The weighted average annual interest rate on outstanding borrowings under our revolving credit facility at September 30, 2021 and 2020 was 3.1% and 2.4%, respectively. LIBOR and certain other “benchmarks” have been subject of national, international and other regulatory guidance and proposals for reform. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”),

which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On March 5, 2021, the FCA announced that USD LIBOR will no longer be published after June 30, 2023. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. Central banks and regulators in a number of major jurisdictions (for example, U.S., United Kingdom, European Union, Switzerland, and Japan) have convened working groups to find and implement the transition to suitable replacement benchmarks. The Alternative Reference Rates Committee, a steering committee consisting of large U.S. financial institutions convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended replacing LIBOR with the Secured Overnight Financing Rate (“SOFR”), an index supported by short-term Treasury repurchase agreements. We are continuing to evaluate and monitor financial and non-financial impacts and risks that may result when LIBOR rates are no longer published.

As of September 30, 2021, we had $53.4 million in outstanding letters of credit under our revolving credit facility, and taking into account guarantees through outstanding letters of credit, we had undrawn capacity of $370.6 million under our revolving credit facility. Our Amended Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Amended Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $143.3 million of the $370.6 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of September 30, 2021.

We have agreements with financial institutions under which approximately $47.5 million of letters of credit or bank guarantees were outstanding as of September 30, 2021. These are put in place in certain situations to guarantee our performance obligations under contracts with counterparties.

The Amended Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Amended Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Amended Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Amended Credit Agreement) of 2.75 to 1.00. As of September 30, 2021, we maintained a 6.3 to 1.0 interest coverage ratio, a 3.6 to 1.0 total leverage ratio and a 1.4 to 1.0 senior secured leverage ratio. As of September 30, 2021, we were in compliance with all financial covenants under the Amended Credit Agreement.

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued the 8.125% senior unsecured notes due 2025 (the “2017 Notes”), which consisted of $375.0 million aggregate principal amount of the senior unsecured notes which have $350.0 million outstanding as of September 30, 2021. We guarantee the 2017 Notes on a senior unsecured basis. We may redeem the 2017 Notes at any time in cash, in whole or part, at certain redemption prices, including the applicable make-whole premium plus accrued and unpaid interest, if any, to the date of redemption.

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

Unrestricted Cash. Of our $57.5 million unrestricted cash balance at September 30, 2021, $56.2 million was held by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to foreign withholding taxes. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S., the available borrowing capacity under our revolving credit facility and the repayment of intercompany liabilities from our non-U.S. subsidiaries will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

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

Shares of common stock acquired through the repurchase program are held in treasury at cost. During the nine months ended September 30, 2021 and 2020, we did not repurchase any shares under this program. As of September 30, 2021, the remaining authorized repurchase amount under the share repurchase program was $57.7 million.

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

Supplemental Guarantor Financial Information

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. (together, the “Issuers”) issued the 2017 Notes, which consisted of $375.0 million aggregate principal amount senior unsecured notes which have $350.0 million outstanding as of September 30, 2021. The 2017 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Exterran Corporation (“Parent”). The 2017 Notes and Parent’s guarantee are:

•
Senior unsecured obligations of each of the Issuers and the Parent, as applicable;
•
Equal in right of payment with all of the existing and future senior unsecured indebtedness and senior unsecured guarantees of each of the Issuers and the Parent, as applicable;
•
Senior in right of payment to all subordinated indebtedness and subordinated guarantees of each of the Issuers and the Parent, as applicable;
•
Effectively junior in right of payment to all existing and future secured indebtedness and secured guarantees of each of the Issuers and the Parent, as applicable, to the extent of the value of the assets securing such indebtedness or guarantees; and
•
Structurally junior in right of payment to all existing and future indebtedness, guarantees and other liabilities (including trade payables) and any preferred equity of each of the Parent’s subsidiaries (other than the Issuers) that are not guarantors of the 2017 Notes.

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

September 30, 2021
Summarized Statement of Operations:
Revenues(1)	$69,139
Cost of sales(1)	46,016
Loss from continuing operations	(159,986)
Net loss	(161,262)

(1)
Includes $0.1 million of revenue for intercompany sales from the Obligated Group the Non-Guarantor Subsidiaries during the nine months ended September 30, 2021.

	September 30, 2021	December 31, 2020
Summarized Balance Sheet:
ASSETS
Intercompany receivables due from non-guarantors	$207,504	$206,267
Total current assets	333,536	334,675
Total long-term assets	198,174	230,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Intercompany payables due to non-guarantors	$361,832	$362,221
Total current liabilities	456,765	439,707
Long-term liabilities	623,399	613,994

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

The following table reconciles our net loss to EBITDA, as adjusted (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(16,303)	$(17,721)	$(81,390)	$(67,914)
Loss from discontinued operations, net of tax	695	998	1,724	15,833
Depreciation and amortization	43,889	36,630	132,097	100,887
Impairment	—	1,695	7,959	1,695
Restructuring and other charges	(62)	238	192	3,550
Interest expense	10,479	9,623	30,800	29,214
Gain on extinguishment of debt	—	(780)	—	(3,424)
(Gain) loss on currency exchange rate remeasurement of intercompany balances	1,620	(624)	810	(3,822)
Provision for (benefit from) income taxes	(5,187)	5,745	11,105	18,970
EBITDA, as adjusted	$35,131	$35,804	$103,297	$94,989

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with changes in foreign currency exchange rates due to our significant international operations. While the majority of our revenue contracts are denominated in, or indexed to, the U.S. dollar, certain contracts or portions of certain contracts, most notably within our contract operations segment, are exposed to foreign currency fluctuations. Approximately 60% of revenues in our contract operations segment are denominated in the U.S. dollar. The currencies for which we have our largest exchange rate exposures are related to changes in the Argentine Peso and the Brazilian Real. During the nine months ended September 30, 2021, the Argentine Peso depreciated by approximately 15% and the Brazilian Real depreciated by approximately 4%. The impact of foreign currency risk on income for these contracts is generally mitigated by matching costs with revenues in the same currency.

Additionally, the net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded foreign currency losses of $8.2 million and $2.0 million in our statements of operations during the nine months ended September 30, 2021 and 2020, respectively. Our foreign currency losses and gains are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Foreign currency losses and gains included translation losses of $0.8 million and gains of $3.8 million during the nine months ended September 30, 2021 and 2020, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. During the nine months ended September 30, 2021, we entered into forward currency exchange contracts to mitigate exposures in U.S. dollars related to the Argentine Peso. As a result of entering into these contracts, we recognized losses of $2.0 million during the nine months ended September 30, 2021. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

As of September 30, 2021, we do not have any derivative financial instruments outstanding to mitigate foreign currency risk. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency exchange rates that could potentially impact our future earnings and forecasted cash flows.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Not applicable.
(b)
Not applicable.
(c)
The following table summarizes our repurchases of equity securities during the three months ended September 30, 2021:

			Total Number of Shares	Approximate Dollar Value of Shares
	Total Number	Average	Purchased as Part of	yet to be Purchased Under the
	of Shares	Price Paid	Publicly Announced	Publicly Announced
Period	Repurchased(1)	Per Unit	Plans or Programs (2)	Plans or Programs (2)
July 1, 2021 - July 31, 2021	293	$4.21	—	$57,726,011
August 1, 2021 - August 31, 2021	—	—	—	57,726,011
September 1, 2021 - September 30, 2021	—	—	—	57,726,011
Total	293	$4.21	—	$57,726,011

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
22.1*	List of Guarantor Subsidiaries, incorporated by reference to Exhibit 22.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 1010).

________________________________

*
Filed herewith.
**
Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exterran Corporation
Date: November 3, 2021	By:	/s/ DAVID A. BARTA
David A. Barta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)