Form 10-K
period 2021-12-31
Exterran Corp
filed 2022-03-02
CIK 1635881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock of the registrant held by non-affiliates, based on the closing price on the New York Stock Exchange, as of June 30, 2021 was $114,047,686.

Number of shares of the common stock of the registrant outstanding as of February 15, 2022: 33,317,040 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2022 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, are incorporated by reference into Part III of this Form 10-K.

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations; the expected amount of our capital expenditures; anticipated cost savings, future revenue, adjusted gross margin and other financial or operational measures related to our business and our primary business segments; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof. The forward-looking statements also include assumptions about our proposed Merger with Enerflex (as described in greater detail in Item 1 below).

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include those described below, in Part I, Item 1A (“Risk Factors”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•
the potential impact of, and any potential developments related to, the proposed merger with Enerflex (defined below), including the risk that the conditions to the consummation of the Merger are not satisfied or waived, litigation challenging the Merger, the impact on our stock price, business, financial condition and results of operations if the Merger is not consummated, and the potential negative impact to our business and employee relationships due to the Merger;
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
•
changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures; and
•
risks associated with our level of indebtedness and our ability to fund our business.

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

Item 1. Business

Exterran Corporation (together with its subsidiaries, "Exterran", “Exterran Corporation,” the “Company,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a global systems and process company offering solutions in the oil, gas, water and power markets. We are a leader in natural gas processing and treatment and compression products, solutions, and services, providing critical midstream infrastructure solutions to customers throughout the world. Our manufacturing facilities are located in the United States of America (“U.S.”), Singapore and the United Arab Emirates.

Recent Development

On January 24, 2022, we entered into an agreement and plan of merger (the "Merger Agreement") with Enerflex US Holdings Inc. ("Enerflex US"), a Delaware corporation and a wholly owned subsidiary of Enerflex Ltd. ("Enerflex"), a Canadian corporation. The Merger Agreement provides, among other things, that subject to the satisfaction or waiver of conditions set forth therein and in accordance with the General Corporation Law of the State of Delaware, Enerflex US shall be merged with and into Exterran Corporation ("Merger"), resulting in the Company continuing as the surviving corporation in the merger and as a wholly owned subsidiary of Enerflex.

Under the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.01 per share, of the Company that is outstanding immediately prior, will be converted automatically into the right to receive 1.021 common shares of Enerflex (subject to certain conditions set forth in the Merger Agreement).

The respective obligations of Enerflex, Enerflex US and the Company to consummate the Merger is subject to the satisfaction or waiver of a number of customary conditions, including: (1) the adoption of the Merger Agreement by Exterran Corporation’s stockholders; (2) approval of the issuance of Enerflex’s common shares to holders of shares of common stock of Exterran Corporation by Enerflex's shareholders; (3) Enerflex’s registration statement on Form F-4 having been declared effective by the U.S. Securities and Exchange Commission (“SEC”); (4) the absence of any law prohibiting or making illegal the consummation of the Merger; (5) the receipt of approvals by the competent authorities under the Antitrust Laws (as defined in the Merger Agreement) or expiration of any statutory waiting period under the applicable Antitrust Laws; (6) receipt of conditional approval of the listing of Enerflex’s common shares on the New York Stock Exchange or Nasdaq Inc., subject to official notice of issuance, and the Toronto Stock Exchange, subject to customary listing requirements, of Enerflex’s common shares issuable pursuant to the Merger; (7) each party's representations and warranties being true and correct, subject to certain materiality standards set forth in the Merger Agreement; (8) compliance by each party in all material respects with such party’s obligations under the Merger Agreement; and (9) the absence of a Parent Material Adverse Effect and a Company Adverse Material Effect (each as defined in the Merger Agreement).

We anticipate the Merger to close in the second or third quarter of 2022, subject to, among other things, the satisfaction (or waiver) of the conditions in the previous paragraph.

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

We have continued to work toward our strategy to be a company that leverages sustainable technology and operational excellence to provide complete systems and process solutions in energy and industrial applications. Over the past several years, we have made significant progress in this journey by taking actions to protect our core business, develop important organizational capabilities, commercialize new products, solutions, and services and implement new processes to position Exterran for success. We are focused on optimizing our portfolio of products, solutions, and services to better serve our global customers while providing a more attractive investment option for our investors. As we continue on this path, we decided that our U.S. compression fabrication business was non-core to our strategy going forward and during the third quarter of 2020, we entered into an agreement to sell the business which closed on November 2, 2020. During the third quarter of 2020, this business met the held for sale criteria and is reflected as discontinued operations in our financial statements for all periods presented. The U.S. compression fabrication business was previously included in our product sales segment and has been reclassified to discontinued operations in our financial statements for all periods presented. Compression revenue from sales to international customers continues to be included in our product sales segment.

For financial data relating to our reportable business segments or countries that accounted for 10% or more of our revenue in any of the last two fiscal years or 10% or more of our property, plant and equipment, net, as of December 31, 2021 and 2020, see Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and Note 20 to our Consolidated Financial Statements included in Part IV, Item 15 (collectively referred to as “Financial Statements,” and individually referred to as “balance sheets,” “statements of operations,” “statements of comprehensive income (loss),” “statements of stockholders’ equity” and “statements of cash flows” herein).

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

During the year ended December 31, 2021, approximately 54% of our revenue and 82% of our adjusted gross margin was generated from contract operations. As of December 31, 2021, we had approximately $1.4 billion of unsatisfied performance obligations (commonly referred to as backlog), of which approximately $260 million is expected to be recognized as revenue before December 31, 2022. Our contract operations backlog consists of unfilled orders based on signed contracts and does not include potential sales pursuant to letters of intent received from customers. Our contract operations business is capital intensive. As of December 31, 2021, the net book value of property, plant and equipment associated with our contract operations business was $562.4 million.

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

During the year ended December 31, 2021, approximately 17% of our revenue and 9% of our adjusted gross margin was generated from aftermarket services.

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

During the third quarter of 2020, we entered into an agreement to sell our U.S. compression fabrication business which closed on November 2, 2020. The compression fabrication business for sales to U.S. customers, which was previously included in our product sales segment, is included in discontinued operations. We will continue with our sales of compression equipment to customers outside of the U.S, and for fully integrated facilities globally.

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

During the year ended December 31, 2021, approximately 29% of our revenue and 9% of our adjusted gross margin was generated from product sales. As of December 31, 2021, our backlog in product sales was approximately $316 million, of which approximately $197 million is expected to be recognized as revenue before December 31, 2022. Our product sales backlog consists of unfilled orders based on signed contracts and does not include potential product sales pursuant to letters of intent received from customers.

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
•
High-quality products, solutions, and services. We have built a network of high-quality energy infrastructure assets that are strategically deployed across our global platform. Through our history of operating a wide variety of products in many energy-producing markets around the world, we have developed the technical expertise and experience that we believe is required to understand the needs of our customers and to meet those needs through a range of products, solutions, and services. These products, solutions, and services include highly customized compression, production, processing and treating solutions as well as standard products based on our expertise, in support of a range of projects, from those requiring quick completion to those that may take several years to fully develop. Additionally, our experience has enabled us to develop efficient systems and work processes and a skilled workforce that allow us to provide high-quality services. We seek to continually improve our products, solutions and services to enable us to provide our customers with high-quality, comprehensive oil and natural gas infrastructure support worldwide.
•
Cash flows from our contract operations business are supported by long-term contracts. We provide contract operations services to customers located in 12 countries. Within our contract operations business, we seek to enter into long-term contracts with a diverse collection of customers, including large integrated oil and natural gas companies and national energy companies. These contracts generally involve initial terms ranging from three to twelve years, and typically require our customers to pay a monthly service fee even during periods of limited or disrupted oil or natural gas flows. Furthermore, our customer base includes companies that are among the largest and most well-known companies within their respective regions and countries.

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
•
Well-balanced capital structure with sufficient liquidity. We intend to maintain a capital structure with an appropriate amount of leverage and the financial flexibility to invest in our operations and pursue attractive growth opportunities which we believe will increase overall earnings and cash flow generated by our business. As of December 31, 2021, taking into account guarantees through outstanding letters of credit, we had undrawn capacity of $372.8 million under our revolving credit facility, of which $160.4 million was available for additional borrowings as a result of a covenant restriction included in our credit agreement. In addition, as of December 31, 2021, we had $56.3 million of cash and cash equivalents on hand.

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

•
Continue to optimize our global platform, products, solutions, and services and enhance our profitability. We regularly review and evaluate the quality of our operations, products, solutions, and services and portfolio of our product and service offerings. This evaluation process includes assessing the quality of our performance and potential opportunities to create value for our customers. We believe the development and introduction of new technology into our existing products, solutions, and services offerings will create more value for our customers and us in the market place, which we believe will further differentiate us from our competitors. Additionally, we believe our ongoing focus on improving the quality of our operations, products, solutions, and services results in greater satisfaction among our customers, which we believe results in greater profitability and value for our shareholders.

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

During the year ended December 31, 2021, Pearl Petroleum Co. Ltd. ("Pearl Petroleum") accounted for approximately 20% of our total revenue and Petroleo Brasileiro, S.A ("Petrobras") accounted for approximately 19% of our total revenue. During the year ended December 31, 2020, Pearl Petroleum accounted for less than 10% of our total revenue and Petrobras accounted for approximately 15% of our total revenue. No other customer accounted for more than 10% of our revenue in 2021 and 2020.

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

Employees

As of December 31, 2021, we had approximately 2,800 regular full-time employees, plus approximately 600 contractors. Approximately 300 of these regular full-time employees are in the U.S., while approximately 2,500 are in countries outside of the U.S. We are a global company, serving the needs of all our customers, in all our countries we operate in.

Talent and Development

The foundation of our Company are our values that guide us in everything we do:

•
Integrity;
•
Customer focus;
•
Accountability;
•
Collaboration;
•
Courage;
•
Curiosity.

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

Human Capital Management

In 2020, we began transforming our Human Resources ("HR") processes to Oracle Cloud Human Capital Management ("HCM"). HR worked through 2020 and into 2021 to transition HR-related information to Oracle and develop entirely new processes for recruiting, hiring and onboarding employees, as well as managing performance. Once fully implemented, Exterran will use Oracle throughout the duration of an employee’s employment life cycle.

HCM will provide more transparency and consistency in our hiring, promotion and pay practices and provide leadership and HR greater access to personal information to assess the diversity of our workforce and development opportunities. A central digital repository for our HR data and processes will improve decision-making and lead to more career opportunities for employees over time.

Global Wellbeing

Exterran is committed to providing a healthy work environment, improving the quality of the working lives for all employees and fostering an organization that is sustainable for the long term. We want employees to reach their full potential for their own benefit and that of the organization. In support of that goal, we have established our Five Pillars of Well-being: Physical, Financial, Social, Community and Career. Through these goals we aim to:

•
Understand our employees’ changing needs and provide programs that support those needs;
•
Stay competitive to attract and retain top talent;
•
Engage and educate employees in financial preparedness and physical well-being;
•
Achieve a higher level of sustainable results though alignment with our core values;
•
Create opportunities to build employee relationships that foster a “One Exterran” team, with members committed to each other’s success;
•
Create a culture that recognizes achievements and encourages personal growth and development; and
•
Connect our employees with the communities in which we live and work because we believe it is the right thing to do.

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

Safety is not just discussed with employees but is embedded in our culture. We track safety performance across all our operations and our global safety performance is an element of our management incentive compensation. In 2021, we completed 341 days incident-free, 93 percent of the total days possible with an overall total recordable incident rate (TRIR) of 0.45.

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

Like our employee base, our Board is diverse by gender, ethnicity and national origin. Our leadership is also diverse by citizenship and ethnicity. Almost all of our leadership positions in each country are held by local citizens of those countries. Approximately 10 percent of our employees are female, and 90 percent are male.

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

Risk Factors Summary

Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

Risks Related to the Proposed Merger

•
The impact of a fixed exchange ratio on the value of the merger consideration to be received in the Merger;

•
The impact of various factors on the market price for Enerflex common shares;

•
The fact that the Merger is subject to various closing conditions, with no assurances as to whether they will be satisfied;

•
The impact of the parties’ requirement to obtain certain governmental approvals and risks associated with the delay or failure to obtain such approvals;

•
The potential for Enerflex to fail to realize projected benefits of the Merger;

•
The impact of the announcement and pendency of the Merger on our business;

•
The fact that we will incur substantial fees and costs in connection with the Merger;

•
Risks associated with business uncertainties and contractual restrictions during the pendency of the transactions contemplated by the Merger Agreement;

•
Risks associated with our ability to execute on our business strategy;

•
The potential impact of the failure to consummate the Merger on the price of Exterran common stock;

•
The fact that directors and executive officers of Exterran may have differing interests than the Exterran stockholders more generally;

•
The fact that either Exterran or Enerflex may choose not to proceed with the Merger;

•
Risks associated with Exterran stockholders’ reduced ownership in the combined company;

•
The impact of securities class actions and derivative lawsuits on the business, and the exposure of the combined company to increased litigation;

•
Risks associated with Exterran’s, Enerflex’s and the combined company’s potential difficulty attracting, motivating and retaining executives and other key employees;

•
The impact on restrictions regarding the pursuit of alternative transactions on the potential to obtain greater merger consideration than the merger consideration offered by Enerflex;

•
The potential delay of the Merger if an alternative proposal to acquire Exterran is made;

•
The fact that Exterran’s stockholders will not be entitled to appraisal rights in the Merger;

Risks Related to Our Business and Industry

•
The impact of natural disasters and COVID-19 on our business;

•
The impact of low oil and natural gas prices on our business;

•
The impact of the financial condition of customers on our business;

•
Risks associated with our execution of large projects;

•
Risks associated with our fixed price contracts;

•
Risks associated with our operation in international markets;

•
Risks associated with uncertain geopolitical conditions;
•
The impact of foreign governments on our contract operations;

•
The impact of exchange rate fluctuations on our business;

•
Risks associated with price reductions on our contract operations services contracts;

•
The impact of our backlog on our business;

•
The impact of litigation and proceedings on our business and results of operations;

•
Our dependence on particular suppliers;

•
Significant competitive pressures;

•
Our ability to retain management or operational personnel;

•
Our ability to maintain safe work sites and operations;

•
Risks associated with changes in technology;

•
The impact of service interruptions data corruption, cyber-based attacks or network security breaches on our business;

•
Risks associated with our compliance with governmental regulations;

•
The impact of U.S. federal, state, local and foreign legislation, tax legislation and regulatory and administrative initiatives on our business;

•
Our customers’ ability to acquire adequate supplies of water or dispose of or recycle water;

•
Our compliance with environmental, health and safety regulations;

•
The physical effects of global climate change;

Risks Related to Our Level of Indebtedness

•
The effects of our significant indebtedness, which may increase our business risks;

•
Our compliance with debt covenants;

•
Risks associated with the phasing out of LIBOR and changes in the methods in which LIBOR rates are determined;

•
Risks associated with any increase of our debt or raising of additional capital in the future;

Risks Related to the Spin-off

•
Our responsibility for continued contingent tax liabilities of Archrock;

•
Risks attributable to our prior and continuing relationship with Archrock;

•
The impact of our requirement to indemnify Archrock for certain tax liabilities on our business;

General Risk Factors

•
The fact that the market price and trading volume of our common stock may be volatile; and

•
The impact of our amended and restated certificate of incorporation’s forum selection clause on certain types of actions and proceedings.

Risks Related to the Proposed Merger

Because the exchange ratio is fixed and the market price of shares of Enerflex common shares has fluctuated and will continue to fluctuate, Exterran stockholders cannot be sure of the value of the merger consideration they will receive in the Merger prior to the closing of the Merger.

At the effective time of the Merger, each share of Exterran common stock that is outstanding immediately prior to the effective time (other than certain excluded shares as described in the Merger Agreement) will be converted into the right to receive 1.021 Enerflex common shares. Because the exchange ratio is fixed, the value of the merger consideration will depend on the market price of Enerflex common shares at the effective time. The market price of Enerflex common shares has fluctuated since the date of the announcement of the Merger Agreement and is expected to continue to fluctuate until the closing date, which could occur a considerable amount of time after the date hereof. Changes in the price of Enerflex common shares may result from a variety of factors, including, among others, general market and economic conditions, changes in Enerflex’s and Exterran’s respective businesses, operations and prospects, risks inherent in their respective businesses, changes in market assessments of the likelihood that the proposed acquisition will be completed and/or the value that may be generated by the proposed acquisition and changes with respect to expectations regarding the timing of the proposed acquisition and regulatory considerations. Many of these factors are beyond Exterran’s control.

Upon completion of the merger, Exterran stockholders will become Enerflex shareholders, and the market price for Enerflex common shares may be affected by factors different from those that historically have affected Exterran.

Upon completion of the Merger, Exterran stockholders will become Enerflex shareholders. Enerflex’s businesses differ from those of Exterran, and accordingly, the results of operations of Enerflex will be affected by some factors that are different from those currently affecting the results of operations of Exterran.

The Merger is subject to various closing conditions, including regulatory and stockholder/shareholder approvals as well as other uncertainties, and there can be no assurances as to whether and when it may be completed.

Closing of the Merger is subject to the satisfaction or waiver of a number of conditions specified in the Merger Agreement, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the Merger. These conditions include, among other things: (1) receipt of the Exterran stockholder approval; (2) receipt of the Enerflex shareholder approval; (3) effectiveness of the Form F-4 in accordance with the provisions of the U.S. Securities Act and no stop order suspending the effectiveness of the Form F-4 having been issued and remaining in effect and no proceeding to that effect having been commenced; (4) the absence of any injunction or similar order prohibiting or making illegal the consummation of the Merger; (5) approval of applicable antitrust authorities; (6) the Enerflex common shares issuable in the merger having been approved for listing on the NYSE or Nasdaq, subject to official notice of issuance, and the TSX, subject to customary listing requirements; (7) the accuracy of each party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement; (8) compliance by each party in all material respects with such party’s obligations under the Merger Agreement; and (9) with respect to Enerflex, the absence of a Company Material Adverse Effect, and with respect to Exterran, the absence of a Parent Material Adverse Effect (as such terms are defined in the Merger Agreement).

The governmental authorities from which authorizations are required have broad discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the transactions contemplated by the Merger Agreement. These governmental authorities may initiate proceedings or otherwise seek to prevent the Merger. As a condition to authorization of the transactions contemplated by the Merger Agreement, these governmental authorities also may impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of Enerflex’s business after the combination of Enerflex and Exterran following receipt of final antitrust approval.

We cannot provide any assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required consents and approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we cannot provide any assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within Exterran’s control, and Exterran cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Merger could cause Exterran not to realize some or all of the benefits that it expects to achieve if the Merger is successfully completed within the expected timeframe.

In order to complete the Merger, Enerflex and Exterran must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions that become applicable to the parties, completion of the Merger may be delayed, jeopardized or prevented and the anticipated benefits of the Merger could be reduced.

No assurance can be given that the required consents, orders and approvals will be obtained or that the required conditions to the completion of the Merger will be satisfied. Even if all such consents, orders and approvals are obtained and such conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents, orders and approvals. For example, these consents, orders and approvals may impose conditions on or require divestitures relating to the divisions, operations or assets of Exterran and Enerflex or may impose requirements, limitations or costs or place restrictions on the conduct of Exterran’s or Enerflex’s business, and if such consents, orders and approvals require an extended period of time to be obtained, such extended period of time could increase the chance that an adverse event occurs with respect to Exterran or Enerflex. Such extended period of time also may increase the chance that other adverse effects with respect to Exterran or Enerflex could occur, such as the loss of key personnel. Even if all necessary approvals are obtained, no assurance can be given as to the terms, conditions and timing of such approvals.

The Exterran special meeting may take place before all of the required regulatory approvals have been obtained and before all conditions to such approvals, if any, are known. Notwithstanding the foregoing, if the Exterran Merger proposal is approved by Exterran stockholders, Exterran may not be required to seek further approval of Exterran stockholders.

After Enerflex’s combination with Exterran, Enerflex may fail to realize projected benefits and cost savings of the combination, which could adversely affect the value of Enerflex common shares.

Enerflex and Exterran have operated and, pending closing of the Merger, will continue to operate independently. The success of Enerflex’s combination with Exterran will depend, in part, on Enerflex’s ability to realize the anticipated benefits and synergies from combining the businesses of Exterran and Enerflex following the Merger, including operational and other synergies that we believe the combined company will achieve. The anticipated benefits and synergies of Enerflex’s combination with Exterran may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made, such as the achievement of operating synergies, may not be realized. The integration process may, for Exterran and Enerflex, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the Merger that were not discovered in the course of performing due diligence. Coordinating certain aspects of the operations and personnel of Enerflex with Exterran after the combination of Enerflex and Exterran will involve complex operational, technological and personnel-related challenges, which may be made more difficult in light of the COVID-19 pandemic. Additionally, the integration will require significant time and focus from management following the combination which may disrupt the business of the combined company.

The announcement and pendency of the Merger could adversely affect our business, results of operations and financial condition.

The announcement and pendency of the Merger could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with its existing and future customers, suppliers and employees, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the Merger is completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the Merger. We could also potentially lose customers or suppliers, and new customer or supplier contracts could be delayed or decreased. The attention of our management may be directed towards closing the Merger, including obtaining required approvals and other transaction-related considerations and may be diverted from the day-to-day business operations of Exterran and matters related to the Merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to Exterran. Additionally, the Merger Agreement requires each party to obtain the other party’s consent prior to taking certain specified actions while the transaction is pending. These restrictions may prevent Exterran from pursuing otherwise attractive business opportunities prior to the closing of the Merger. Any of these matters could adversely affect the business of, or harm the results of operations, financial condition or cash flows of Exterran or the combined company and thus the market value of Enerflex common shares.

If the Merger does not close, the price of Exterran common stock may fall to the extent that the current price of Exterran common stock reflect a market assumption that the Merger will close. In addition, the failure to close the Merger may result in negative publicity or a negative impression of Exterran in the investment community and may affect Exterran’s relationship with employees, customers, suppliers and other partners in the business community.

We will incur substantial fees and costs in connection with the Merger Agreement and the Merger.

Exterran has incurred and expects to incur additional material non-recurring expenses in connection with the transactions contemplated by the Merger Agreement, including costs relating to obtaining required approvals and compensation payments to its executives triggered by the change in control of Exterran as a result of the Merger. Exterran has incurred significant financial services, accounting, tax and legal fees in connection with the process of negotiating and evaluating the terms of the transaction. Additional significant unanticipated costs may be incurred in the course of coordinating and combining the business of Exterran. Even if the Merger does not close, Exterran will need to pay certain costs relating to the transaction incurred prior to the date the Merger was abandoned, such as financial advisory, accounting, tax, legal, filing and printing fees. Such costs may be significant and could have an adverse effect on our future results of operations, cash flows and financial condition. In addition to its own fees and expenses, if the Merger Agreement is terminated under specified circumstances, Exterran will be required to pay to Enerflex a $10.0 million termination payment. In addition to its own fees and expenses, if the Merger Agreement is terminated under specified circumstances, Enerflex may be required to pay either $20.0 million or $30.0 million to Exterran, depending on the reason for the termination.

While the transaction is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operating results, financial position and/or cash flows or result in a loss of employees, suppliers, vendors or customers.

The Merger Agreement generally requires Exterran to use commercially reasonable efforts to conduct its business in all material respects in the ordinary course prior to the earlier of the termination of the Merger Agreement and the closing date. In addition, the

Merger Agreement includes a variety of specified restrictions on the conduct of Exterran’s business, which, in the event the Merger Agreement is not earlier terminated, expire on the closing date. Among other things and subject to the other terms of the Merger Agreement and certain other exceptions and limitations, Exterran may not, outside of the ordinary course of business, incur additional indebtedness, issue additional shares of Exterran’s common stock outside of its equity incentive plans, repurchase common stock, pay dividends, acquire assets, securities or property, dispose of businesses or assets, enter into certain material contracts or make certain additional capital expenditures. Exterran may find that these and other contractual restrictions in the Merger Agreement delay or prevent Exterran from making certain changes, or limit its ability to make certain changes, during such period, even if Exterran’s management believes that making certain changes may be advisable. The pendency of the transaction may also divert management’s attention and Exterran’s resources from ongoing business and operations.

Exterran’s employees, suppliers, vendors or customers may experience uncertainties about the effects of the Merger. It is possible that some employees, suppliers, vendors or customers and other parties with whom Exterran has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with Exterran as a result of the proposed acquisition. Similarly, current and prospective employees may experience uncertainty about their future roles with Exterran following completion of the Merger, which may materially and adversely affect Exterran’s ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact Exterran’s operating results, financial position, cash flows and/or stock price.

Failure by Exterran to successfully execute its business strategy and objectives may materially adversely affect the future results of the combined company and, consequently, the market value of Enerflex common shares.

The success of the combination of Enerflex and Exterran will depend, in part, on our ability to successfully execute our business strategy. Furthermore, our business strategy, operations and plans for growth rely significantly on agreements with third parties, including joint ventures and other strategic alliances. Our ability to provide service to its customers depends in large part upon its ability to maintain these agreements with third parties, and upon the performance of the obligations under the agreements by the third parties. The termination of, or the failure to renew, these agreements could have a material adverse effect on our consolidated financial statements and interfere with its business strategy, operations and plans for growth. If we are not able to achieve our business strategy, are not able to achieve our business strategy on a timely basis, or otherwise fail to perform in accordance with Enerflex’s expectations, the anticipated benefits of the Merger may not be realized fully or at all, and the combination may materially adversely affect the results of operations, financial condition and prospects of the combined company and, consequently, the market value of Enerflex common shares.

Failure to complete the transactions contemplated by the Merger Agreement could negatively impact the price of Exterran common stock, and future business and financial results.

If the transactions contemplated by the Merger Agreement are not completed for any reason, our ongoing business may be materially and adversely affected and we would be subject to a number of risks, including the following:

•
We may experience negative reactions from the financial markets, including negative impacts on trading prices of Exterran common stock, and from Exterran’s employees, suppliers, vendors, regulators or customers;
•
We may, in certain circumstances set forth in the Merger Agreement, be required to pay Enerflex a termination payment of $10.0 million, in consideration for the disposition by Enerflex of its contractual rights under the Merger Agreement;
•
The Merger Agreement places certain restrictions on the conduct of our business, and such restrictions, the waiver of which is subject to the consent of Enerflex, may prevent us from making certain material acquisitions, entering into or amending certain contracts, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the transaction or, with respect to certain actions, prior to the control date, that we would have made, taken or pursued if these restrictions were not in place; and

•
Matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

In addition, Exterran could be subject to litigation related to any failure to complete the acquisition or related to any proceeding to specifically enforce Exterran’s performance obligations under the Merger Agreement.

If any of these risks materialize, they may materially and adversely affect our business, financial condition, financial results and stock prices.

Directors and executive officers of Exterran have interests in the transaction that may differ from the interests of Exterran stockholders generally, including, if the Merger is completed, the receipt of financial and other benefits.

Exterran stockholders should be aware that Exterran’s directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of Exterran stockholders generally. These interests may include, among others, the treatment of outstanding Exterran equity awards under the Merger Agreement, the potential payment of severance benefits and acceleration of outstanding Exterran equity awards upon certain terminations of employment, retention awards and rights to ongoing indemnification and insurance coverage.

Except in specified circumstances, if the effective time has not occurred by the end date, either Exterran or Enerflex may choose not to proceed with the transaction.

Either Exterran or Enerflex may terminate the Merger Agreement if the effective time has not occurred by October 24, 2022 (i.e., the end date); provided, that to the extent the condition to obtain the antitrust authorizations required to be obtained with respect to the transactions contemplated by the Merger Agreement has not been satisfied or waived on or prior to October 24, 2022, but all other conditions to closing have been satisfied or waived (except for those conditions that by their nature are to be satisfied at the closing), the end date will be automatically extended 30 days. However, this right to terminate the Merger Agreement will not be available to Exterran or Enerflex if such party has breached in any material respect its obligations under the Merger Agreement in any manner that has been the primary cause of the failure to consummate the Merger on or before the end date.

Current Exterran stockholders will have a reduced ownership and voting interest after the transaction and will exercise less influence over the management of the combined company.

Holders of Exterran common stock currently have the right to vote in the election of the board of directors and on other matters affecting Exterran. In the Merger, each holder of Exterran common stock who receives Enerflex common shares will become a holder of common share of the combined company, with a percentage ownership of the combined company that is smaller than the holder’s percentage ownership of Exterran. Following the completion of the Merger, the former holders of Exterran common stock are estimated to own approximately twenty-seven and one half percent (27.5%) of the fully diluted shares of the combined company immediately after the Merger and current holders of Enerflex common shares as a group are estimated to own approximately seventy-two and one half percent (72.5%) of the fully diluted shares of the combined company immediately after the Merger. Consequently, current Enerflex shareholders in the aggregate will have less influence over the management and policies of the combined company than they currently have over the management and policies of Enerflex, and Exterran stockholders in the aggregate will have significantly less influence over the management and policies of the combined company than they currently have over the management and policies of Exterran.

Exterran and Enerflex may be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into transaction agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Merger, then that injunction may delay or prevent the Merger from being completed.

The combined company may be exposed to increased litigation, which could have an adverse effect on the combined company’s business and operations.

The combined company may be exposed to increased litigation from stockholders, customers, suppliers, consumers and other third parties due to the combination of Enerflex’s business and Exterran’s business. Such litigation may have an adverse impact on the combined company’s business and results of operations or may cause disruptions to the combined company’s operations.

Enerflex and Exterran may have difficulty attracting, motivating and retaining executives and other key employees in light of the combination of Enerflex and Exterran.

Uncertainty about the effect of the Merger on Enerflex and Exterran employees may have an adverse effect on each of Enerflex and Exterran separately and consequently the combined company. This uncertainty may impair Enerflex’s and/or Exterran’s ability to attract, retain and motivate key personnel. Employee retention may be particularly challenging during the pendency of the Merger, as employees of Enerflex and Exterran may experience uncertainty about their future roles in the combined company.

Additionally, Exterran’s officers and employees may hold shares of Exterran common stock, and, if the Merger closes, these officers and employees may be entitled to the merger consideration in respect of such shares of Exterran common stock. Under agreements between Exterran and certain of its key employees, such employees could potentially resign from employment on or after the effective time following specified circumstances constituting good reason or constructive termination (as set forth in the applicable agreement) that could result in severance payments to such employees and accelerated vesting of their equity awards. These payments and accelerated vesting benefits, individually or in the aggregate, could make retention of Exterran key employees more difficult.

Furthermore, if key employees of Enerflex or Exterran depart or are at risk of departing, including because of issues relating to the uncertainty and difficulty of integration, financial security or a desire not to become employees of the combined company, Enerflex may have to incur significant costs in retaining such individuals or in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent, and the combined company’s ability to realize the anticipated benefits of the Merger may be materially and adversely affected. No assurance can be given that the combined company will be able to attract or retain key employees to the same extent that Enerflex and Exterran have been able to attract or retain employees in the past.

The Merger Agreement contains provisions that make it more difficult for Enerflex and Exterran to pursue alternatives to the transaction and may discourage other companies from trying to acquire Exterran for greater consideration than what Enerflex has agreed to pay.

The Merger Agreement contains provisions that make it more difficult for Exterran to sell its business to a party other than Enerflex, or for Enerflex to sell its business. These provisions include a general prohibition on each party soliciting any alternative proposal. Further, there are only limited circumstances in which Exterran may terminate the Merger Agreement to accept an alternative proposal and limited exceptions to each party’s agreement that its board of directors will not withdraw or modify in a manner adverse to the other party the recommendation of its board of directors in favor of the adoption of the Merger Agreement. In the event that the Exterran board makes an adverse recommendation change, then Exterran may be required to pay to Enerflex a termination payment of $10.0 million. In the event that the Enerflex board makes an adverse recommendation change, then Enerflex may be required to pay to Exterran a termination payment of $20.0 million. The parties believe these provisions are reasonable and not preclusive of other offers, but these restrictions might discourage a third party that has an interest in acquiring all or a significant part of either Exterran or Enerflex from considering or proposing an alternative proposal.

If an alternative proposal to acquire Exterran is made, consummation of the Merger may be delayed or impeded.

If an alternative proposal to acquire Exterran is made, the attention of Exterran’s and Enerflex’s respective management may be diverted away from the Merger, which may delay or impede consummation of the Merger. Matters related to such alternative proposal, including any potential related litigation, may require commitments of time and resources of both parties and their respective representatives, which could otherwise have been devoted to the Merger.

Exterran stockholders will not be entitled to appraisal rights in the proposed merger.

Under the General Corporation Law of the State of Delaware, because the merger consideration is in the form of a stock for stock exchange, no dissenters’ or appraisal rights are available to the holders of Exterran common stock with respect to the Merger or the other transactions contemplated by the Merger Agreement.

Risks Related to Our Business and Industry

Natural disasters, public health crises, including the COVID-19 pandemic, and other catastrophic events outside of our control may adversely affect our business or the business of third parties on which we depend.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic and aggressive actions taken in response to it have negatively impacted the global economy, disrupted global supply chains and financial markets, and created significant volatility and disruption across most industries, including ours. In response to the pandemic, governmental authorities mandated shutdowns, travel restrictions, social distancing requirements, stay at home orders and advisories, and other restrictions. Some (but not all) of these restrictions have been gradually relaxed and subsequently re-imposed and relaxed again as various areas have experienced resurgences and declines of COVID-19 cases; areas in the future may re-impose additional restrictions.

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

We are following local governmental guidance for viral spread mitigation, including having many of our employees who would traditionally work in an office work from home, and have put in place additional health and safety measures to protect our employees, our customers and other parties who are working at our operating sites. While some of our employees can work remotely, many of our projects require our employees to travel to operating sites. The ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or by their inability to travel as a result of the mitigation measures noted above. See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19 on our Business for further discussion of our response to, and the impact of, the COVID-19 pandemic on our business.

Many countries significantly shut down their economies to mitigate the spreading of the virus, thus impacting consumer spending and reducing demand for oil and natural gas. Although economies are making progress in reopening, any full or partial future shutdowns imposed in an attempt to gain further control over the spread of the virus could directly or indirectly impact the demand for and pricing of our products, solutions and services and negatively impact our operating results especially if there are returns to shutdowns in the future. Future deterioration in economic conditions, as a result of the COVID-19 pandemic or otherwise, could lead to a prolonged decline in demand for our products, solutions and services and negatively impact our business.

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
•
work stoppages;
•
inability to train and retain qualified personnel in international markets;
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
•
governmental actions that (i) result in restricting the movement of property or that impede our ability to import or export parts or equipment, (ii) require a certain percentage of equipment to contain local or domestic content, or (iii) require certain local or domestic ownership, control or employee ratios in order to do business in or obtain special incentives or treatment in certain jurisdictions;
•
potentially longer payment cycles;
•
changes in political and economic conditions in the countries in which we operate, including general political unrest, the imposition of sanctions on countries in which we operate or on customers which we service, the nationalization of energy related assets, civil uprisings, community protests, blockades, riots, kidnappings, violence associated with drug cartels and terrorist acts;
•
adverse fines or sanctions from regulatory bodies, legal judgments or settlements (see, for example the section entitled "Item 3. Legal Proceedings" beginning on page 37);
•
potentially adverse tax consequences or tax law changes;
•
currency controls, fluctuations in currency exchange rates and restrictions on repatriation of earnings;
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

Uncertain geopolitical conditions could adversely affect our results of operations.

Uncertain geopolitical conditions, including the invasion of Ukraine, sanctions, and other potential impacts on this region's economic environment and currencies, may cause demand for our products and services to be volatile, cause abrupt changes in our customers' buying patterns, interrupt our ability to supply products to this or other regions or limit customers' access to financial resources and ability to satisfy obligations to us.

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

We also may be adversely affected by the outcome of pending or threatened litigation, especially in countries outside the United States in which very large and unpredictable damage awards may occur; by government enforcement proceedings alleging non-compliance with applicable laws or regulations; or by state and foreign government actors as well as private plaintiffs acting in parallel that attempt to use the legal system to promote public policy agendas, gain political notoriety, or obtain monetary awards from the company. See, for example the section entitled "Item 3. Legal Proceedings" beginning on page 37.

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

Risks Related to Our Level of Indebtedness

Our outstanding debt obligations or our ability to refinance our debt obligations at favorable rates could limit our ability to fund future growth and operations and increase our exposure to risk during adverse economic conditions.

At December 31, 2021, we had a long-term debt balance of $571.8 million. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness or affect our ability to refinance our debt at favorable rates. These factors include those discussed elsewhere in these Risk Factors and those listed in the Disclosure Regarding Forward-Looking Statements section included in Part I of this Annual report.

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

Our credit agreement, consisting of a $650.0 million revolving credit facility expiring in October 2023, contains various covenants with which we, Exterran Energy Solutions, L.P. (“EESLP”), our wholly owned subsidiary, and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. Additionally, we are required to maintain certain financial covenant ratios. If we fail to remain in compliance with these restrictions and financial covenants, we would be in default under our credit agreement. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impact our ability to perform our obligations under our credit agreement, this could lead to a default. A default under one of our debt agreements might trigger cross-default provisions under our other debt agreement, which would accelerate our obligation to repay our indebtedness under those agreements. If the repayment obligations on any of our indebtedness were to be accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and our financial position would be materially adversely affected. As of December 31, 2021, we were in compliance with all financial covenants under our credit agreement.

As a result of a covenant restriction included in our credit agreement, $160.4 million of the $372.8 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of December 31, 2021.

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may adversely affect our results of operations.

LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The Alternative Reference Rates Committee, a steering committee consisting of large U.S. financial institutions convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended replacing LIBOR with the Secured Overnight Financing Rate (“SOFR”), an index supported by short-term Treasury repurchase agreements. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of USD LIBOR announced that it does not intend to cease publication of the remaining USD LIBOR tenors until June 30, 2023, providing additional time for existing contracts that are dependent on LIBOR to mature. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. As of December 31, 2021, $225.0 million of the borrowings under our revolving credit facility had interest rate payments determined directly or indirectly based on LIBOR. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the performance of LIBOR relative to its historic values. If the methods of calculating LIBOR change from current methods for any reason, or if LIBOR ceases to perform as it has historically, our interest expense associated with our outstanding indebtedness or any future indebtedness we incur may increase. Further, when LIBOR ceases to exist, we may be forced to substitute an alternative reference rate under our revolving credit facility or rely on base rate borrowings in lieu of LIBOR-based borrowings. Although SOFR appears to be the preferred replacement rate for USD LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the U.S. Any such alternative reference rate may increase the interest expense associated with our existing or future indebtedness. Any of these occurrences could materially and adversely affect our borrowing costs, business and results of operations.

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

The following table describes the material facilities we owned or leased as of December 31, 2021:

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

Item 3. Legal Proceedings

On December 19, 2020, we initiated arbitration in the International Court of Arbitration of the International Chamber of Commerce against Iberoamericana de Hidrocarburos, S.A. De C.V. (“IHSA”) to collect approximately $38 million owed to us under three agreements, plus future lost profits, interest, attorneys’ fees, and other damages as allowed under the contracts and/or Mexican law. The three agreements relate to contract operation services provided to IHSA by Exterran. After we stopped providing services due to IHSA’s nonpayment, on December 29, 2020, IHSA filed a lawsuit in the 129th Judicial District Court of Harris County, Texas, for tortious interference with a contract and prospective business relationships, claiming damages for lost profits, lost production, loss of equipment, loss of business opportunity, damage to business reputation and attorneys’ fees. On March 2, 2021, after we moved IHSA's lawsuit to the United States District Court for the Southern District of Texas, IHSA voluntarily dismissed the lawsuit. On May 11, 2021, IHSA again filed a similar claim in the 164th Judicial District Court of Harris County, Texas, for tortious interference with a contract and prospective business relationships, seeking damage in excess of $1 million. We moved IHSA's lawsuit to the United States District Court for the Southern District of Texas, where it is currently pending. The court granted Exterran's motion to compel arbitration and stayed the lawsuit. On April 27, 2021, IHSA answered Exterran's request for arbitration before the ICC and included a counterclaim for approximately $27 million allegedly resulting from breach of contract, operational deficiencies, lost production and lost profit. On September 13, 2021, IHSA served Exterran with a lawsuit filed with a court in Mexico seeking approximately $4.5 million for allegedly missing or damaged equipment. We filed a motion with the court in Mexico to compel IHSA to bring its claims in arbitration. Our motion remains pending before the court in Mexico. In addition, IHSA has orally threatened to draw certain bonds totalling approximately $12 million under one of the contracts for contract operation services. Based on currently available information we believe IHSA's claims are without merit. However, Exterran and IHSA's claims are in the early stages and the results cannot be predicted with certainty.

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

On February 24, 2022, the Local Labor Board of the State of Tabasco in Mexico awarded a former employee of one of our subsidiaries approximately $119 million in connection with a dispute relating to the employee's severance pay following his termination of employment. In March 2015, one of our subsidiaries terminated the employment of this employee and paid him the undisputed portion of his severance pay. This former employee subsequently filed a claim with the Local Labor Board alleging that he is entitled to additional compensation.

We believe the order of the Local Labor Board is in error and the employee's case is completely without merit. More specifically, we believe that the Local Labor Board's errors include, but are not limited to, failing to follow established Mexican law, ignoring undisputed factual admissions of the former employee, and confusing amounts in US dollars and Mexican pesos. As a result, we intend to appeal the order. While it is reasonably possible that we will incur some loss with respect to this matter, the Company believes that the ultimate resolution of this matter will not be material to the Company. We determined it is not probable that Exterran has incurred a loss under the applicable accounting standard (ASC Topic 450, Contingencies) as of December 31, 2021. As a result, we have not recorded a liability on the consolidated balance sheet with respect to this litigation

In the ordinary course of business, we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from any of these actions will not have a material adverse effect on our financial position, results of operations or cash flows. However, because of the inherent uncertainty of litigation and arbitration proceedings, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange under the stock symbol “EXTN.” As of February 22, 2022, there were approximately 1,702 holders of record of our common stock.

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

Comparison of Cumulative Total Return

The performance graph below shows the cumulative total stockholder return on our common stock, compared with the S&P 500 Composite Stock Price Index (the “S&P 500 Index”) and the Oilfield Service Index (the “OSX Index”) for the five fiscal years ended December 31, 2021. The results are based on an investment of $100 in each of our common stock, the S&P 500 Index and the OSX Index. The graph assumes the reinvestment of dividends and adjusts all closing prices and dividends for stock splits.

Comparison of Cumulative Total Return
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchase of Equity Securities

The following table summarizes our repurchases of equity securities during the three months ended December 31, 2021:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that may yet to be Purchased Under the Publicly Announced Program
October 1, 2021 - October 31, 2021	—	$—	—	$57,726,011
November 1, 2021 - November 30, 2021	—	—	—	57,726,011
December 1, 2021 - December 31, 2021	—	—	—	57,726,011
Total	—	$—	—	$57,726,011

(1)
There were no shares withheld to satisfy employees' tax withholding obligations in connection with vesting of restricted stock awards during the period.

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

Item 6. Selected Financial Data

The table below presents certain selected historical consolidated financial information as of and for each of the years in the five-year period ended December 31, 2021. The selected historical consolidated financial data as of December 31, 2021 and 2020 and the selected historical consolidated financial data for the years ended December 31, 2021 and 2020 has been derived from our audited Financial Statements included elsewhere in this report. The selected historical consolidated financial data as of December 31, 2019, 2018 and 2017 and for the years ended December 31, 2019, 2018 and 2017 has been derived from our financial statements not included in this report.

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

	Years Ended December 31,
(in thousands, except per share data)	2021	2020	2019(1)	2018(1)	2017(1)
Statement of Operations Data:
Revenues	$630,245	$613,061	$796,011	$906,685	$853,459
Cost of sales (excluding depreciation and amortization expense):	353,779	351,195	481,598	554,422	521,534
Selling, general and administrative	132,510	123,406	141,733	153,191	155,724
Depreciation and amortization	175,063	145,043	158,302	119,911	103,210
Impairments	7,959	11,648	52,567	3,858	3,627
Restatement related charges (recoveries), net	—	—	—	(276)	3,419
Restructuring and other charges	1,338	3,550	6,194	1,997	2,344
Interest expense	41,574	38,817	38,620	29,217	34,826
Gain on extinguishment of debt	—	(3,571)	—	—	—
Other (income) expense, net	(1,292)	589	(392)	6,484	(975)
Income (loss) before income taxes	(80,686)	(57,616)	(82,611)	37,881	29,750
Provision for income taxes	30,238	28,403	25,290	39,433	22,695
Income (loss) from continuing operations	(110,924)	(86,019)	(107,901)	(1,552)	7,055
Income (loss) from discontinued operations, net of tax	(1,784)	(15,272)	5,524	26,406	26,825
Net income (loss)	(112,708)	(101,291)	(102,377)	24,854	33,880
Income (loss) from continuing operations per common share:
Basic and diluted	$(3.36)	$(2.63)	$(3.15)	$(0.04)	$0.20
Weighted average common shares outstanding used in income (loss) from continuing operations per common share:
Basic	33,041	32,750	34,283	35,433	34,959
Diluted	33,041	32,750	34,283	35,433	35,040
Other Financial Data:
Total adjusted gross margin (2)	$276,466	$261,866	$314,413	$352,263	$331,925
EBITDA, as adjusted (2)	146,603	133,751	173,040	199,543	178,534
Capital expenditures:
Contract Operations Equipment:
Growth (3)	$17,336	$56,639	$163,731	$186,240	$104,909
Maintenance (4)	9,119	8,055	8,753	6,616	15,691
Other	13,098	10,917	16,553	17,567	9,081
Balance Sheet Data:
Cash and cash equivalents	$56,255	$40,318	$16,683	$19,300	$49,145
Working capital (5) (6)	118,309	154,718	109,278	108,746	134,048
Property, plant and equipment, net	604,957	733,222	824,194	863,229	784,930
Total assets (6)	1,179,197	1,303,491	1,418,004	1,567,054	1,460,807
Long-term debt	571,788	562,325	443,587	403,734	368,142
Total stockholders’ equity (6)	183,592	295,832	409,538	552,821	554,786

(1)
During the fourth quarter of 2020, we completed the sale of our U.S. compression fabrication business and it is now reflected as discontinued operations in our financial statements for all periods presented.
(2)
Total adjusted gross margin and EBITDA, as adjusted, are non-GAAP financial measures. Total adjusted gross margin and EBITDA, as adjusted, are defined, reconciled to gross margin and net income (loss), respectively, and discussed further below under “Non-GAAP Financial Measures.”

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

The following table reconciles our total gross margin to our total adjusted gross margin (in thousands):

	Years Ended December 31,
	2021	2020	2019	2018	2017
Revenues	$630,245	$613,061	$796,011	$906,685	$853,459
Costs of sales (excluding depreciation and amortization expenses)	353,779	351,195	481,598	554,422	521,534
Depreciation and amortization(1)	167,793	139,107	151,716	113,815	96,643
Total gross margin	108,673	122,759	162,697	238,448	235,282
Depreciation and amortization(1)	167,793	139,107	151,716	113,815	96,643
Total adjusted gross margin	$276,466	$261,866	$314,413	$352,263	$331,925

(1)
Represents the portion only attributable to cost of sales.

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

The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Years Ended December 31,
	2021	2020	2019	2018	2017
Net income (loss)	$(112,708)	$(101,291)	$(102,377)	$24,854	$33,880
(Income) loss from discontinued operations, net of tax	1,784	15,272	(5,524)	(26,406)	(26,825)
Depreciation and amortization	175,063	145,043	158,302	119,911	103,210
Impairments	7,959	11,648	52,567	3,858	3,627
Restatement related charges (recoveries), net	—	—	48	(276)	3,419
Restructuring and other charges	1,338	3,550	6,194	1,997	2,344
Interest expense	41,574	38,817	38,620	29,217	34,826
Gain on the extinguishment of debt	—	(3,571)	—	—	—
(Gain) loss on currency exchange rate remeasurement of intercompany balances	1,355	(4,120)	(80)	5,241	(516)
Loss on sale of businesses	—	—	—	1,714	111
Penalties from Brazilian tax programs	—	—	—	—	1,763
Provision for income taxes	30,238	28,403	25,290	39,433	22,695
EBITDA, as adjusted	$146,603	$133,751	$173,040	$199,543	$178,534

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

This section of the Form 10-K discusses the results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020.

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

In January 2022, we announced a business combination with Enerflex to create a premier integrated global provider of energy infrastructure. The combination is an all-share transaction pursuant to which Enerflex will acquire all of the outstanding common stock of Exterran on the basis of 1.021 Enerflex shares for each outstanding share of common stock of Exterran, resulting in approximately 124 million Enerflex common shares outstanding upon closing, representing an implied combined enterprise value of approximately $1.5 billion. The transaction value for Exterran is approximately $735 million, which represents an 18% premium to Exterran’s enterprise value as of the date of the announcement. We expect the deal to close by the second or the third quarter of 2022.

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

Beginning in 2019, there has been a shift in the industry that was exacerbated by the COVID-19 pandemic. The industry has seen a structural change in the behavior of exploration and production producers and midstream providers, predominately in the U.S., but internationally as well, to change their focus from growth to one emphasizing cash flow and returns. This caused a significant reduction in their capital spending plans in order to drive incremental cash flow and has put constraints on the amount of new projects that customers sanction. In 2020 the COVID-19 pandemic created a demand shock to the system that further exacerbated the supply demand imbalance that was already taking place. As the global economy improved in 2021, commodity pricing improved due to increased demand and still constrained supplies as a result of the 2020 demand shock. Looking out into 2022, we are seeing increased interest in Exterran products and services, but the landscape is still volatile, due to the continued uncertainty around COVID-19 and its variants as well as possible geopolitical events that could impact oil and gas prices.

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

Aggregate booking activity levels for our product sales segment in North America and international markets during the year ended December 31, 2021 was approximately $33.7 million, which represents a decrease of 93% compared to the year ended December 31, 2020. The decrease in bookings was primarily driven by a large processing plant booking in the Middle East during the first quarter of 2020. Fluctuations in the size and timing of customers’ requests for bid proposals and awards of new contracts tend to create variability in booking activity levels from period to period.

Historically, oil, natural gas and natural gas liquids and the level of drilling and exploration activity in North America have been volatile. The Henry Hub spot price for natural gas was $3.82 per MMBtu at December 31, 2021, which was 62% higher than prices at December 31, 2020, and the U.S. natural gas liquid composite price was $12.15 per MMBtu for the month of October 2021, which was 111% higher than prices for the month of December 2020. In addition, the West Texas Intermediate crude oil spot price as of December 31, 2021 was 56% higher than prices at December 31, 2020. Volatility in demand for energy and in commodity prices as well as an industry trend towards disciplined capital spending and improving returns have caused timing uncertainties in demand for our products recently. Booking activity levels for our product sales segment in North America during the year ended December 31, 2021 were $24.7 million, which represents an increase of 673% compared to the year ended December 31, 2020.

Longer-term fundamentals in our international markets partially depend on international oil and gas infrastructure projects, many of which are based on the longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based more on longer-term fundamentals that may be less tied to near term commodity prices than our North American customers. Over the long term, we believe the demand for our products, solutions and services in international markets will continue, and we expect to have opportunities to grow our international businesses. Booking activity levels for our manufactured products in international markets during the year ended December 31, 2021 were $9.0 million, which represents a decrease of 98% compared to the year ended December 31, 2020.

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

Our level of capital spending largely depends on the demand for our contract operations services and the equipment required to provide such services to our customers. Based on our contract operations business backlog of jobs in process and opportunities we anticipate in international markets, we expect to invest more capital in our contract operations business in 2022 than we did in 2021.

A decline in demand for oil and natural gas or prices for those commodities, or instability and rationalization of capital funding in the global energy markets may cause a reduction in demand for our products, solutions and services. We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

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

Impact of COVID-19 on our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption across most industries. Efforts to mitigate the spread of COVID-19 resulted in decreased energy demand and weakness in energy pricing in 2020. In 2021 energy demand and energy pricing improved as the world economies began to recover; demand for Exterran products began to show improvement in late 2021, and that demand improvement is expected to continue to improve in 2022.

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
•
Although early in 2020 we recorded significant new product sales bookings, as 2020 and 2021 progressed, we saw decreased purchasing activity from our customers which we believe was due to both the work at home mitigation measures our customers are also taking and weakness in commodity prices. With the improvements in energy pricing and energy demand we expect to see improved booking activity in the near term;
•
Given travel restrictions and other mitigation efforts, certain of our employees were not able to travel to work assignments, therefore although we have taken additional steps to be able to continue to provide services required by our customers, some services were delayed until mitigation measures were eased;
•
While our operations have been impacted by lower product sale bookings in the recent years, we have continued our cost reduction efforts which began prior to the current pandemic. We have continued our efforts to optimize our cost structure to align with the expected demand in our business including making work force reductions;
•
We evaluated our accounts receivable and given the current energy environment and expected impact to the financials of our customers, we increased our reserve for uncollectible accounts by $4.8 million at December 31, 2020. We kept the reserve for uncollectible accounts at approximately the same level at December 31, 2021;
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

Summary of Results

Revenue. Revenue during the years ended December 31, 2021 and 2020 was $630.2 million and $613.1 million, respectively. The increase in revenue during the year ended December 31, 2021 compared to the year ended December 31, 2020 was due to an increase in revenue in the product sales segment, partially offset by a decrease in the aftermarket services segment. The increase in our product sales segment was primarily due to increases in processing and treating revenue, partially offset by decreases in compression revenue. The decrease in aftermarket services revenue was primarily due to decreases in revenue in operation and maintenance and overhaul services in the Latin America and Middle East and Africa regions

Net income (loss). We generated a net loss of $112.7 million and $101.3 million during the years ended December 31, 2021 and 2020, respectively. The increase in net loss during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to increases in depreciation and amortization expense, SG&A expense and interest expense, a decrease in adjusted gross margin of our aftermarket service and contract operations segment and a decrease in gain on extinguishment of debt. This was partially offset by an increase in adjusted gross margin for our product sales segment and decreases in loss from discontinued operations, net of tax, impairment expense and restructuring expense. Net loss during the years ended December 31, 2021 and 2020 included losses from discontinued operations, net of tax, of $1.8 million and $15.3 million, respectively.

EBITDA, as adjusted. Our EBITDA, as adjusted, was $146.6 million and $133.8 million during the years ended December 31, 2021 and 2020, respectively. EBITDA, as adjusted, during the year ended December 31, 2021 compared to the year ended December 31, 2020 increased primarily due to an increase in adjusted gross margin in our product sales segment and an increase in other income. This was partially offset by an increase in SG&A and decreases in adjusted gross margin in our contract operations and aftermarket services segments.

EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

As discussed in Note 5 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Belleli EPC business and U.S. compression fabrication business. Those results are reflected in discontinued operations for all periods presented.

Results by Business Segment. The following table summarizes revenue, adjusted gross margin and adjusted gross margin percentages for each of our business segments (dollars in thousands):

	Years Ended December 31,
	2021	2020
Revenue:
Contract Operations	$338,507	$338,423
Aftermarket Services	109,033	113,246
Product Sales(1)	182,705	161,392
Total Revenue	$630,245	$613,061

Segment Adjusted Gross Margin: (2)
Contract Operations	$228,947	$233,041
Aftermarket Services	23,839	25,531
Product Sales(1)	23,680	3,294
Total Adjusted Gross Margin	$276,466	$261,866

Segment Adjusted Gross Margin Percentage: (3)
Contract Operations	68%	69%
Aftermarket Services	22%	23%
Product Sales(3)	13%	2%

(1)
The compression fabrication business for sales to U.S. customers, which was previously included in our product sales segment, is now included in discontinued operations.
(2)
Segment adjusted gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense) broken out by the different segments. We evaluate the performance of each of our segments based on adjusted gross margin.
(3)
Segment adjusted gross margin percentage is defined as segment adjusted gross margin divided by segment revenue.

Operating Highlights

The following table summarizes the expected timing of revenue recognition from our contract operations backlog (in thousands):

December 31, 2021
Contract Operations Backlog: (1)
2022	$260,062
2023	263,526
2024	239,660
2025	218,224
2026	178,879
Thereafter	239,507
Total contract operations backlog	$1,399,858

(1) As of December 31, 2021, the total value of our contract operations backlog accounted for as operating leases was approximately $495 million, of which $44 million is expected to be recognized in 2022, $104 million is expected to be recognized in 2023, $94 million is expected to be recognized in 2024 and $80 million is expected to be recognized in 2025. Contract operations revenues recognized as operating leases for the year ended December 31, 2021 was approximately $35 million.

The following table summarizes our product sales backlog (in thousands):

	December 31,
	2021	2020
Product Sales Backlog: (1)
Processing and treating equipment	$289,718	$425,292
Compression equipment(2)	4,036	10,218
Other product sales	22,616	29,835
Total product sales backlog	$316,370	$465,345

(1)
We expect that approximately $197 million of our product sales backlog as of December 31, 2021 will be recognized as revenue before December 31, 2022.
(2)
Compression equipment includes sales to customers outside of the U.S. The U.S. compression fabrication business that was previously included in our product sales segment, is now included in discontinued operations.

Results of Operations

The Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Contract Operations

(dollars in thousands)

	Years Ended December 31,
	2021	2020	Change	% change
Revenue	$338,507	$338,423	$84	0%
Cost of sales (excluding depreciation and amortization expense)	109,560	105,382	4,178	4%
Adjusted gross margin	$228,947	$233,041	$(4,094)	(2)%
Adjusted gross margin percentage	68%	69%	(1)%	(1)%

Revenue remained flat during the year ended December 31, 2021 compared to the year ended December 31, 2020. Revenue increased by $13.2 million for the start-up of a new project in the Middle East and Africa region and by $24.8 million primarily driven by an increase of deferred revenue recognized resulting from a change in the remaining term of a contract in the third quarter of 2020 and the early termination of a contract in the current year period. These increases were offset by approximately $30.9 million in contract stops and $7.5 million from the sale of equipment. The increase in costs is primarily due to labor rate adjustments in Argentina during the current year period. Adjusted gross margin and adjusted gross margin percentage decreased during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the cost increases explained above.

Aftermarket Services

(dollars in thousands)

	Years Ended December 31,
	2021	2020	Change	% change
Revenue	$109,033	$113,246	$(4,213)	(4)%
Cost of sales (excluding depreciation and amortization expense)	85,194	87,715	(2,521)	(3)%
Adjusted gross margin	$23,839	$25,531	$(1,692)	(7)%
Adjusted gross margin percentage	22%	23%	(1)%	(4)%

The decrease in revenue during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to a decrease in operation and maintenance and overhaul services in the Latin America and Middle East and Africa regions, partially offset by an increase in part sales in the Latin America and Asia Pacific regions. Adjusted gross margin and adjusted gross margin percentage during the year ended December 31, 2021 compared to the year ended December 31, 2020 decreased primarily due to the product mix with part sales historically having lower margins than other areas of our aftermarket services business.

Product Sales

(dollars in thousands)

	Years Ended December 31,
	2021	2020	Change	% change
Revenue	$182,705	$161,392	$21,313	13%
Cost of sales (excluding depreciation and amortization expense)	159,025	158,098	927	1%
Adjusted gross margin	$23,680	$3,294	$20,386	619%
Adjusted gross margin percentage	13%	2%	11%	550%

The increase in revenue during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to an increase of $92.8 million in processing and treating equipment revenue, partially offset by a decrease of $69.3 million in compression revenue. The increase in processing and treating equipment revenue was due to projects in the Middle East and Africa region partially offset by a decrease in the North America region due to less activity. The decrease in compression revenue was mainly due to a decrease in revenue in the Middle East and Africa region in the current year period and the completion of projects in the Asia Pacific region during the first quarter of 2021. Adjusted gross margin increased during the year ended December 31, 2021 compared to the year ended December 31, 2020 due to higher expenses on a specific project in the prior year period. Adjusted gross margin percentage increase during the year ended December 31, 2021 compared to the year ended December 31, 2020 due to the higher expenses discussed above during the prior year period and a shift in product mix during the current year period.

Costs and Expenses

(dollars in thousands)

	Years Ended December 31,
	2021	2020	Change	% change
Selling, general and administrative	$132,510	$123,406	$9,104	7%
Depreciation and amortization	175,063	145,043	30,020	21%
Impairments	7,959	11,648	(3,689)	(32)%
Restructuring and other charges	1,338	3,550	(2,212)	(62)%
Interest expense	41,574	38,817	2,757	7%
Gain on extinguishment of debt	—	(3,571)	3,571	(100)%
Other (income) expense, net	(1,292)	589	(1,881)	(319)%

Selling, general and administrative

SG&A expense increased during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to increases in compensation, legal and network related expenses in the current year period. SG&A expense as a percentage of revenue was 21% and 20% during the year ended December 31, 2021 and 2020, respectively.

Depreciation and amortization

Depreciation and amortization expense during the year ended December 31, 2021 compared to the year ended December 31, 2020 increased primarily due to approximately $23.7 million of additional depreciation expense recognized in the current year period on two contract operations projects due to changes in the remaining terms of a contract during the third quarter of 2020 and the early termination of a contract in the current year period; and approximately $8.1 million in depreciation for equipment on a contract operations project that was not operating in the prior year period.

Impairments

During the year ended December 31, 2021, we determined that there was no visibility to continuing a contract with a customer in the Latin America region. This contract included installation costs, deferred start-up costs and demobilization costs that were previously capitalized where it is highly unlikely we will generate future cash flows. As a result, we recorded an $8.0 million asset impairment to reduce the book value of these assets to zero, which is its estimated fair value as of December 31, 2021.

During the year ended December 31, 2020, in an effort to generate cash from idle assets and reduce holding costs, we reviewed the future deployment of our idle assets used in our contract operations segment for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that certain idle compressor units and other assets would be retired from future service. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $10.0 million asset impairment to reduce the book value of each unit to its estimated fair value during the year ended December 31, 2020. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value or scrap value of each compressor unit.

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

Restructuring and other charges

The energy industry’s focus on capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the third quarter of 2019, we announced a cost reduction plan primarily focused on workforce reductions. We incurred restructuring and other charges associated with these activities of $0.2 million and $3.6 million during the years ended December 31, 2021 and 2020, respectively.

In January 2022, Enerflex and Exterran announced a proposed merger to create an integrated global provider of energy infrastructure. As a result of this deal, we have already started incurring legal and other costs and will continue to incur such costs until the deal is finalized, which we expect to happen in the second or third quarter of 2022. We incurred restructuring and other charges associated with these activities of $1.1 million for the year ended December 31, 2021. These charges are reflected as restructuring and other charges in our statements of operations and accrued liabilities on our balance sheets. We estimate the total restructuring charges related to this plan will be approximately $15-20 million and represents our best estimate based on the facts and circumstances known at this time.

Interest expense

The increase in interest expense during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to a higher average balance of long-term debt. During the year ended December 31, 2021 and 2020, the average daily outstanding borrowings of long-term debt were $582.1 million and $511.0 million, respectively.

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

Other (income) expense, net

The change in other (income) expense, net, was primarily due to an increase of $10.1 million in interest income in the current year period. This is partially offset by foreign currency losses of $11.0 million during the year ended December 31, 2021 compared to foreign currency losses of $5.9 million during the year ended December 31, 2020 as well as an increase of $3.4 million in derivative losses in the current year period.

Income Taxes

(dollars in thousands)

	Years Ended December 31,
	2021	2020	Change	% change
Provision for income taxes	$30,238	$28,403	$1,835	7%
Effective tax rate	(37.5)%	(49.3)%	11.8%	(24)%

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

For the year ended December 31, 2021:

•
A $6.8 million increase (8.4% decrease) resulting from negative impacts of foreign currency devaluations primarily from Argentina.
•
A $11.5 million increase (14.2% decrease) resulting from the addition of valuation allowances primarily recorded against certain net operating losses of our foreign subsidiaries, partially offset by a release of valuation allowance recorded against U.S. foreign tax credits.
•
A $10.9 million increase (13.5% decrease) resulting from expiration of unutilized foreign tax credits.
•
A $3.9 million increase (4.8% decrease) related to unrecognized tax benefits in 2021.
•
A $2.5 million decrease (3.1% increase) resulting from differences in income tax rates for international operations as compared to U.S. taxes at 21%.
•
A $6.6 million increase (8.2% decrease) related to nondeductible expenses.
•
A $3.8 million increase (4.7% decrease) related to return-to-provision adjustments
•
A $3.0 million increase (3.7% decrease) related to deemed and actual distributions.
•
A $3.2 million increase (4.0% decrease) related to withholding taxes net of U.S. benefit.

For the year ended December 31, 2020:

•
A $11.6 million increase (20.1% decrease) resulting from negative impacts of foreign currency devaluations primarily from Argentina.
•
A $13.3 million decrease (23.1% increase) resulting from the release of valuation allowances primarily recorded against U.S. federal net operating losses, other deferred tax assets and certain net operating losses of our foreign subsidiaries.
•
A $12.6 million increase (21.9% decrease) resulting from expiration of unutilized foreign tax credits.
•
A $10.1 million increase (17.5% decrease) related to unrecognized tax benefits in 2020.
•
A $4.1 million increase (7.1% decrease) resulting from differences in income tax rates for international operations as compared to U.S. taxes at 21%.

Discontinued Operations

(dollars in thousands)

	Years Ended December 31,
	2021	2020	Change	% change
Income (loss) from discontinued operations, net of tax	$(1,784)	$(15,272)	$13,488	(88)%

Loss from discontinued operations, net of tax, includes our Belleli EPC business and our U.S. compression fabrication business.

Loss from discontinued operations, net of tax, during the year ended December 31, 2021 compared to the year ended December 31, 2020 decreased due to a $16.4 million decrease in loss from U.S. compression partially offset by changes in Belleli EPC. The decrease in loss in U.S. compression fabrication business was primarily driven by the decrease in activity for the business and $6.5 million impairment recorded during the year ended December 31, 2020. For further details on our discontinued operations, see Note 5 to the Financial Statements.

Liquidity and Capital Resources

Our unrestricted cash balance was $56.3 million at December 31, 2021 compared to $40.3 million at December 31, 2020. Working capital decreased to $118.3 million at December 31, 2021 from $154.7 million at December 31, 2020. The decrease in working capital was primarily due to a decrease in accounts receivables and an increase in accrued liabilities, partially offset by a decrease in contract liabilities and an increase in cash. The decrease in accounts receivables was due to the timing of payments from customers. The increase in accrued liabilities was due to an increase in activity in the Middle East and Africa region as well as increases in demobilization liabilities and compensation related expenses. The decrease in contract liabilities was primarily due to progression on a specific project in the Middle East and Africa region. The increase in cash was primarily due to increases in operating and financing activities partially offset by decreases in investing activities and activities related to our discontinued operations.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Years Ended December 31,
	2021	2020
Net cash provided by (used in) continuing operations:
Operating activities	$49,911	$4,959
Investing activities	(36,156)	(75,295)
Financing activities	9,586	119,502
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(435)	(566)
Discontinued operations	(4,583)	(21,574)
Net change in cash, cash equivalents and restricted cash	$18,323	$27,026

Operating Activities. The increase in net cash provided by operating activities during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily attributable to the changes in assets and liabilities, which resulted in $35.6 million used in operating activities during the year ended December 31, 2021 compared to $73.4 million used in operating activities during the year ended December 31, 2020. Asset and liability cash changes during the year ended December 31, 2021 included an increase of $43.1 million in contract assets, a decrease of $24.5 million of contract liabilities and an increase in accounts payable and other liabilities of $26.2 million. Asset and liability cash changes during the year ended December 31, 2020 included a decrease of $34.8 million in contract liabilities, an increase of $24.8 million in accounts receivables and an increase of $23.0 million in contract assets.

Investing Activities. The decrease in net cash used in investing activities during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily attributable to a $36 million decrease in capital expenditures. The decrease in capital expenditures was primarily driven by the timing of awards and growth capital expenditures for new contract operations projects.

Financing Activities. The decrease in net cash provided by financing activities during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily attributable to a decrease in net borrowings of $112.7 million on our long-term debt.

Discontinued Operations. The decrease in net cash used in discontinued operations during the year ended December 31, 2021 compared to year ended December 31, 2020 was primarily attributable to a decrease in activity related to our U.S. compression fabrication business.

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

Growth capital expenditures were $17.3 million and $56.6 million during the years ended December 31, 2021 and 2020, respectively. The decrease in growth capital expenditures during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the timing of awards for new contract operations projects.

Maintenance capital expenditures were $9.1 million and $8.1 million during the years ended December 31, 2021 and 2020, respectively. The increase in maintenance capital expenditures during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by increased overhaul activities due to delayed discretionary spending during 2020.

We generally invest funds necessary to manufacture contract operations fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. We currently plan to spend approximately $195 million to $210 million in capital expenditures during 2022, including (1) approximately $175 million to $185 million on contract operations growth capital expenditures based on contracts currently in our backlog and (2) approximately $20 million to $25 million on equipment maintenance capital related to our contract operations business and other capital expenditures. These capital expenditures are expected to be funded through upfront payments from customers for which the capital is being spent and additional borrowing on our revolver where necessary.

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

The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains and financial markets and created significant volatility and disruption across most industries. Efforts to mitigate the spread of COVID-19 have also resulted in volatile energy demand and energy pricing. There has been recovery in the global economy, supply chains and energy demand and pricing, but the possible future impact of the ongoing COVID-19 pandemic on our customers and our long-term future results of operations and overall financial condition remains uncertain.

Long-Term Debt. We and our wholly owned subsidiary, EESLP, are parties to an amended and restated Credit Agreement (the “Amended Credit Agreement”) consisting of a $650.0 million revolving credit facility expiring in October 2023.

During the years ended December 31, 2021 and 2020, the average daily borrowings of long-term debt were $582.1 million and $511.0 million respectively. The weighted average annual interest rate on outstanding borrowings under our revolving credit facility at December 31, 2021 and 2020 was 3.1% and 3.2%, respectively. LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The Alternative Reference Rates Committee, a steering committee consisting of large U.S. financial institutions convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended replacing LIBOR with the Secured Overnight Financing Rate (“SOFR”), an index supported by short-term Treasury repurchase agreements. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of USD LIBOR announced that it does not intend to cease publication of the remaining USD LIBOR tenors until June 30, 2023, providing additional time for existing contracts that are dependent on LIBOR to mature. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. Central banks and regulators in a number of major jurisdictions (for example, U.S., United Kingdom, European Union, Switzerland, and Japan) have convened working groups to find and implement the transition to suitable replacement benchmarks. We are continuing to evaluate and monitor financial and non-financial impacts and risks that may result when LIBOR rates are no longer published.

As of December 31, 2021, we had $52.2 million in outstanding letters of credit under our revolving credit facility and, taking into account guarantees through outstanding letters of credit, we had undrawn capacity of $372.8 million under our revolving credit facility. Our Amended Credit Agreement limits our Total debt to EBITDA ratio (as defined in the Amended Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $160.4 million of the $372.8 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of December 31, 2021.

The Amended Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Amended Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Amended Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Amended Credit Agreement) of 2.75 to 1.00. As of December 31, 2021, Exterran Corporation maintained a 6.5 to 1.0 interest coverage ratio, a 3.5 to 1.0 total leverage ratio and an 1.4 to 1.0 senior secured leverage ratio. As of December 31, 2021, we were in compliance with all financial covenants under the Amended Credit Agreement.

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued the 2017 Notes, which consisted of $375.0 million aggregate principal amount of senior unsecured notes which have $350 million outstanding as of December 31, 2021. The 2017 Notes are guaranteed by us on a senior unsecured basis.

We may redeem all or a portion of the 2017 Notes at redemption prices (expressed as percentages of principal amount) equal to 102.031% for the twelve-month period beginning on May 1, 2022 and 100.000% for the twelve-month period beginning on May 1, 2023 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date of the 2017 Notes.

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

Unrestricted Cash. Of our $56.3 million unrestricted cash balance at December 31, 2021, $55.9 million was held by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to foreign withholding taxes. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S., the available borrowing capacity under our revolving credit facility and the repayment of intercompany liabilities from our non-U.S. subsidiaries will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

Share Repurchase Program. On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the year ended December 31, 2020, we did not repurchase any shares under this program. During the year ended December 31, 2021, we did not repurchase any shares under this program. As of December 31, 2021, the remaining authorized repurchase amount under the share repurchase program was $57.7 million.

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

Supplemental Guarantor Financial Information

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. (together, the “Issuers”) issued the 2017 Notes, which consisted of $375.0 million aggregate principal amount senior unsecured notes which have $350.0 million outstanding as of December 31, 2021. The 2017 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Exterran Corporation (“Parent”). The 2017 Notes and Parent’s guarantee are:

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

Year Ended December 31, 2021
Summarized Statement of Operations:
Revenues(1)	$106,737
Cost of sales(1)	70,972
Loss from continuing operations	(217,696)
Net loss	(219,822)

(1)
Includes $48.5 million of revenue and $15.4 million of cost of sales for intercompany sales from the Obligated Group the Non-Guarantor Subsidiaries during the year ended December 31, 2021.

	December 31, 2021	December 31, 2020
Summarized Balance Sheet:
ASSETS
Intercompany receivables due from non-guarantors	$184,071	$206,267
Total current assets	306,396	334,675
Total long-term assets	189,508	230,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Intercompany payables due to non-guarantors	$337,898	$362,221
Total current liabilities	422,162	439,707
Long-term liabilities	622,040	613,994

Contractual Obligations. The following table summarizes our cash contractual obligations as of December 31, 2021 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2022	2023-2024	2025-2026	Thereafter
Debt:(1)
Revolving credit facility due October 2023	$225,000	$—	$225,000	$—	$—
8.125% senior notes due May 2025 (2)	350,000	—	—	350,000	—
Other debt	1,397	1,397	—	—	—
Total debt	576,397	1,397	225,000	350,000	—
Interest on debt	115,910	38,696	65,286	11,928	—
Purchase commitments	39,290	27,640	11,606	44	—
Facilities and other operating leases	39,958	6,585	10,256	9,182	13,935
Total contractual obligations	$771,555	$74,318	$312,148	$371,154	$13,935

(1)
For more information on our debt, see Note 10 to the Financial Statements.
(2)
Amounts represent the full face value of the 2017 Notes and do not include unamortized debt financing costs of $3.2 million as of December 31, 2021.

As of December 31, 2021, $34.8 million of unrecognized tax benefits (including discontinued operations) have been recorded as liabilities in accordance with the accounting standard for income taxes related to uncertain tax positions, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest (including discontinued operations) of $2.9 million.

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

Off-Balance Sheet Arrangements

At December 31, 2021, we had no material off balance sheet arrangements. In addition to guarantees issued under our credit facility, we have agreements with financial institutions under which approximately $47.4 million of letters of credit or bank guarantees were outstanding as of December 31, 2021. These are put in place in certain situations to guarantee our performance obligations under contracts with counterparties.

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

Allowances and Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2021 and 2020, we recorded bad debt expense of $1.1 million and $4.8 million, respectively. The decrease in bad debt expenses during the year ended December 31, 2021 was primarily due to increased impact of energy prices and COVID-19 on our customers in 2020. Our allowance for doubtful accounts was approximately 6% and 5% of our gross accounts receivable balance at December 31, 2021 and 2020, respectively.

Inventory

Inventory is a significant component of current assets and is stated at the lower of cost and net realizable value. This requires us to record provisions and maintain reserves for obsolete and slow moving inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to historical demand and management estimates of market conditions and production requirements. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. We recorded inventory write-downs for obsolete or slow moving inventory of $2.2 million during the years ended December 31, 2021 and 2020. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for obsolete or slow moving inventory that may be required. Our write-downs for obsolete and slow moving inventory was approximately 2% of our inventory balance at December 31, 2021 and 2020.

Accrued Demobilization Costs

The majority of our contract operations services contracts contain contractual requirements for us to perform demobilization activities at the end of the contract, with the scope of those activities varying by contract. Demobilization activities typically include, among other requirements, civil work and the removal of our equipment and installation from the customer’s site. Demobilization activities represent costs to fulfill obligations under our contracts and are not considered distinct within the context of our contract operations services contracts. Accrued demobilization costs are recorded, if applicable, at the time we become contractually obligated to perform these activities, which generally occurs upon our completion of the installation and commissioning of our equipment at the customer’s site. We record accrued demobilization costs as a liability and an equivalent demobilization asset as a capitalized fulfillment cost. As of December 31, 2021, we had current and long-term accrued demobilization costs liability balances of $25.5 million and $25.6 million, respectively. Accrued demobilization costs are subsequently increased by interest accretion throughout the expected term of the contract. As of December 31, 2021, we had capitalized fulfillment cost demobilization assets of $9.5 million. Demobilization assets are amortized on a straight-line basis over the expected term of the contract. Any difference between the actual costs realized for the demobilization activities and the estimated liability established are recognized in our statement of operations.

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

Accrued demobilization costs are based on a number of assumptions requiring professional judgment. These include estimates for: (1) expected future cash flows related to contractual obligations; (2) anticipated timing of the expected cash flows; (3) our credit-adjusted risk free rate that considers our estimated credit rating; (4) the market risk premiums; and (5) relevant inflation factors. If the expected future cash flows relating to our estimated accrued demobilization costs had been higher or lower by 10% in 2021, accrued demobilization costs would have decreased or increased by approximately $10.9 million at December 31, 2021. We are unable to predict the type of revisions to these assumptions that will be required in future periods due to the availability of additional information, contract amendments, technology changes, the price of labor costs and other factors.

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

Long-Lived Assets

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from active service, indicate that the carrying amount of an asset may not be recoverable. Compressor units in our active fleet that were idle as of December 31, 2021 comprise a net book value of approximately $55.1 million. The determination that the carrying amount of an asset may not be recoverable requires us to make judgments regarding long-term forecasts of future revenue and costs related to the assets subject to review. For idle compression units that are removed from the active fleet and that will be sold to third parties as working compression units, significant assumptions include forecasted sale prices based on future market conditions and demand, forecasted costs to maintain the assets until sold and the forecasted length of time necessary to sell the assets. These forecasts are uncertain as they require significant assumptions about future market conditions. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions. An impairment loss may exist when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred.

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

Revenue Recognition

We recognize revenue related to performance obligations satisfied over time using the input method of percentage-of-completion accounting whereby the actual amounts incurred to date as a percentage of the estimated total is used as a basis for determining the extent to which performance obligations are satisfied. During the year ended December 31, 2021, approximately 94% of our total product sales revenues were recognized over time. This calculation requires management to estimate the total costs required for each project and to estimate the profit expected on the project. The recognition of revenue over time depends largely on our ability to make reasonable dependable estimates related to the extent of progress toward completion of the contract, contract revenues and contract costs. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known using the cumulative catch-up method. Due to the nature of some of our contracts, developing the estimates of costs often requires significant judgment.

Factors that must be considered in estimating the work to be completed and ultimate profit include labor productivity and availability, the nature and complexity of work to be performed, the impact of change orders, availability of raw materials and the impact of delayed performance. Although we continually strive to accurately estimate our progress toward completion and profitability, adjustments to overall contract revenue and contract costs could be significant in future periods due to several factors including but not limited to, settlement of claims against customers, supplier claims by or against us, customer change orders, changes in cost estimates, changes in project contingencies and settlement of customer claims against us, such as liquidated damage claims. If the aggregate combined cost estimates for uncompleted contracts that are recognized over time had been higher or lower by 5% in 2021, our income before income taxes would have decreased or increased by approximately $11.2 million.

Contingencies and Litigation

We are substantially self-insured for workers’ compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We review these estimates quarterly and believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the timeliness of reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known. As of December 31, 2021 and 2020, we had recorded approximately $0.6 million and $1.0 million, respectively, in insurance claim reserves.

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

We regularly assess and, if required, establish accruals for income tax as well as non-income-based tax contingencies pursuant to the applicable accounting standards that could result from assessments of additional tax by taxing jurisdictions in countries where we operate. Tax contingencies are subject to a significant amount of judgment and are reviewed and adjusted on a quarterly basis in light of changing facts and circumstances considering the outcome expected by management. As of December 31, 2021 and 2020, we had recorded approximately $39.6 million and $38.0 million, respectively, of accruals for tax contingencies (including penalties and interest and discontinued operations). Of these amounts, $37.7 million and $34.5 million are accrued for income taxes as of December 31, 2021 and 2020, respectively, and $1.9 million and $3.5 million are accrued for non-income-based taxes as of December 31, 2021 and 2020, respectively. Furthermore, as of December 31, 2020, we had an indemnification receivable from Archrock related to non-income-based taxes of $1.5 million. There was no indemnification receivable amount from Archrock related to non-income-based taxes as of December 31, 2021. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with changes in foreign currency exchange rates due to our significant international operations. While the majority of our revenue contracts are denominated in or indexed to the U.S. dollar, certain contracts or portions of certain contracts, most notably within our contract operations segment, are exposed to foreign currency fluctuations. Approximately 60% of revenues in our contract operations segment are denominated in or indexed to the U.S. dollar. The currencies for which we have our largest exchange rate exposures are related to changes in the Argentine Peso and the Brazilian Real. During the year ended December 31, 2021, a devaluation of the Argentine Peso and Brazilian Real of approximately 17.7% and 8.3%, respectively, resulted in a decrease in revenue in our contract operations segment of approximately $8.0 million and $1.1 million, respectively. The impact of foreign currency risk on income for these contracts is generally mitigated by matching costs with revenues in the same currency.

Additionally, the net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency gains and exchange rates that impact income. We recorded foreign currency losses of $11.0 million and $5.9 million in our statements of operations during the years ended December 31, 2021 and 2020, respectively. Our foreign currency losses are primarily due to exchange rate fluctuations related to monetary asset and liability balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Foreign currency losses during the years ended December 31, 2021 and 2020 included translation gains (losses) of $(1.4) million and $4.1 million respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. As of December 31, 2021, we were a party to forward currency exchange contracts to mitigate exposure to the Argentine Peso. These contracts have a notional amount of zero as they settle on a daily basis and are cancellable at any time. As of December 31, 2020, we were a party to forward currency exchange contracts to mitigate exposures to the Argentine Peso and Indonesian Rupiah with a total notional value of $23.5 million. Due to entering into these contracts, we recognized losses of $3.8 million and $0.4 million during the years ended December 31, 2021 and 2020, respectively. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

We also have exposure to foreign currency exchange risk from the translation of certain international operating units from the local currency into the U.S. dollar. Our comprehensive income for the years ended December 31, 2021 and 2020 included foreign currency translation adjustment losses of $1.8 million and $14.4 million, respectively. A 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our foreign currency translation adjustment loss by approximately $0.8 million for the year ended December 31, 2021. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies will always move in the same direction relative to the value of the U.S. dollar.

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

Management’s Evaluation of Disclosure Controls and Procedures

The CEO and CFO have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year for which this annual report on Form 10-K is filed. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2021, which is included on page F-1.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2021, with respect to the Exterran Corporation compensation plans under which our common stock is authorized for issuance, aggregated as follows:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(#)	($)	(#)
Equity compensation plans approved by security holders (1)	—	$—	1,557,450
Equity compensation plans not approved by security holders	—	—	—
Total	—		1,557,450

(1)
Comprised of the Exterran Corporation 2020 Omnibus Incentive Plan, the (“2020 Plan”). The 2020 Plan also governs awards originally granted by Archrock under the Archrock, Inc. 2013 Stock Incentive Plan. As of December 31, 2021, there were 103,245 restricted stock units outstanding, payable in common stock upon vesting, under the 2020 Plan.

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

3.
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

10.43†	First Amendment to Second Amended and Restated Credit Agreement, incorporated by referenceA to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 15, 2020
10.44†

Agreement and Plan of Merger, dated as of January 24, 2022, by and among Exterran, Enerflex and Merger Sub, incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on January 24, 2022

16.1

Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated March 4, 2019, incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2019

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

Exterran Corporation

/s/ ANDREW J. WAY
Name: Andrew J. Way
Title: President and Chief Executive Officer

Date: March 2, 2022

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew J. Way, David A. Barta and Kelly M. Battle, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2022.

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
Mark R. Sotir

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Exterran Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Exterran Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes and schedule of valuation and qualifying accounts as of and for the years ended December 31, 2021 and 2020 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognized for Processing and Treating Equipment Contracts

As discussed in Note 3 to the consolidated financial statements, $149.0 million of the Company’s total revenues for the year ended December 31, 2021 was recognized from the sale of processing and treating equipment. The Company recognizes revenue from the sale of processing and treating equipment over time based on the input method of percentage-of-completion accounting whereby the actual amounts incurred to date as a percentage of the estimated total is used as a basis for determining the extent to which performance obligations are satisfied. The recognition of revenue over time based on the input method of percentage-of-completion accounting depends largely on the ability to make reasonable dependable estimates related to the extent of progress toward completion of the contract, contract revenues and contract costs. To calculate the actual amounts incurred to date as a percentage of the estimated total, management uses significant judgment to estimate the total costs and profit expected for each project.

The principal considerations for our determination that performing procedures relating to revenue recognized for processing and treating equipment contracts is a critical audit matter are (i) the significant judgment by management when developing the estimated costs to complete and (ii) the significant auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence obtained related to the estimated costs to complete for processing and treating equipment contracts.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of estimated costs to complete for processing and treating equipment contracts. These procedures also included, among others (i) evaluating and testing management’s process for determining the estimated costs to complete for a sample of contracts, which included evaluating the contracts and other documents that support those estimates, testing of underlying costs, and testing the completeness and accuracy of data used in the estimate; (ii) evaluating management’s ability to reasonably estimate costs by performing a comparison of the actual estimated costs to prior period estimates, including evaluating the timely identification of circumstances that may warrant a modification to the estimated costs, and (iii) evaluating management’s methodologies and the consistency of management’s methodologies over the life of the contracts.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 2, 2022

We have served as the Company’s auditor since 2019.

EXTERRAN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	December 31,
	2021	2020
ASSETS

Current assets:
Cash and cash equivalents	$56,255	$40,318
Restricted cash	5,796	3,410
Accounts receivable, net of allowance of $10,580 and $10,803, respectively	179,844	198,028
Inventory (Note 6)	102,494	109,837
Contract assets (Note 3)	25,554	32,642
Other current assets	22,897	19,810
Current assets associated with discontinued operations (Note 5)	15,558	25,325
Total current assets	408,398	429,370
Property, plant and equipment, net (Note 7)	604,957	733,222
Long-term contract assets (Note 3)	67,822	33,563
Operating lease right-of-use assets (Note 4)	21,654	25,428
Deferred income taxes (Note 14)	7,671	8,866
Intangible and other assets, net (Note 8)	67,006	71,436
Long-term assets associated with discontinued operations (Note 5)	1,689	1,606
Total assets	$1,179,197	$1,303,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$70,782	$60,078
Accrued liabilities (Note 9)	137,825	94,404
Contract liabilities (Note 3)	74,206	100,123
Current operating lease liabilities (Note 4)	4,977	6,340
Current liabilities associated with discontinued operations (Note 5)	2,299	13,707
Total current liabilities	290,089	274,652
Long-term debt (Note 10)	571,788	562,325
Deferred income taxes (Note 14)	921	1,014
Long-term contract liabilities (Note 3)	60,608	80,499
Long-term operating lease liabilities (Note 4)	26,723	29,868
Other long-term liabilities	44,410	57,159
Long-term liabilities associated with discontinued operations (Note 5)	1,066	2,142
Total liabilities	995,605	1,007,659
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 38,064,007 and 37,804,206 shares issued, respectively	381	378
Additional paid-in capital	753,046	750,506
Accumulated deficit	(531,237)	(418,529)
Treasury stock — 4,740,398 and 4,665,560 common shares, at cost, respectively	(57,742)	(57,431)
Accumulated other comprehensive income	19,144	20,908
Total stockholders’ equity (Note 15)	183,592	295,832
Total liabilities and stockholders’ equity	$1,179,197	$1,303,491

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2021	2020
Revenues (Note 3):
Contract operations	$338,507	$338,423
Aftermarket services	109,033	113,246
Product sales	182,705	161,392
	630,245	613,061
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	109,560	105,382
Aftermarket services	85,194	87,715
Product sales	159,025	158,098
Selling, general and administrative	132,510	123,406
Depreciation and amortization	175,063	145,043
Impairments (Note 12)	7,959	11,648
Restructuring and other charges (Note 13)	1,338	3,550
Interest expense	41,574	38,817
Gain on extinguishment of debt (Note 10)	—	(3,571)
Other (income) expense, net	(1,292)	589
	710,931	670,677
Loss before income taxes	(80,686)	(57,616)
Provision for income taxes (Note 14)	30,238	28,403
Loss from continuing operations	(110,924)	(86,019)
Loss from discontinued operations, net of tax (Note 5)	(1,784)	(15,272)
Net loss	$(112,708)	$(101,291)

Basic and diluted net loss per common share (Note 17):
Loss from continuing operations per common share	$(3.36)	$(2.63)
Loss from discontinued operations per common share	(0.05)	(0.46)
Net loss per common share	$(3.41)	$(3.09)

Weighted average common shares outstanding used in net loss per common share (Note 17):
Basic and diluted	33,041	32,750

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2021	2020
Net loss	$(112,708)	$(101,291)
Other comprehensive loss:
Foreign currency translation adjustment	(1,764)	(14,438)
Comprehensive loss	$(114,472)	$(115,729)

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Income	Total
Balance at January 1, 2020	37,508,286	$375	$747,622	$(317,238)	(4,467,600)	$(56,567)	$35,346	$409,538
Net loss				(101,291)				(101,291)
Foreign currency translation adjustment							(14,438)	(14,438)
Treasury stock purchased					(197,960)	(864)		(864)
Stock-based compensation, net of forfeitures	295,920	3	2,884					2,887
Balance at December 31, 2020	37,804,206	$378	$750,506	$(418,529)	(4,665,560)	$(57,431)	$20,908	$295,832
Net loss				(112,708)				(112,708)
Foreign currency translation adjustment							(1,764)	(1,764)
Treasury stock purchased					(74,838)	(311)		(311)
Stock-based compensation, net of forfeitures	259,801	3	2,540					2,543
Balance at December 31, 2021	38,064,007	$381	$753,046	$(531,237)	(4,740,398)	$(57,742)	$19,144	$183,592

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(112,708)	$(101,291)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	175,063	145,043
Impairments	7,959	11,648
Amortization of deferred financing costs	2,652	2,828
Loss from discontinued operations, net of tax	1,784	15,272
Provision for doubtful accounts	1,098	4,784
Gain on sale of property, plant and equipment	(1,012)	(475)
(Gain) loss on remeasurement of intercompany balances	1,355	(4,120)
Loss on foreign currency derivatives	3,830	402
Gain on extinguishment of debt	—	(3,571)
Stock-based compensation expense	2,543	2,887
Deferred income tax provision	2,926	5,092
Changes in assets and liabilities:
Accounts receivable and notes	16,547	(24,764)
Inventory	7,132	8,719
Contract assets and contract liabilities, net	(83,119)	(49,211)
Other current assets	(4,444)	5,053
Accounts payable and other liabilities	26,215	(19,400)
Other	2,090	6,063
Net cash provided by continuing operations	49,911	4,959
Net cash used in discontinued operations	(4,583)	(42,570)
Net cash provided by (used in) operating activities	45,328	(37,611)

Cash flows from investing activities:
Capital expenditures	(39,553)	(75,611)
Proceeds from sale of property, plant and equipment	3,397	316
Net cash used in continuing operations	(36,156)	(75,295)
Net cash provided by discontinued operations	—	20,996
Net cash used in investing activities	(36,156)	(54,299)

Cash flows from financing activities:
Proceeds from borrowings of debt	230,900	411,000
Repayments of debt	(221,003)	(289,812)
Payments for debt issuance costs	—	(822)
Purchases of treasury stock	(311)	(864)
Net cash provided by financing activities	9,586	119,502

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(435)	(566)
Net increase in cash, cash equivalents and restricted cash	18,323	27,026
Cash, cash equivalents and restricted cash at beginning of period	43,728	16,702
Cash, cash equivalents and restricted cash at end of period	$62,051	$43,728

Supplemental disclosure of cash flow information:
Income taxes paid, net	$21,054	$18,610
Interest paid, net of capitalized amounts	$38,738	$36,284

Supplemental disclosure of non-cash transactions:
Accrued capital expenditures	$12,163	$3,098

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

Basis of Presentation

The accompanying consolidated financial statements of Exterran Corporation included herein have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made for the prior year period to conform to current year presentation.

We refer to the consolidated financial statements collectively as “financial statements,” and individually as “balance sheets,” “statements of operations,” “statements of comprehensive income (loss),” “statements of stockholders’ equity” and “statements of cash flows” herein.

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic. The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption across most industries. Efforts to mitigate the spread of COVID-19 resulted in decreased energy demand and additional weakness in energy pricing in 2020, with pricing recovering in 2021. To help control the spread of the virus and protect the health and safety of our employees and customers, we began temporarily closing our locations or modifying operating hours in our locations around the world. This was in response to governmental requirements including “stay-at-home” orders and similar mandates and in some of our locations we voluntarily went beyond the requirements of local government authorities. The broader implications of COVID-19 on our long-term future results of operations and overall financial condition remains uncertain. Due to the rapid market deterioration during the three months ended March 31, 2020, we concluded that a trigger existed and that we should evaluate our long-term assets for impairment. Therefore, we updated our impairment analysis and concluded that no impairment existed during the three months ended March 31, 2020. No COVID-19 related triggering events were identified subsequent to March 31, 2020.

Note 2. Significant Accounting Policies

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses, as well as the disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. Significant estimates are required for contracts within our product sales segments that are accounted for based largely on our estimates on the extent of progress toward completion of the contracts, contract revenues and contract costs. As of December 31, 2021, we have made these significant estimates on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to our estimates. Variations from estimated contract performance could result in material adjustments to operating results. Management believes that the estimates and assumptions used are reasonable.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash as of December 31, 2021 and 2020 consists of cash that contractually is not available for immediate use. Restricted cash is presented separately from cash and cash equivalents in our balance sheets.

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

We maintain allowances for doubtful accounts for estimated losses resulting from our customers’ inability to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2021, and 2020, we recorded bad debt expense of $1.1 million, and $4.8 million, respectively. The decrease in bad debt expenses during the year ended December 31, 2021 was primarily due to the decreased impact of energy prices and COVID-19 on our customers.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over their estimated useful lives as follows:

Compression equipment, processing facilities and other contract operations assets	0 to 23 years
Buildings	20 to 35 years
Transportation, shop equipment and other	3 to 10 years

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

Demobilization

The majority of our contract operations services contracts contain contractual requirements for us to perform demobilization activities at the end of the contract, with the scope of those activities varying by contract. Demobilization activities typically include, among other requirements, civil work and the removal of our equipment and installation from the customer’s site. Demobilization activities represent costs to fulfill obligations under our contracts and are not considered distinct within the context of our contract operations services contracts. Accrued demobilization costs are recorded, if applicable, at the time we become contractually obligated to perform these activities, which generally occurs upon our completion of the installation and commissioning of our equipment at the customer’s site. We record accrued demobilization costs as a liability and an equivalent demobilization asset as a capitalized fulfillment cost. Accrued demobilization costs are subsequently increased by interest accretion throughout the expected term of the contract. During the years ended December 31, 2021 and 2020, we recorded $1.8 million and $2.5 million, respectively, in accretion expense, which is reflected in depreciation and amortization expense in our statements of operations. Demobilization assets are amortized on a straight-line basis over the expected term of the contract.

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

Foreign Currency Translation

The financial statements of our subsidiaries outside the U.S., except those for which we have determined that the U.S. dollar is the functional currency, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at the balance sheet date. Income and expense items are translated at average monthly exchange rates. The resulting gains and losses from the translation of accounts into U.S. dollars are included in accumulated other comprehensive income in our balance sheets. For all subsidiaries, gains and losses from remeasuring foreign currency accounts into the functional currency are included in other (income) expense, net, in our statements of operations. We recorded foreign currency losses of $11.0 million and $5.9 million during the years ended December 31, 2021 and 2020, respectively. Included in our foreign currency losses were non-cash gain/(loss) of $(1.4) million and of $4.1 million during the years ended December 31, 2021 and 2020, respectively, from foreign currency exchange rate changes recorded on intercompany obligations.

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

In June 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"). Topic 848 is effective for fiscal years and interim periods beginning as of March 12, 2020 through December 31, 2022. This update provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. It is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The adoption of ASU 2020-04 did not have a material impact to our financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

There are no recently issued accounting pronouncements not yet adopted that we are aware of at this time that would have a material impact on the Company.

Note 3. Revenue

Disaggregation of Revenue

The following tables present disaggregated revenue by product and service lines and by geographical regions for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
Revenue by Products and Services	2021	2020
Contract Operations Segment:
Contract operations services (1)	$338,507	$338,423

Aftermarket Services Segment:
Operation and maintenance services (1)	$48,981	$51,123
Part sales(2)	47,050	43,503
Other services (1)	13,002	18,620
Total aftermarket services	$109,033	$113,246

Product Sales Segment(3):
Compression equipment (1)	$17,354	$86,662
Processing and treating equipment (1)	149,029	56,220
Production equipment (2)	3,446	1,176
Other product sales (1) (2)	12,876	17,334
Total product sales revenues	$182,705	$161,392

Total revenues	$630,245	$613,061

(1)
Revenue recognized over time.
(2)
Revenue recognized at a point in time.
(3)
Compression equipment includes sales to customers outside of the U.S. The compression fabrication business for sales to U.S. customers, which was previously included in our product sales segment, is now included in discontinued operations.

	Year Ended December 31,
Revenue by Geographical Regions	2021	2020
North America	$14,167	$44,671
Latin America	267,579	259,948
Middle East and Africa	302,330	226,083
Asia Pacific	46,169	82,359
Total revenues	$630,245	$613,061

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

We generally enter into contracts with our contract operations customers with initial terms ranging between three to 12 years. In many instances, we are able to renew those contracts prior to the expiration of the initial term and in other instances, we may sell the underlying assets to our customers pursuant to purchase options or negotiated sale agreements. As of December 31, 2021, we had contract operations services contracts with unsatisfied performance obligations (commonly referred to as backlog) extending through the year 2031. The total aggregate transaction price allocated to the unsatisfied performance obligations as of December 31, 2021 was approximately $1.4 billion, of which approximately $260 million is expected to be recognized in 2022, $263 million is expected to be recognized in 2023, $240 million is expected to be recognized in 2024, $218 million is expected to be recognized in 2025 and $179 million is expected to be recognized in 2026. These amounts do not include anticipated contract renewals. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past.

If the primary component of our contract operations contracts is the lease component, the contracts are accounted for as operating leases. For these contracts, revenues are recognized on a straight-line basis. As of December 31, 2021, the total value of our contract operations backlog accounted for as operating leases was approximately $495 million, of which $44 million is expected to be recognized in 2022, $104 million is expected to be recognized in 2023, $94 million is expected to be recognized in 2024 and $80 million is expected to be recognized in 2025. Contract operations revenues recognized as operating leases for the year ended December 31, 2021 was approximately $35 million.

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

Other product sales: Within our product sales segment we also provide for the sale of standard and custom water treatment equipment and floating production storage and offloading equipment and supervisor site work services. We recognize revenue from the sale of standard water treatment equipment at a point in time following the transfer of control of such equipment to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract. We recognize revenue from the sale of custom water treatment equipment and floating production and storage and offloading equipment and supervisor site work services over time based on the input method of percentage-of completion accounting whereby actual amounts incurred to date as a percentage of the estimated total is used as a basis for determining the extent to which performance obligations are satisfied.

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

As of December 31, 2021, the total aggregate transaction price allocated to the unsatisfied performance obligations for product sales contracts was approximately $316 million, of which approximately $197 million is expected to be recognized in 2022, approximately $85 million is expected to be recognized in 2023 and the remainder is expected to be recognized after 2023. Our contracts are subject to cancellation or modification at the election of the customer; however, due to our enforceable right to payment for work performed, we have not been materially adversely affected by contract cancellations or modifications in the past. Our product sales backlog includes contracts where there is a significant financing component. As of December 31, 2021, we had approximately $43 million expected to be recognized in future periods as interest income within our product sales segment.

Significant Estimates

The recognition of revenue over time based on the input method of percentage-of completion accounting depends largely on our ability to make reasonable dependable estimates related to the extent of progress toward completion of the contract, contract revenues and contract costs. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known using the cumulative catch-up method. Due to the nature of some of our contracts, developing the estimates of costs often requires significant judgment. To calculate the actual amounts incurred to date as a percentage of the estimated total, management uses significant judgment to estimate the total costs and profit expected for each project.

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

Contract Assets and Contract Liabilities

The following table provides information about accounts receivables, net, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31,
	2021	2020
Accounts receivables, net	$179,844	$198,028
Contract assets and contract liabilities:
Current contract assets	25,554	32,642
Long-term contract assets	67,822	33,563
Current contract liabilities	74,206	100,123
Long-term contract liabilities	60,608	80,499

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

During the year ended December 31, 2021, revenue recognized from contract operations services included $68.7 million of revenue deferred in previous periods. Revenue recognized during the year ended December 31, 2021 from product sales performance obligations partially satisfied in previous periods was $140.7 million, of which $27.5 million was included in billings in excess of costs at the beginning of the period. The decrease in current contract assets, the decrease in current contract liabilities and decrease in long-term contract liabilities during the year ended December 31, 2021 were primarily driven by the change in the remaining term of a contract operation services contract in the Latin America region as well as the progression of product sales projects and the timing of milestone billings in the Middle East and Africa region. The increase in long-term contract assets during the year ended December 31, 2021 was primarily driven by the progression of product sales projects and the timing of milestone billings in the Middle East and Africa region.

Costs to Fulfill a Contract

We capitalize costs incurred to fulfill our revenue contracts that (i) relate directly to the contract (ii) are expected to generate resources that will be used to satisfy the performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. As of December 31, 2021 and 2020, we had capitalized fulfillment costs of $9.5 million and $17.7 million, respectively, related to contractual obligations incurred at the completion of the commissioning phase and prior to providing services on contracts within our contract operations segment. During the year ended December 31, 2021, we recorded amortization expense for demobilization assets of $6.1 million, which is reflected in depreciation and amortization expense in our statements of operations. Capitalized fulfillment costs are included in intangible and other assets, net, in the balance sheets.

Costs to Obtain a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain commissions paid to internal sales representatives and third party agents meet the requirements to be capitalized. The amount capitalized for incremental costs to obtain contracts as of December 31, 2021 and 2020 was $6.1 million and $3.1 million, respectively. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract. Capitalized costs to obtain a contract are included in intangible and other assets, net, in the balance sheets and are amortized to selling, general and administrative expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. During the years ended December 31, 2021 and 2020, we recorded amortization expense for capitalized costs to obtain a contract of $0.6 million and $0.5 million, respectively.

Allowance for Doubtful Accounts

The Company estimates its reserves using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of accounts receivables, contract assets and long-term note receivables. The Company’s customer base have generally similar collectability risk characteristics, although larger customers may have lower risk than smaller independent customers. The allowance for doubtful accounts as of December 31, 2021 and changes for the twelve months then ended are as follows (in thousands):

Balance at December 31, 2020	$10,803
Current period increase in provision for expected credit losses	1,098
Decrease due to write-offs and collections	(1,321)
Balance at December 31, 2021	$10,580

Note 4. Leases

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

Our lease agreements are negotiated on an individual basis and contain a variety of different terms and conditions. They generally do not contain any material residual value guarantees or material restrictive covenants. Certain lease agreements include rental payments adjusted periodically for inflation. Additionally, some of our leases include one or more options to renew, with renewal terms that can extend the lease term from one month to 10 years. Options to renew our lease terms are included in determining the right-of-use asset and lease liability when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. During the year ended December 31, 2021, we recorded expenses of $8.0 million for our operating leases, of which $0.4 million of expenses related to operating leases with initial terms of 12 months or less. We do not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. As of December 31, 2021, the weighted average remaining lease term and weighted average discount rate applied for our operating leases were 8 years and 7%, respectively.

As of December 31, 2021, our lease assets and lease liabilities consisted of the following (in thousands):

Leases	Classification	December 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$21,654

Liabilities
Operating - current	Current operating lease liabilities	$4,977
Operating - noncurrent	Long-term operating lease liabilities	26,723
Total lease liabilities		$31,700

As of December 31, 2021, maturities of our operating lease liabilities consisted of the following (in thousands):

Maturity of Operating Lease Liabilities	December 31, 2021
2022	$6,585
2023	5,515
2024	4,741
2025	4,570
2026	4,612
Thereafter	13,935
Total lease payments	39,958
Less: Imputed interest	8,258
Present value of lease liabilities	$31,700

The following table provides supplemental cash flow information related to leases for the year ended December 31, 2021 (in thousands):

Cash Flow Information	Classification	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities	Net cash provided by operating activities	$733
Leased assets obtained in exchange for new operating lease liabilities	Non-cash	2,132

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

In addition, in connection with our review of options for the U.S. compression fabrication business, we reviewed the assets in this business compared to our estimate of future cash flows and recorded an impairment of $6.5 million in 2020 to adjust the carrying value to our estimate of fair market value. No impairment was recorded for 2021.

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

The following table summarizes the operating results of discontinued operations (in thousands):

	2021			2020
	Belleli	US		Belleli	US
	EPC	Compression	Total	EPC	Compression	Total
Revenue	$—	$6,147	$6,147	$2,482	$119,928	$122,410
Cost of sales (excluding depreciation and amortization expense)	(1,126)	7,497	6,371	(382)	113,248	112,866
Selling, general and administrative	723	413	1,136	(316)	9,901	9,585
Depreciation and amortization	—	—	—	—	1,767	1,767
Impairments	—	—	—	—	6,512	6,512
Restructuring and other charges	—	305	305	—	7,708	7,708
Interest expense	145	—	145	—	—	—
Other (income) expense, net	37	59	96	(292)	(650)	(942)
Provision for (benefit from) income taxes	(122)	—	(122)	186	—	186
Income (loss) from discontinued operations, net of tax	$343	$(2,127)	$(1,784)	$3,286	$(18,558)	$(15,272)

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	December 31, 2021			December 31, 2020
	Belleli EPC	US Compression	Total	Belleli EPC	US Compression	Total
Accounts receivable	$268	$—	$268	$268	$3,171	$3,439
Inventory	—	14,853	14,853	—	21,107	21,107
Contract assets	—	271	271	—	458	458
Other current assets	166	—	166	213	108	321
Total current assets associated with discontinued operations	434	15,124	15,558	481	24,844	25,325
Property, plant and equipment, net	—	—	—	—	—	—
Intangible and other assets, net	1,689	—	1,689	1,606	—	1,606
Total assets associated with discontinued operations	$2,123	$15,124	$17,247	$2,087	$24,844	$26,931

Accounts payable	$35	$90	$125	$139	$5,093	$5,232
Accrued liabilities	1,578	376	1,954	2,939	5,037	7,976
Contract liabilities	198	22	220	197	302	499
Total current liabilities associated with discontinued operations	1,811	488	2,299	3,275	10,432	13,707
Other long-term liabilities	694	372	1,066	765	1,377	2,142
Total liabilities associated with discontinued operations	$2,505	$860	$3,365	$4,040	$11,809	$15,849

Note 6. Inventory

Inventory consisted of the following amounts (in thousands):

	December 31,
	2021	2020
Parts and supplies	$61,379	$65,576
Work in progress	38,528	41,020
Finished goods	2,587	3,241
Inventory	$102,494	$109,837

We recorded inventory write-downs for obsolete or slow moving inventory of $2.2 million during the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, we had inventory reserves of $8.0 million and $7.7 million, respectively.

Note 7. Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31,
	2021	2020
Compression equipment, processing facilities and other contract operations assets	$1,519,855	$1,562,528
Land and buildings	51,066	50,908
Transportation and shop equipment	53,371	54,763
Computer software	65,298	54,486
Other	41,061	40,305
	1,730,651	1,762,990
Accumulated depreciation	(1,125,694)	(1,029,768)
Property, plant and equipment, net	$604,957	$733,222

Depreciation expense was $165.8 million and $135.8 million during the years ended December 31, 2021 and 2020, respectively. Assets under construction of $34.0 million and $73.4 million as of December 31, 2021 and 2020, respectively, were primarily related to our contract operations business. During the years ended December 31, 2021 and 2020, we capitalized $0.7 million and $0.8 million of interest related to construction in process, respectively.

Note 8. Intangible and Other Assets, Net

Intangible and other assets, net, consisted of the following (in thousands):

	December 31,
	2021	2020
Intangible assets, net	$2,938	$4,138
Deferred financing costs	3,081	4,762
Long-term tax receivables	5,946	7,790
Long-term notes receivable	25,128	16,801
Long-term deposits	12,160	13,290
Contract fulfillment costs	9,460	17,745
Contract obtainment costs	6,142	3,078
Other	2,151	3,832
Intangibles and other assets, net	$67,006	$71,436

Intangible assets and deferred financing costs consisted of the following (in thousands):

	December 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred financing costs (1)	$13,998	$(10,917)	$13,998	$(9,236)
Customer related (17-20 year life)	33,544	(31,031)	39,649	(36,174)
Contract based (2-11 year life)	43,082	(42,657)	44,707	(44,044)
Intangible assets and deferred financing costs	$90,624	$(84,605)	$98,354	$(89,454)

(1)
Represents debt issuance costs relating to our revolving credit facility. See Note 10 for further discussion regarding our revolving credit facility.

Amortization of deferred financing costs related to our revolving credit facility totaled $1.7 million and $1.8 million during the years ended December 31, 2021 and 2020, respectively, and was recorded to interest expense in our statements of operations. Amortization of intangible assets totaled $1.4 million and $1.6 million during the years ended December 31, 2021 and 2020, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2022	$953
2023	806
2024	898
2025	48
2026	51
Thereafter	182
Total	$2,938

Note 9. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued salaries and other benefits	$46,229	$35,112
Accrued income and other taxes	27,665	21,260
Accrued demobilization costs	25,483	14,223
Accrued warranty expense	2,760	2,425
Accrued interest	5,464	5,577
Accrued other liabilities	30,224	15,807
Accrued liabilities	$137,825	$94,404

Our warranty expense was $1.0 million and $1.6 million during the years ended December 31, 2021 and 2020, respectively.

Note 10. Debt

Debt consisted of the following (in thousands):

	December 31,
	2021	2020
Revolving credit facility due October 2023	$225,000	$216,500
8.125% senior notes due May 2025	350,000	350,000
Other debt	1,397	—
Unamortized deferred financing costs of 8.125% senior notes	(3,212)	(4,175)
Total debt	573,185	562,325
Less: Amounts due within one year (1)	(1,397)	—
Long- term debt	$571,788	$562,325

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

As of December 31, 2021, we had $225.0 million in outstanding borrowings and $52.2 million in outstanding letters of credit under our revolving credit facility. At December 31, 2021, taking into account guarantees through outstanding letters of credit, we had undrawn capacity of $372.8 million under our revolving credit facility. Our Amended Credit Agreement limits our Total debt to EBITDA ratio (as defined in the Amended Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $160.4 million of the $372.8 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of December 31, 2021.

Revolving borrowings under the Amended Credit Agreement bear interest at a rate equal to, at our option, either the Base Rate or LIBOR (or EURIBOR, in the case of Euro-denominated borrowings) plus the applicable margin. “Base Rate” means the greatest of (a) the prime rate, (b) the federal funds effective rate plus 0.50% and (c) one-month LIBOR plus 1.00%. The applicable margin for revolving borrowings varies (i) in the case of LIBOR and EURIBOR loans, from 2.00% to 3.00% and (ii) in the case of Base Rate loans, from 1.00% to 2.00%, and in each case will be determined based on a total leverage ratio pricing grid. The weighted average annual interest rate on outstanding borrowings under the revolving credit facility at December 31, 2021 and 2020 was 3.1%, and 3.2% respectively.

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

Unamortized Debt Financing Costs

In connection with the issuance of the 2017 Notes, we incurred transaction costs of $7.9 million related to the issuance of the 2017 Notes. These costs are presented as a direct deduction from the carrying value of the 2017 Notes and are being amortized over the term of the 2017 Notes. Amortization of deferred financing costs relating to the 2017 Notes totaled $1.0 million during each of the years ended December 31, 2021 and 2020, and was recorded to interest expense in our statements of operations. During the year ended December 31, 2020, we incurred transaction costs of approximately $0.8 million related to the amendment of our revolving credit facility. Debt issuance costs relating to our revolving credit facility are included in intangible and other assets, net, and are being amortized over the term of the facility. See Note 8 for further discussion regarding the amortization of deferred financing costs related to our revolving credit facility.

Debt Compliance

The Amended Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Amended Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Amended Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Amended Credit Agreement) of 2.75 to 1.00. As of December 31, 2021, we were in compliance with all financial covenants under the Amended Credit Agreement.

Debt Maturity Schedule

Contractual maturities of debt (excluding interest to be accrued thereon) at December 31, 2021 are as follows (in thousands):

December 31, 2021
2022	$1,397
2023	225,000
2024	—
2025	350,000
2026	—
Thereafter	—
Total debt (1)	$576,397

(1)
This amount includes the full face value of the 2017 Notes and does not include unamortized debt financing costs of $3.2 million as of December 31, 2021.

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

Recurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, with pricing levels as of the date of valuation (in thousands):

	December 31, 2021			December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Foreign currency derivatives liabilities	$—	$—	$—	$—	$—	$247

We are exposed to market risks associated with changes in foreign currency exchange rates, including foreign currency exchange rate changes recorded on intercompany obligations. From time to time, we may enter into foreign currency hedges to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on our balance sheets including intercompany activity. As of December 31, 2021 we were a party to forward currency exchange contracts to mitigate exposure to the Argentine Peso. These contracts have a notional amount of zero as they settle on a daily basis and are cancellable at any time As of December 31, 2020, we were a party to forward currency exchange contracts to mitigate exposures to the Argentine Peso and Indonesian Rupiah with a total notional value of $23.5 million. These contracts expired at varying dates through February 2021. We did not designate these forward currency exchange contracts as hedge transactions. Changes in fair value and gains and losses on settlement on these forward currency exchange contracts are recognized in other (income) expense, net, in our statements of operations. As the December 31, 2021 contracts settle on a daily basis, it was not necessary to estimate the fair value of the current year foreign currency derivatives as nothing was recorded on the balance sheet as of December 31, 2021. For December 31, 2020, our estimate of fair value of foreign currency derivatives was determined using quoted forward exchange rates in active markets at December 31, 2020. Foreign currency derivative amounts as of December 31, 2020 were included in other accrued liabilities in our balance sheet. During the years ended December 31, 2021 and 2020, we recognized a loss of $3.8 million and $0.4 million, respectively, on forward currency exchange contracts.

Nonrecurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021			December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets (1)	$—	$—	$—	$—	$—	$464
Long-term note receivable (2)	—	—	12,854	—	—	11,333

(1)
Our estimate of the fair value of the impaired long-lived assets as of December 31, 2020 were primarily based on the expected net sale proceeds compared to other fleet units we sold and/or our estimate of fair value based on offers to purchase such assets; and the proceeds to be received from the customer.
(2)
Our estimate of the fair value of a note receivable was discounted based on a settlement period of eight years and a discount rate of 12.5%. The undiscounted value of the note receivable, including interest, as of December 31, 2021 was $17.1 million.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables and debt. At December 31, 2021 and 2020, the estimated fair values of cash, restricted cash, receivables and payables approximated their carrying amounts as reflected in our balance sheets due to the short-term nature of these financial instruments.

The fair value of the 2017 Notes was estimated based on model derived calculations using market yields observed in active markets, which are Level 2 inputs. As of December 31, 2021 and 2020, the carrying amount of the 2017 Notes, excluding unamortized deferred financing costs, of $350.0 million for both years was estimated to have a fair value of $326.6 million and $297.0 million, respectively. Due to the variable rate nature of our revolving credit facility, the carrying value as of December 31, 2021 approximated the fair value as the rate was comparable to the then-current market rate at which debt with similar terms could have been obtained.

Note 12. Impairments

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the second quarter of 2021, we determined that there was no visibility to continuing a contract with a customer in the Latin America region. This contract included installation costs, deferred start-up costs and demobilization costs that were previously capitalized where it is highly unlikely we will generate future cash flows. As a result, we recorded an $8.0 million asset impairment to reduce the book value of these assets to zero, which is its estimated fair value as of December 31, 2021.

During the year ended December 31, 2020, in an effort to generate cash from idle assets and reduce holding costs, we reviewed the future deployment of our idle assets used in our contract operations segment for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that certain idle compressor units and other assets would be retired from future service. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $10.0 million asset impairment to reduce the book value of each unit to its estimated fair value during the year ended December 31, 2020. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value or scrap value of each compressor unit.

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

Note 13. Restructuring and Other Charges

In January 2022, Enerflex and Exterran announced a proposed merger to create an integrated global provider of energy infrastructure. As a result of this deal, we have already started incurring legal and other costs and will continue to incur such costs until the deal is finalized, which we expect to happen in the second or third quarter of 2022. We incurred restructuring and other charges associated with these activities of $1.1 million for the year ended December 31, 2021. These charges are reflected as restructuring and other charges in our statements of operations and accrued liabilities on our balance sheets. We estimate the total restructuring charges related to this plan will be approximately $15-20 million and represents our best estimate based on the facts and circumstances known at this time.

The energy industry’s focus on cash flow, capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the third quarter of 2019, we announced a cost reduction plan primarily focused on workforce reductions. We incurred restructuring and other charges associated with these activities of $0.2 million and $3.6 million for the years ended December 31, 2021 and 2020, respectively. These charges are reflected as restructuring and other charges in our statements of operations and accrued liabilities on our balance sheets. The cost reduction plan is substantially complete as of the end of 2021.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the years ended December 31, 2020 and 2021 (in thousands):

	Cost	Business
	Reduction Plan	Combination Plan	Total
Ending balance at January 1, 2020	$2,281	$—	$2,281
Additions for costs expensed	3,550	—	3,550
Reductions for payments	(4,178)	—	(4,178)
Foreign exchange impact	(302)	—	(302)
Ending balance at December 31, 2020	1,351	—	1,351
Additions for costs expensed	194	1,144	1,338
Reductions for payments	(1,428)	—	(1,428)
Foreign exchange impact	56	—	56
Ending balance at December 31, 2021	$173	$1,144	$1,317

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Employee termination benefits	$123	$986
Consulting fees	—	2,564
Legal Fees	71	—
Total restructuring and other charges	$194	$3,550

The following table summarizes the components of charges included in restructuring and other charges incurred since the start of the business combination plan in the fourth quarter of 2021 (in thousands):

Total
Legal fees	1,144
Total restructuring and other charges	$1,144

The following table summarizes the components of charges included in restructuring and other charges incurred since the announcement of the cost reduction plan in the second quarter of 2019 (in thousands):

Total
Employee termination benefits	$6,365
Consulting fees	3,205
Legal fees	71
Total restructuring and other charges	$9,641

Note 14. Provision for Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	Years Ended December 31,
	2021	2020
United States	$(67,789)	$(56,163)
Foreign	(12,897)	(1,453)
Loss before income taxes	$(80,686)	$(57,616)

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020
Current tax provision (benefit):
U.S. federal	$(118)	$(542)
State	190	70
Foreign	27,240	23,783
Total current	27,312	23,311
Deferred tax provision (benefit):
U.S. federal	—	(351)
State	(92)	(37)
Foreign	3,018	5,480
Total deferred	2,926	5,092
Provision for income taxes	$30,238	$28,403

The provision for income taxes for 2021 and 2020 resulted in effective tax rates on continuing operations of (37.5)% and (49.3)%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate are as follows (in thousands):

	Years Ended December 31,
	2021	2020
Income taxes at U.S. federal statutory rate of 21%	$(16,944)	$(12,099)
U.S. foreign tax credits	10,891	12,599
Unrecognized tax benefits	3,869	10,059
Change in valuation allowances	11,472	(13,331)
Nondeductible expenses	6,638	5,326
Change in tax rate	(1,297)	2,256
Foreign tax rate differential	(2,465)	4,079
Deferred tax adjustments	(807)	6,183
Foreign exchange differences	6,757	11,598
Withholding tax, net of U.S. benefit	3,227	3,651
Deemed and actual distributions	3,017	307
Return to provision adjustments	3,758	(414)
Other	2,122	(1,811)
Provision for income taxes	$30,238	$28,403

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

	Years Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$79,090	$73,377
Foreign tax credit carryforwards	58,269	69,160
Research and development credit carryforwards	31,734	31,734
Other business credit carryforwards	13,000	12,521
Deferred revenue	16,149	29,608
Accrued liabilities	13,610	8,354
Other	21,604	21,059
Subtotal	233,456	245,813
Valuation allowances	(207,724)	(197,725)
Total deferred tax assets	25,732	48,088
Deferred tax liabilities:
Property, plant and equipment	(13,333)	(33,919)
Other	(5,649)	(6,317)
Total deferred tax liabilities	(18,982)	(40,236)
Net deferred tax assets	$6,750	$7,852

At December 31, 2021, we had U.S. federal net operating loss carryforwards of approximately $144.7 million that are available to offset future taxable income. If not used, the carryforwards begin to expire in 2036. We also had approximately $158 million of net operating loss carryforwards in certain foreign jurisdictions (excluding discontinued operations), approximately $75.5 million of which has no expiration date, $15.8 million of which is subject to expiration from 2022 to 2026, and the remainder of which expires in future years through 2041. Our foreign jurisdictions in which we had significant net operating loss carryforwards include Brazil, Mexico, Canada, and Singapore. Foreign tax credit carryforwards of $58.3 million and research and development credits carryforwards of $31.3 million are available to offset future payments of U.S. federal income tax. The foreign tax credits will expire in varying amounts beginning in 2022 and research and development credits will expire in varying amounts beginning in 2028.

We record valuation allowances when it is more-likely-than-not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the appropriate taxing jurisdictions in the future. If we do not meet our expectations with respect to taxable income, we may not realize the full benefit from our deferred tax assets which would require us to record a valuation allowance in our tax provision in future years. Management assesses all available positive and negative evidence to estimate our ability to generate sufficient future taxable income of the appropriate character, and in the appropriate taxing jurisdictions, to permit use of our existing deferred tax assets. A significant piece of objective negative evidence is a cumulative loss incurred over a three-year period in a taxing jurisdiction. Prevailing accounting practice is that such objective evidence would limit the ability to consider other subjective evidence, such as our projections for future growth. As of December 31, 2021, the majority of our valuation allowances are related to deferred tax assets in the U.S., Brazil, Nigeria, Canada and Mexico.

We consider the earnings of many of our foreign subsidiaries to be indefinitely reinvested, and accordingly, as of December 31, 2021, we have not provided for taxes on approximately $229.5 million of cumulative undistributed foreign earnings. If we were to make a distribution from the unremitted earnings of these subsidiaries, we could be subject to taxes payable to various jurisdictions. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences is not practicable. We also have cumulative undistributed foreign earnings of $306.1 million which we do not consider to be indefinitely reinvested and have provided deferred taxes with respect to these earnings to the extent the distributions would be taxable. If our expectations were to change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated statement of financial position, results of operations or cash flows.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including discontinued operations) is shown below (in thousands):

	Years Ended December 31,
	2021	2020
Beginning balance	$31,215	$23,339
Additions based on tax positions related to prior years	531	8,151
Additions based on tax positions related to current year	4,299	275
Reductions based on settlement with government authority	(390)	—
Reductions based on lapse of statute of limitations	(871)	(550)
Ending balance	$34,784	$31,215

We had $34.8 million and $31.2 million of unrecognized tax benefits at December 31, 2021 and 2020, respectively, which if recognized, would affect the effective tax rate (except for amounts that would be reflected in income (loss) from discontinued operations, net of tax). We have accrued $2.9 million and $3.3 million of interest and penalties associated with unrecognized tax benefits as of December 31, 2021 and 2020, respectively. We have released $(0.2) million and recorded $1.3 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions (including discontinued operations) during December 31, 2021 and 2020, respectively. To the extent interest and penalties are not assessed with respect to unrecognized tax benefits, amounts accrued will be reduced and reflected as reductions in income tax expense.

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

We believe it is reasonably possible that a decrease of up to approximately $0.9 million in unrecognized tax benefits may be necessary on or before December 31, 2022 due to the cash and non-cash settlement of audits and the expiration of statutes of limitations. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from these estimates.

Note 15. Stockholders’ Equity

Preferred Stock

We have authorized 50.0 million shares of preferred stock, $0.01 par value per share, none of which was issued and outstanding at December 31, 2021. Our board of directors is authorized to determine the rights, preferences, and restrictions on any series of preferred stock that we may issue.

Common Stock

We have authorized 250.0 million shares of common stock, $0.01 par value per share, of which 38,064,007 and 33,323,609 shares are issued and outstanding at December 31, 2021, respectively. Each share of common stock is entitled to a single vote. We have not declared or paid any dividends through December 31, 2021.

Share Repurchase Program

On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the years ended December 31, 2021 and 2020, we did not repurchase any shares under this program. As of December 31, 2021, the remaining authorized repurchase amount under the share repurchase program was $57.7 million.

Additionally, treasury stock purchased during the years ended December 31, 2021 and 2020 included shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards.

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in stockholders’ equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income consists of foreign currency translation adjustments.

The following table presents the changes in accumulated other comprehensive income, net of tax, during the years ended December 31, 2020 and 2021 (in thousands):

Foreign Currency Translation Adjustment
Accumulated other comprehensive income, January 1, 2020	$35,346
Loss recognized in other comprehensive loss	(14,438)
Accumulated other comprehensive income, December 31, 2020	$20,908
Loss recognized in other comprehensive loss	(1,764)
Accumulated other comprehensive income, December 31, 2021	$19,144

Note 16. Stock-Based Compensation and Awards

Stock Incentive Plan

On February 20, 2020, our compensation committee and board of directors each approved the Exterran Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan replaced the Exterran Corporation 2015 Stock Incentive Plan and the Exterran Corporation 2015 Directors’ Stock and Deferral Plan, and became effective on May 8, 2020. The 2020 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and dividend equivalents rights to employees, directors and consultants of Exterran Corporation. Under the 2020 Plan, members of our board of directors may elect, on an annual basis, to receive 25%, 50%, 75% or 100% of their annual retainer (the “Retainer”) in shares of our common stock in lieu of cash. The number of shares of our common stock issued to each director who elects to have a portion of their Retainer paid in shares in lieu of cash is determined by dividing the applicable dollar amount of such portion by the closing sales price per share of our common stock on the last trading day of the quarter. Any portion of the Retainer paid in cash will be paid to the director following the close of the calendar quarter for which such Retainer were earned. Under the 2020 Plan, members of the board of directors who elect to receive the Retainer in the form of shares may also elect to defer the receipt of the Retainer until a later date. The maximum aggregate number of shares of our common stock that may be issued under the 2020 Plan is 1,857,514 shares, of which 1,557,450 shares were available to be issued under the plan as of December 31, 2021. Awards granted under the 2020 Plan that are subsequently cancelled, terminated or forfeited are available for future grant.

Stock-based compensation expense relates to awards to employees, directors and consultants of Exterran Corporation. We account for forfeitures as they occur rather than applying an estimated forfeiture rate. The following table presents the stock-based compensation expense included in our results of operations (in thousands):

	Years Ended December 31,
	2021	2020
Stock options	$—	$—
Restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units	8,085	6,229
Restructuring and other charges—stock-based compensation expense	—	—
Total stock-based compensation expense	$8,085	$6,229

Stock Options

Stock options are granted at fair market value at the grant date, are exercisable according to the vesting schedule established and generally expire no later than 10 years after the grant date. Stock options generally vest one-third per year on each of the first three anniversaries of the grant date. There were no stock options granted during the years ended December 31, 2021 and 2020.

The table below presents the changes in stock option awards for our common stock during the year ended December 31, 2021.

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2021	30	$32.50	0.2	$—
Granted	—	—
Exercised	—	—
Cancelled	(30)	32.50
Options outstanding, December 31, 2021	—	—	0.0	$—
Options exercisable, December 31, 2021	—	—	0.0	—

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

The table below presents the changes in restricted stock, restricted stock units and performance units for our common stock during the year ended December 31, 2021.

	Equity Awards		Liability Awards
	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2021	320	$16.02	1,198	$9.35
Granted	246	4.73	1,446	4.84
Vested	(342)	11.84	(371)	14.02
Cancelled	(14)	17.34	(99)	6.19
Non-vested awards, December 31, 2021	210	9.51	2,174	5.70

As of December 31, 2021, we estimate $3.7 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance units issued to our employees to be recognized over the weighted-average vesting period of 1.0 years.

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

The following table presents a reconciliation of basic and diluted net loss per common share for the years ended December 31, 2021 and 2020 (in thousands, except per share data):

	Years Ended December 31,
	2021	2020
Numerator for basic and diluted net loss per common share:
Loss from continuing operations	$(110,924)	$(86,019)
Income (loss) from discontinued operations, net of tax	(1,784)	(15,272)
Less: Net income attributable to participating securities	—	—
Net loss — used in basic and diluted net loss per common share	$(112,708)	$(101,291)

Weighted average common shares outstanding including participating securities	33,353	33,137
Less: Weighted average participating securities outstanding	(312)	(387)
Weighted average common shares outstanding — used in basic net loss per common share	33,041	32,750
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	*
Weighted average common shares outstanding — used in diluted net loss per common share	33,041	32,750

Net loss per common share:
Basic and diluted	$(3.41)	$(3.09)

* Excluded from diluted net income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable for the years ended December 31, 2021 and 2020 that were excluded from computing diluted net income (loss) per common share as their inclusion would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2021	2020
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	—	37
Net dilutive potential common shares issuable	—	37

Note 18. Retirement Benefit Plan

Our 401(k) retirement plan provides for optional employee contributions for certain employees who are U.S. citizens up to the Internal Revenue Service limit and discretionary employer matching contributions. We made discretionary matching contributions to each participant’s account at a rate of (i) 100.0% of each participant’s first 2% of contributions plus (ii) 50% of each participant’s contributions up to the next 4% of eligible compensation. Costs incurred for employer matching contributions of $1.1 million and $2.2 million during the years ended December 31, 2021 and 2020, respectively, are presented as selling, general and administrative expense in our statements of operations.

Note 19. Commitments and Contingencies

Contingencies

In addition to guarantees issued under our credit facility, we have agreements with financial institutions under which approximately $47.4 million of letters of credit or bank guarantees were outstanding as of December 31, 2021. These are put in place in certain situations to guarantee our performance obligations under contracts with counterparties.

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of December 31, 2021 and 2020, we had accrued $1.9 million and $3.5 million, respectively, for the outcomes of non-income-based tax audits. We had related indemnification receivables from Archrock of $1.5 million as of December 31, 2020 and no indemnification receivables from Archrock as of December 31, 2021. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income-based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

Litigation and Claims

On December 19, 2020, we initiated arbitration in the International Court of Arbitration of the International Chamber of Commerce against Iberoamericana de Hidrocarburos, S.A. De C.V. (“IHSA”) to collect approximately $38 million owed to us under three agreements, plus future lost profits, interest, attorneys’ fees, and other damages as allowed under the contracts and/or Mexican law. The three agreements relate to contract operation services provided to IHSA by Exterran. After we stopped providing services due to IHSA’s nonpayment, on December 29, 2020, IHSA filed a lawsuit in the 129th Judicial District Court of Harris County, Texas, for tortious interference with a contract and prospective business relationships, claiming damages for lost profits, lost production, loss of equipment, loss of business opportunity, damage to business reputation and attorneys’ fees. On March 2, 2021, after we moved IHSA's lawsuit to the United States District Court for the Southern District of Texas, IHSA voluntarily dismissed the lawsuit. On May 11, 2021, IHSA again filed a similar claim in the 164th Judicial District Court of Harris County, Texas, for tortious interference with a contract and prospective business relationships, seeking damage in excess of $1 million. We moved IHSA's lawsuit to the United States District Court for the Southern District of Texas, where it is currently pending. The court granted Exterran's motion to compel arbitration and stayed the lawsuit. On April 27, 2021, IHSA answered Exterran's request for arbitration before the ICC and included a counterclaim for approximately $27 million allegedly resulting from breach of contract, operational deficiencies, lost production and lost profit. On September 13, 2021, IHSA served Exterran with a lawsuit filed with a court in Mexico seeking approximately $4.5 million for allegedly missing or damaged equipment. We filed a motion with the court in Mexico to compel IHSA to bring its claims in arbitration. Our motion remains pending before the court in Mexico. In addition, IHSA has orally threatened to draw certain bonds totaling approximately $12 million under one of the contracts for contract operation services. Based on currently available information we believe IHSA's claims are without merit. However, Exterran and IHSA's claims are in the early stages and the results cannot be predicted with certainty.

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

On February 24, 2022, the Local Labor Board of the State of Tabasco in Mexico awarded a former employee of one of our subsidiaries approximately $119 million in connection with a dispute relating to the employee's severance pay following his termination of employment. In March 2015, one of our subsidiaries terminated the employment of this employee and paid him the undisputed portion of his severance pay. This former employee subsequently filed a claim with the Local Labor Board alleging that he is entitled to additional compensation.

We believe the order of the Local Labor Board is in error and the employee's case is completely without merit. More specifically, we believe that the Local Labor Board's errors include, but are not limited to, failing to follow established Mexican law, ignoring undisputed factual admissions of the former employee, and confusing amounts in US dollars and Mexican pesos. As a result, we intend to appeal the order. While it is reasonably possible that we will incur some loss with respect to this matter, the Company believes that the ultimate resolution of this matter will not be material to the Company. We determined it is not probable that Exterran has incurred a loss under the applicable accounting standard (ASC Topic 450, Contingencies) as of December 31, 2021. As a result, we have not recorded a liability on the consolidated balance sheet with respect to this litigation.

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

Pursuant to the separation and distribution agreement, EESLP contributed to a subsidiary of Archrock, Inc. (“Archrock”) the right to receive payments based on a notional amount corresponding to payments received by our subsidiaries from PDVSA Gas, S.A. (“PDVSA Gas”) in respect of the sale of our joint ventures’ previously nationalized assets promptly after such amounts are collected by our subsidiaries. Our balance sheets do not reflect this contingent liability to Archrock or the amount payable to us by PDVSA Gas as a receivable. As of December 31, 2021, the remaining principal amount due to us from PDVSA Gas in respect of the sale of our joint ventures’ previously nationalized assets was approximately $4 million. In subsequent periods, the recognition of a liability, if applicable, resulting from this contingency to Archrock is expected to impact equity, and as such, is not expected to have an impact on our statements of operations.

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

During the year ended December 31, 2021, Pearl Petroleum accounted for approximately 20%, and Petroleo Brasileiro, S.A. accounted for approximately 19% of our total revenue. During the year ended December 31, 2020, Petroleo Brasileiro, S.A. accounted for approximately 15%, and Pearl Petroleum accounted for 3% of our total revenue. No other customer accounted for more than 10% of our revenue in 2021 and 2020.

The following table presents revenue and other financial information by reportable segment for the years ended December 31, 2021 and 2020 (in thousands):

	Contract Operations	Aftermarket Services	Product Sales (4)	Reportable Segments Total	Other (1)	Total (2)
2021:
Revenue	$338,507	$109,033	$182,705	$630,245	$—	$630,245
Adjusted gross margin (3)	228,947	23,839	23,680	276,466	—	276,466
Total assets	590,100	23,337	86,756	700,193	461,757	1,161,950
Capital expenditures	27,826	133	168	28,127	11,426	39,553

2020:
Revenue	$338,423	$113,246	$161,392	$613,061	$—	$613,061
Adjusted gross margin (3)	233,041	25,531	3,294	261,866	—	261,866
Total assets	722,973	25,699	107,336	856,008	420,552	1,276,560
Capital expenditures	67,419	313	839	68,571	7,040	75,611

(1)
Includes corporate related items.
(2)
Totals exclude assets, capital expenditures and the operating results of discontinued operations.
(3)
Adjusted gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense).
(4)
The U.S. compression fabrication business that was previously included in our product sales segment it is now included in discontinued operations.

The following table presents assets from reportable segments reconciled to total assets as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Assets from reportable segments	$700,193	$856,008
Other assets (1)	461,757	420,552
Assets associated with discontinued operations	17,247	26,931
Total assets	$1,179,197	$1,303,491

(1)
Includes corporate related items.

The following tables present geographic data by country as of and for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Revenue:
Iraq	$146,136	$39,697
Argentina	99,635	103,687
Bolivia	74,007	46,737
Brazil	61,129	67,685
Oman	60,411	71,753
Thailand	35,174	67,577
U.S.	13,996	44,632
Other international	139,757	171,293
Total	$630,245	$613,061

	December 31,
	2021	2020
Property, plant and equipment, net:
Oman	$184,973	$183,776
Argentina	129,625	148,772
Nigeria	75,488	59,564
Bolivia	60,215	112,744
U.S. and other International	154,656	228,366
Total	$604,957	$733,222

The following table reconciles total gross margin to total adjusted gross margin (in thousands):

	Years Ended December 31,
	2021	2020
Revenues	$630,245	$613,061
Cost of sales (excluding depreciation and amortization expenses)	353,779	351,195
Depreciation and amortization (1)	167,793	139,107
Total gross margin	108,673	122,759
Depreciation and amortization (1)	167,793	139,107
Total adjusted gross margin	$276,466	$261,866

(1)
Represents the portion only attributable to cost of sales.

EXTERRAN CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheets
December 31, 2021	$10,803	$1,098	$1,321	(1)	$10,580
December 31, 2020	6,019	4,784	—	(1)	10,803
Allowance for deferred tax assets not expected to be realized
December 31, 2021	$197,725	$15,302	$5,303	(2)	$207,724
December 31, 2020	213,034	4,780	20,089	(2)	197,725

(1)
Uncollectible accounts written off, net of recoveries.
(2)
Reflects expected realization of deferred tax assets and amounts credited to other accounts for stock-based compensation excess tax benefits, expiring net operating losses, changes in tax rates and changes in currency exchange rates.

S-1