Form 10-K/A
period 2021-12-31
Exterran Corp
filed 2022-04-29
CIK 1635881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Number of shares of the common stock of the registrant outstanding as of April 26, 2022: 33,315,011 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Auditor Firm ID: PCAOB ID 271	Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: Houston, Texas

EXPLANATORY NOTE

On March 2, 2022, Exterran Corporation (“Exterran”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”). Exterran is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A) in order to include the information required by Part III, Items 10 through 14 for Form 10-K. This information was previously omitted from the Original Form 10-K consistent with General Instruction G(3) to Form 10-K. Exterran is filing this amendment because we do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2021. In connection with the filing of the Form 10-K/A and pursuant to the rules of the SEC, we are including with the Form 10-K/A new certifications by our principle executive and principal financial officers. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date of the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K other than expressly indicated in this Form 10-K/A. In this Form 10-K/A , unless the context indicates otherwise, the terms “Company,” “our,” “we” or “us” refer to Exterran. Other defined terms used in this Form 10-K/A but not defined herein shall have the meaning specified for such terms in the Original Form 10-K.

All statements in this Form 10-K/A that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “opportunity,” “goals,” or “should,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties including but not limited to the risk factors discussed in the Original Form 10-K, that could cause actual results to differ materially from those anticipated in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Our views and the events, conditions and circumstances on which these future forward-looking statements are based, may change.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

BOARD OF DIRECTORS

The Board of Directors of Exterran (the "Board") is composed of eight directors as of the filing date of this Form 10-K/A. The following is the complete list of individuals who comprise our Board and Board Committees as of April 29, 2022 and contains information regarding each director, including professional highlights and qualifications.

WILLIAM M. GOODYEAR

Professional Highlights

Rush University Medical Center

Vice Chairman and Trustee, 2019 - present

Chairman and Trustee, 2013 - 2019

Navigant Consulting, Inc., a specialized global consulting firm

Executive Chairman of the Board, 2000 - 2014

Chief Executive Officer, 2000 - 2012

Bank of America

Chairman and Chief Executive Officer, Bank of America Illinois

President, Bank of America’s Global Private Bank, 1994 - 1999

Continental Bank (subsequently Bank of America)

Vice Chairman, Board of Directors, 1990 - 1994

Management, European and Asian Operations, 1985 - 1990

Various management positions, 1972 - 1985

Current Public Company Directorships

•
Enova International, Inc.

Skills and Qualifications

•
Enterprise Risk Management
•
Executive Leadership/HCM
•
Financial Expertise or Literacy
•
Geographic Experience

Education

•
B.B.A., The University of Notre Dame
•
M.B.A, Amos Tuck School of Business at Dartmouth College

Other Positions

•
Board of Trustees, The University of Notre Dame
•
Board of Trustees, The Museum of Science and Industry-Chicago
•
Director, Ardent Health Services, an acute care hospital system

Director Since October 2015 Lead Independent Director Exterran Board Committees • Audit (Chair) • Human Capital & Compensation
Nationality: United States Age: 73

JAMES C. GOUIN

Professional Highlights

Tower International, Inc., a global manufacturer of engineered automotive products

Chief Executive Officer and Director, 2017 - 2019

President, 2016 - 2019

Executive Vice President and Chief Financial Officer, 2007 - 2016

FTI Consulting, Inc., a business advisory firm

Senior Managing Director, Corporate

Financial Practice Group, 2007

Ford Motor Company

Vice President, Finance, Strategy and Business Development International Operations, 2006 - 2007

Vice President, Finance and Global Corporate Controller, 2003 - 2006

Current Public Company Directorships

•
Algoma Steel, Inc.

Skills and Qualifications

•
Enterprise Risk Management
•
Executive Leadership/HCM
•
Financial Expertise or Literacy
•
Geographic Experience

Education

•
B.B.A., The Detroit Institute of Technology
•
M.B.A., The University of Detroit Mercy

Other Positions

•
Chairman of the Board, Vista Maria, a non-profit corporation, 2005 - 2019
•
Board of Trustees, University of Detroit Mercy, 2015 - 2017

Director Since November 2015 Independent Exterran Board Committees • Audit • Human Capital & Compensation
Nationality: Canada Age: 62

JOHN P. RYAN

Professional Highlights

Dresser, Inc., a global provider of flow control products, measurement systems and other infrastructure technologies

President and Chief Executive Officer, 2007 - 2011

President and Chief Operating Officer, 2004 - 2007

Wayne Division, Dresser Inc.

President, 1996 - 2004

Vice President, 1991 - 1996

Skills and Qualifications

•
Energy Industry Experience
•
Enterprise Risk Management
•
Financial Expertise or Literacy

Education

•
B.A., Villanova University

Other Positions

•
Ex-Officio Director, The Village of Hope
•
Director, Hudson Products, Inc., a provider of heat transfer equipment, 2008 - 2017
•
Director, Wayne Fueling Systems, Inc., a global supplier of fuel dispensers, payment terminals and other measurement and control solutions, 2014 - 2016
•
Director, FlexEnergy, LLC, a provider of oil field turbine generators and environmental solutions, 2012 - 2013

Director Since October 2015 Independent Exterran Board Committees • Audit • Human Capital & Compensation
Nationality: United States Age: 70

CHRISTOPHER T. SEAVER

Professional Highlights

Hydril Company, an oil and gas service company

Chairman of the Board, 2006 - 2007

Chief Executive Officer and Director, 1997-2007

President, 1993 - 2007

Various domestic and international management positions, 1985 - 1993

Paul, Hastings, Janofsky & Walker LLP, an international law firm

Corporate and securities attorney, 1980 - 1985

Foreign Service Officer, U.S. State Department (postings in Kinshasa, Republic of Congo and Bogotá, Colombia), 1970 - 1974

Current Public Company Directorships

•
Oil States International, Inc.
•
McCoy Global, Inc.

Skills and Qualifications

•
Energy Industry Experience
•
Enterprise Risk Management/HCM
•
Executive Leadership
•
Financial Expertise or Literacy
•
Geographic Experience

Education

•
A.B. Economics, Yale University
•
M.B.A. and J.D., Stanford University

Other Positions

•
Board of Trustees, two non-profit corporations
•
Director, American Petroleum Institute, 2004 - 2007
•
Director and Chairman, National Ocean Industries Association, 1999 - 2007
•
Director and Officer, Petroleum Equipment & Services Association, 1995 – 2007

Director Since October 2015 Independent Exterran Board Committees • Audit • Human Capital & Compensation (Chair) • Nominating, Governance & Sustainability
Nationality: Canada and United States Age: 74

HATEM SOLIMAN

Professional Highlights

Schlumberger Ltd.

Senior Advisor to Global CEO, 2017 - 2018

Executive President, Schlumberger Middle East & Asia, UAE, 2016 - 2017

Executive President, Schlumberger Latin America, Brazil, 2010 - 2016

Executive President, Schlumberger Testing Services, France, 2007 - 2010

President and Managing Director for Venezuela, Trinidad & The Caribbean Region, Venezuela, 2004 - 2007

President and Managing Director for Colombia, Peru and Ecuador Region, Colombia, 2003 - 2004

Solutions Manager, Worldwide HQ Oilfield Services, France, 2002 - 2003

VP and Business Manager, North and South America Wireline Operations, Texas, 2000 - 2002

Managing Director, East Africa & East Mediterranean, Egypt, 1998 - 2000

General Manager, Brazil, 1996 - 1998

Various positions, 1981 - 1996

Current Public Company Directorships

•
ADES International Holding Ltd.
•
Rameda Pharmaceutical

Skills and Qualifications

•
Energy Industry Experience
•
Enterprise Risk Management
•
Executive Leadership/HCM
•
Financial Expertise or Literacy
•
Geographic Experience

Education

•
B.S. Electrical Engineering, Helwan University, Cairo, Egypt

Other Positions

•
Director, OCYAN-SA (part of the Oderbecht S.A. Group)

Director Since 2019 Independent Exterran Board Committees • Audit • Nominating, Governance & Sustainability Nationality: Egypt and Brazil Age: 63

MARK R. SOTIR

Professional Highlights

Exterran Corporation

Director and Executive Chair of the Board, 2015 - present

Equity Group Investments, a private investment firm

President, 2019 - present

Co-President, 2015 - 2019

Managing Director, 2006 - 2015

Sunburst Technology Corporation, a distributor of educational software

Chief Executive Officer, 2003 - 2006

Budget Group, Inc., Rent-A-Car and Ryder Truck Rental, a global vehicle leasing and rental company

President, 1999 - 2003

Director, 2000 - 2003

Skills and Qualifications

•
Energy Industry Experience
•
Enterprise Risk Management
•
Executive Leadership/HCM
•
Financial Expertise or Literacy
•
Geographic Experience

Education

•
B.A. Economics, Amherst College
•
M.B.A., Harvard Business School

Other Positions

•
Chairman, Ardent Health Services, an acute care hospital system
•
Director, Able Freight Services, a provider of airfreight forwarding services focused on time-sensitive perishable goods
•
Chairman, Lanter Delivery Systems, an asset-light dedicated delivery service provider
•
Chairman, Paper Transport, a multi-modal freight hauling and shipping provider
•
Chairman, East Coast Warehouse & Distribution, an integrated temperature-controlled logistic service to the food and beverage industry

Director Since October 2015 Executive Chair
Nationality: United States Age: 58

ANDREW J. WAY

Professional Highlights

Exterran Corporation

President, Chief Executive Officer and Director, 2015 - present

GE Oil & Gas, a provider of equipment and services to the energy industry

Vice President and Chief Executive Officer, Drilling and Surface Production, 2012 - 2015

Vice President and Chief Executive Officer, Turbo Machinery Services, 2010 - 2012

General Manager, Global Supply Chain, Turbo Machinery Services, 2008 - 2010

General Manager Operations, Turbo Machinery Services, 2007 - 2008

GE Equipment Services, a division of GE Capital

Operations Director and Managing Director, 2001 - 2007

GE Aviation

Various positions, 1996 - 2001

Skills and Qualifications

•
Energy Industry Experience
•
Enterprise Risk Management
•
Executive Leadership/HCM
•
Financial Expertise or Literacy
•
Geographic Experience

Education

•
A.B. Mechanical Engineering, University of Wales, U.K.
•
Technical Leadership Program, Lucas Industries, Wales, U.K.

Other Positions

•
Director and Compensation Committee Chair, Energy Workforce and Technology Council

Director Since October 2015 President, Chief Executive Officer and Director
Nationality: United Kingdom Age: 50

IEDA GOMES YELL

Professional Highlights

Energix Strategy Ltd., an independent oil and gas consultancy firm

Managing Director, 2011 - 2017

BP Integrated Supply and Trade

Vice President, New Ventures, 2004 - 2011

BP Solar, a solar photovoltaic manufacturer and developer

Vice President, Regulatory Affairs and Market Development, 2002 - 2004

BP Brazil, a subsidiary of BP plc and Bridas

President, 2000 - 2002

Pan American Energy, a joint venture of BP plc and Bridas

Vice President, 1998 - 1999

Sao Paulo Gas Company

CEO, 1995 -1998

Current Public Company Directorships

•
Saint-Gobain S.A.

Skills and Qualifications

•
Energy Industry Experience
•
Enterprise Risk Management
•
Executive Leadership/HCM
•
Financial Expertise or Literacy
•
Geographic Experience

Education

•
B.S. Chemical Engineering, The University of Bahia, Brazil
•
MSc. Environmental Engineering, The Polytechnic School of Lausanne, Switzerland
•
MSc. Energy, The University of São Paulo, Brazil
•
ESG Designation certified with Competent Boards

Other Positions

•
Member Chapter Zéro France, a forum for board members engaged in the transition for zero carbon
•
Founding Director, WILL Latam-Women in Leadership in Latin America
•
Senior Visiting Research Fellow, Oxford Institute for Energy Studies in the United Kingdom and Fundação Getúlio Vargas Energia in Brazil
•
Advisory Board Member, Director or Councillor, three private entities
•
Chairman, Corporate Governance Committee, InterEnergy Holdings, a private power production company, 2013 - 2020
•
Director, Bureau Veritas S.A. 2013 - 2021

Director Since October 2015 Independent Exterran Board Committees • Human Capital & Compensation • Nominating, Governance & Sustainability (Chair)
Nationality: Brazil and United Kingdom Age: 65

The following provides information regarding key qualifications, skills and attributes possessed by members of our Board.

Key Director Qualifications, Skills and Attributes
Energy Industry Experience

Recent experience as a senior management executive or non-employee director in the energy or related products and services sectors. Qualifications will include an understanding of production, gathering, processing and treating, compression and production operations, products and services in the oil, gas, water and power markets, as well as the provision of related equipment and services.

6 of 8
Enterprise Risk Experience

Recent experience overseeing enterprise-wide risk and managing ethics, legal and compliance risks as a public company executive or non-employee director. Qualifications will include an understanding of the risks facing the Company in areas of relevance, such as environmental, project management, political and currency, health and safety, legal and regulatory compliance, human capital management and technology.

8 of 8
Executive Leadership / Human Capital Management (“HCM”)

Recent experience serving as a non-employee director in a leadership role or a senior management executive in roles such as a CEO, Chief Operating Officer (“COO”) or large segment President of a publicly-listed company. Qualifications include strong business acumen and judgment, strategic planning, predicting and responding to market or economic volatility, complex problem solving, and human capital management, development and succession planning.

7 of 8
Financial Expertise or Literacy

Financial Expert - Recent experience serving as a: 1) senior financial executive in roles such as a Chief Financial Officer (“CFO”), Chief Accounting Officer (“CAO”), Treasurer or head of finance of a publicly-listed company; 2) senior partner with leadership responsibility at a major public accounting or investment banking firm; or 3) member of the audit committee for a publicly-listed company. Qualifications will include satisfaction of the Securities and Exchange Commission (“SEC”) definition of an audit committee financial expert.

Financial Literacy - Demonstrated financial literacy, business acumen and judgment, strategic planning, and an understanding of capital markets, capital allocation, mergers and acquisitions and investor relations.

8 of 8
Geographic Experience

Recent experience as a senior management executive or a non-employee director in geographic markets of relevance to the Company based upon current and planned future revenue generation capabilities. Qualifications will include international market acumen, relationships, cultural awareness, currency and geopolitical risk understanding, and capital investment decisions in the regions.

7 of 8
Gender, National or Ethnic Diversity

Representation of geographic, gender, ethnic, or other perspectives that expand the Board’s understanding of the needs and viewpoints of our global customers, employees, governments and other stakeholders.

5 of 8

NAMED EXECUTIVE OFFICERS

The following table provides information regarding our Named Executive Officers ("NEOs") as of April 29, 2022.

Andrew J. Way President, Chief Executive Officer and Director
Age: 50
Information concerning the business experience of Mr. Way is provided above.

David A. Barta Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Age: 60

David A. Barta has served as Senior Vice President since November 2016, Chief Financial Officer since December 2016 and Chief Accounting Officer since September 2019. Prior to joining Exterran, Mr. Barta was Senior Vice President and Chief Financial Officer of Accudyne Industries from 2013 to 2016. Mr. Barta served as Chief Financial Officer of Cooper Industries from 2010 until its sale in 2012 and as Chief Financial Officer of Regal Beloit Corporation from 2004 to 2010. Prior to 2004, Mr. Barta worked nine years at Newell Rubbermaid, Inc. in financial management positions, and held various financial positions with Harman International Industries, North American Van Lines and Beatrice Foods.

Roger George President Water Solutions
Age: 53

Roger George has served as President of Water Solutions since October 2019 and as Senior Vice President, Global Engineering and Product Lines from December 2016 until October 2019. Before joining Exterran, Mr. George held a series of leadership roles with GE from 2005 to 2016. His most recent role with GE was Product Line Leader of its 50Hz Utility Gas Turbine business. Prior to that, he served as General Manager and as an executive of GE Distributed Power, running Global Sales and Commercial Operations from 2012 to 2016. Earlier in his career, Mr. George worked for Optimal CAE, Inc. and Ford Motor Company.

CORPORATE GOVERANANCE

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent of stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except for one late filing for Mr. Ryan as described below.

On November 5, 2021 Mr. Ryan was granted phantom units under the 2020 Omnibus Incentive Plan (the "Plan") representing payment of retainer and meeting fees. The phantom units become payable in shares of common stock within 30 days following (i) a deferral date selected by the reporting person, (ii) the reporting person's Separation from Service (as defined in the Plan) for any reason or (iii) the date of a Change of Control (as defined in the Plan) of the Company. The requisite Form 4 was inadvertently not filed with the SEC. A Form 5 was filed on March 8, 2022 reporting the transaction.

Exterran’s Board of Directors

Our Company is committed to sound corporate governance policies and practices, designed and routinely assessed to enable the Company to operate its business responsibly, compete more effectively, sustain our success and build long-term shareholder value. The Company is governed by our Board and its committees, who together provide oversight and guidance with respect to our overall performance, strategic direction and key business objectives and risks. Directors discharge their responsibilities at Board and committee meetings, and through ongoing communication with each other and with management throughout the year.

Our Board’s Governance Roles

Corporate Governance Documents and Code of Conduct

Our Corporate Governance Principles, Code of Conduct, Certificate of Incorporation, Bylaws and Board committee charters form the framework of our corporate governance. Our Code of Conduct is applicable to our Board, officers, employees and contractors, and a copy is provided to every employee and to our contractors in local languages. Our Code of Conduct reflects our beliefs, including our beliefs in fundamental human rights, protecting the rights of minority groups and women, and fair wages for our employees. Our employees are required regularly (at least annually) to receive training and certify that they have read, understand and will comply with our Code of Conduct, and contractors are required to also agree in writing to comply with the Code of Conduct and our Supplier Code of Conduct.

Our Ethics Helpline, proactively communicated to our employees and administered by a third-party, is available in several languages and provides an anonymous grievance mechanism for our employees to voice concerns or violations of our Code of Conduct anonymously. The Helpline is monitored daily by our compliance department, and all concerns received are recorded and addressed in accordance with a standard protocol. A Helpline summary together with key action items is provided to our senior management and the Board on a regular basis. Additionally, we have ongoing training programs for our management and employees on ethics, anti-corruption, anti-bribery, human rights, work-place harassment, and other risks associated with our business and operations. All of our governance documents are available at www.exterran.com and in print to any shareholder who requests a copy from the Company’s Corporate Secretary.

Communication with our Board

Our Board and management believe strongly in the benefits of listening and communicating continually with a wide array of shareholders and stakeholders. We therefore provide a variety of means to enable this, including via:

•
Communication that takes place during our Annual Meeting and through shareholders' proxy voting
•
Communication through our Ethics Helpline, available for global and anonymous communication, by calling 1-800-281-5439 (United States) or 1-832-554-4859 (outside of the United States)
•
Sending emails to our Board at auditchair@exterran.com
•
Sending mail to our Board at: Exterran Corporation, 11000 Equity Drive, Houston, Texas 77041,

Attention: Corporate Secretary

•
Engaging with us in individual or group meetings as part of our governance outreach efforts
•
Participating in our robust investor relations programs and opportunities

Relevant communications are distributed to the Board, or to any individual committee, director or directors, as appropriate, depending on the facts and circumstances outlined in the communication. In that regard, the Board has requested that certain items unrelated to the duties and responsibilities of the Board should be excluded or redirected, as appropriate, such as: business solicitations or advertisements; mass mailings; job resumes and other forms of job inquiries; spam; and surveys. In addition, material that is unduly hostile, threatening, potentially illegal or similarly unsuitable will be excluded; however, any communication that is excluded will be made available to any director upon request.

NON-EMPLOYEE DIRECTOR COMPENSATION

Our Human Capital & Compensation Committee (the “Committee”) is responsible for recommending non-employee director compensation to the full Board for approval. The Company uses a combination of cash and equity compensation to attract and retain qualified candidates to serve on the Board.

Guiding Principles

We designated non-employee director compensation based on the following principles:

•
Fairly compensate directors for their responsibilities, expertise and time commitments
•
Attract and retain highly qualified directors by offering a compensation package consistent with those at companies of similar size, scope and complexity
•
Align the interests of directors with our shareholders by providing a significant portion of compensation in equity and requiring directors to continue to own our stock
•
Provide director compensation that is simple and transparent to shareholders

Annual Review Process. The Committee annually reviews non-employee director compensation with the advice of its independent compensation consultant and makes recommendations to the Board for any changes it considers appropriate. In making such recommendations, the Committee considers the type and amount of compensation paid to non-employee directors by comparable companies and time required for directors to fulfill their duties to the Company, in addition to the principles described above. As Executive Chair of the Board, Mr. Sotir is an officer, but not an employee, of the Company. Mr. Way, who is both a director and our President and Chief Executive Officer, does not receive additional compensation for his service on the Board.

Stock Ownership Guidelines. The Board believes the alignment of directors’ interests with those of our shareholders is strengthened when Board members are also shareholders. This view is reflected in the compensation arrangements for non-employee directors, which provide for the payment of a majority of the compensation of non-employee directors in shares of Exterran common stock. The Board also has adopted guidelines that require each director to own an amount of our common stock equal to at least five times the annual cash retainer amount (which at December 31, 2021 equals $287,700 of our common stock) within five years of his or her election to the Board. Both directly-owned shares and unvested restricted stock count toward satisfaction of this policy. We measure the stock ownership of our directors annually in October. As of December 31, 2021, all of our directors are in compliance with or on track to meet this ownership requirement.

Director Compensation

Annual Cash Meeting Retainer. Director compensation levels are reviewed annually by the Committee. Each of our non-employee directors receive an annual retainer equal to $57,500 as well as a payment of $7,500 for each Committee membership. In May 2020, in light of market conditions and the pandemic, the Committee determined to reduce the annual retainers payable to our non-employee directors in respect of their service as members of the Board by 25% for the second half of 2020 to $50,312. In January 2021, the Board voted to continue the reduced retainer for the first half of 2021. Due to the significant time required by the Executive Chair to fulfill his responsibilities as a result of the Company’s decision to divide the roles of Executive Chair and CEO, our Executive Chair received an additional annual retainer of $200,000. The Lead Independent Director received an additional annual retainer of $25,000. The chairs of the Audit Committee, Human Capital & Compensation Committee and Nominating, Governance & Sustainability Committee each received additional annual retainers of $15,000, $15,000 and $10,000, respectively. All retainers were paid in equal quarterly installments.

Equity-Based Compensation. All non-employee directors also receive an annual grant of common stock. In March 2021, the Committee approved an annual grant of fully-vested common stock to non-employee directors valued at approximately $125,000 on the date of grant in respect of their service in 2021. The number of shares awarded was determined based on the market closing price of our common stock on the applicable grant date. The directors may also elect to receive all or a portion of their retainer and other fees in stock and to defer their receipt of such stock, by receiving phantom units that become payable in stock on the deferral date.

Other Benefits. The Company reimburses non-employee directors for their out-of-pocket expenses in attending Board and committee meetings and director education programs. Our directors do not receive tax gross ups on any benefits they receive. Directors also are covered under the Company's travel insurance program.

2021 Director Compensation Table. The following table shows the total compensation earned by each non-employee director for their service during 2021:

Name	Retainer Earned in Cash ($) (1)	Retainer Earned in Stock ($) (1)	Annual Equity Grant ($) (2)	Total ($)
William M. Goodyear	$0	$105,312	$125,000	$230,312
James C. Gouin	$65,312	$0	$125,000	$190,312
John P. Ryan	$0	$76,562	$125,000	$201,562
Christopher T. Seaver	$78,437	$0	$125,000	$203,437
Mark R. Sotir	$155,547	$94,766	$125,000	$375,313
Hatem Soliman	$65,312	$0	$125,000	$190,312
Ieda Gomes Yell	$67,812	$0	$125,000	$192,812

(1)
Messrs. Goodyear and Ryan elected to receive their retainer and meeting fees in the form of our common stock for the period January 1 through December 31, 2021, and Mr. Ryan elected to defer receipt of his retainer and meeting fees. Mr. Sotir elected to receive one-half of his retainer and meeting fees in the form of common stock and one-half in the form of cash for the period of April 1, 2021 through December 31, 2021.
(2)
Annual grant of fully-vested common stock to non-employee directors valued at approximately $125,000 on the date of grant in respect of 2021 service. Mr. Gouin, Mr. Ryan and Ms. Gomes Yell elected to defer their receipt of the annual grant.
(3)
Represents the grant date fair value of our common stock, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification 718, “Stock Compensation” (“ASC 718”). The fair value of our common stock is determined by the closing sales price per share of our common stock on the 2nd day following the filing of the Company’s quarterly report on Form 10-Q relating to such quarter or Annual Report on Form 10-K relating to the most recently completed fiscal year, in the case of the fourth quarter of such fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) describes our executive compensation objectives, philosophy, practices and programs and explains the factors considered by the Human Capital & Compensation Committee ("Committee") in making executive compensation decisions under those programs during 2021. This CD&A focuses on the compensation of our NEOs for 2021 who are listed below.

Name	Title
Andrew J. Way	President, Chief Executive Officer and Director
David A. Barta	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Roger George	President Water Solutions

This CD&A should be read together with the compensation tables and related disclosures under “Executive Compensation Tables.”

The Decision-Making Process

The Committee’s Annual Process

Each year, the Committee follows an annual process for determining executive pay:

November - January
•
Reviews the Company’s business objectives, strategic priorities, enterprise risk and growth plan, and alignment with compensation philosophy for the following year
•
Reviews feedback from shareholders and governance firms
•
Reviews executive succession planning and leader development

February - March
•
Approves short-term incentive plan results for the prior year and calculates the Company performance factor
•
Establishes current year plan design, performance measures and ranges for short- and long-term incentive plans
•
Reviews and approves CEO financial, operational and strategic goals for the current year
•
Reviews executive performance and approves salary and short-term incentive compensation targets and long-term incentive grants for the current year

July - October
•
Reviews Company activities around diversity and inclusion
•
Reviews with the independent compensation consultant – peer group, executive pay (market and peer group), and emerging trends and risks, including retention risks
•
Considers input from our shareholders and results of advisory say-on-pay vote
•
Continued review of executive succession planning and leader development

Ongoing
•
Review Company performance under outstanding incentive plans
•
Monitors incentive plan estimates in comparison to actual and relative performance
•
Mentors and interacts with talent across the organization to develop and assess succession depth

Role of Management. Our CEO considers performance and makes recommendations to the Committee on salary adjustments, targets for short-term incentive compensation and long-term incentive compensation for each of our executive officers other than himself. Our CEO also considers and recommends corporate performance goals on which executives’ performance-based compensation will be based. The Committee considers these recommendations in addition to other factors and makes the final determinations regarding executive compensation.

Role of Independent Compensation Consultant. Effective October 2019, the Committee engaged Pearl Meyer & Partners, LLC ("Pearl Meyer") as its independent executive compensation consultant. In 2021, Pearl Meyer provided the following services:

•
analysis and recommendations regarding the Company’s peer groups for setting 2021 and 2022 compensation
•
input and advice regarding incentive compensation plan design
•
review and assistance in establishing executive officer compensation packages
•
information related to trends, new rules and regulations that may impact executive and director compensation practices and administration
•
attendance at Committee meetings

The Committee reviewed the independence of Pearl Meyer, considering the independence factors specified in the corporate governance standards of the NYSE. Based on this assessment, the Committee determined that Pearl Meyer was independent from the Company’s management and free from any relationships that could raise any conflicts of interest or similar concerns.

Compensation Peer Group. The Committee, with the assistance of its independent compensation consultant, annually reviews the peer group for compensation comparisons and makes updates as needed to align with the established criteria and Company strategy. We evaluate potential peer companies based on a variety of factors including, but not limited to: peers of current peers, peers identified by ISS, feedback given in investor outreach, and companies with similar business characteristics, including a global footprint of similar size.

As disclosed in the Company’s 2021 proxy, in 2020 the Company, with the assistance of its independent compensation consultant, reviewed its current compensation peer group, and approved the following companies for its compensation peer group for determining 2021 compensation:

Chart Industries, Inc. CIRCOR International, Inc. Enerflex Ltd. EnPro Industries, Inc. Harsco Corporation	Helix Energy Solutions Group, Inc. Newpark Resources, Inc. Oceaneering International, Inc. Oil States International, Inc. Select Energy Services, Inc.	Shawcor Ltd. SPX FLOW, Inc. Team, Inc. TriMas Corporation Watts Water Technologies, Inc.

In 2021, the Company, with the assistance of its independent compensation consultant, reviewed the above peer group. Based upon this review, the Committee approved no changes to the above compensation peer group for benchmarking and determining 2022 compensation:

The primary industry for two of these companies is environmental and facilities services. Six companies are in the industrial machinery sector, and the remaining seven are in the oil and gas equipment and services sector.

In determining annual executive compensation, the Committee considers peer group data and information provided by the independent compensation consultant, in addition to published and private compensation survey data.

Compensation Governance Best Practices

Our compensation program adheres to a high standard of compensation governance including the following best practices.

What We Do
✓	Hold an annual say-on-pay advisory vote
✓	Grant 60% of our CEO’s (and 50% of our other NEO’s) long-term incentive compensation in the form of performance awards
✓	Hold executives accountable to shareholders through a recoupment (clawback) policy
✓	Require executives to hold equity compensation received from the Company until stock ownership guidelines are met
✓	Require a “double trigger” for change of control severance payments or equity acceleration
✓	Retain an independent compensation consultant
✓	Benchmark to peers of similar industry, size and business complexity
✓	Maintain a Committee composed entirely of independent directors
✓	Include Company-wide performance award measures to increase leadership alignment
✓	Regularly engage with shareholders regarding our executive compensation program

What We Don't Do
✗	No employment contracts with any of our NEOs
✗	No hedging or pledging of, or speculative trading in, Exterran common stock
✗	No 280G excise tax “gross-up” payments in the event of a change of control
✗	No tax “gross ups” on any executive compensation other than relocation benefits available to all eligible employees
✗	No compensation plans that encourage excessive risk-taking
✗	No option repricing or cash buy-outs for underwater options without shareholder approval
✗	No perquisites

What We Pay and Why

Executive Compensation Philosophy

Our compensation philosophy is guided by the following principles:

Goal-oriented pay-for-performance
Individual cash-based and equity-based incentive awards should be closely tied to the performance of the Company as a whole and reflect the individual performance of each NEO.
Align compensation with stakeholders’ interests

By linking the design of our executive compensation programs with Company strategic, financial and operational objectives, providing a significant portion of each executive’s direct compensation in the form of equity-based long-term incentives and requiring direct Company stock ownership by executives, the interests of senior management are aligned with the creation of value for the Company's shareholders, employees, customers and communities where we operate. We regularly engage with our stakeholders and take into consideration their concerns when designing our compensation program. Actual realized pay was aligned with shareholder returns.

Competitive compensation

Executive pay programs play a significant role in attracting, motivating and retaining our executives and future leaders. Target compensation should be set to ensure that compensation levels are competitive with that being offered to individuals holding comparable positions at other companies with whom we compete for business and leadership talent.

Compensation

Elements At-A-Glance. Consistent with our philosophy and to support our objectives, our program includes a mix of fixed and variable compensation elements to provide alignment with both Company short- and long-term business and strategic goals and the Company’s shareholders. The Committee establishes the performance measures and performance ranges for the variable compensation elements. Individual realized compensation is based primarily on market-based compensation, Company performance and individual performance.

The Committee believes a compensation program weighted towards variable, at-risk compensation ensures executive officers’ goals are appropriately aligned with the Company’s business objectives, strategic priorities and the creation of long-term shareholder value. Target 2021 total compensation for our CEO and other NEOs is heavily weighted towards variable compensation.

Component	Objective	Link to Strategy and Performance
Base Salary	Provides a competitive level of cash income reflecting core job responsibilities, experience and contribution to the Company

• Reviewed and set annually based on individual performance, competitive market levels and changes in responsibilities

• Revised as necessary during the year to reflect significant market issues

• Enables us to attract and retain qualified, high-caliber executives to lead and implement short-term business objectives

Short-term Incentive Cash Award	Motivates and rewards achieving financial and strategic goals	• Metrics and goals aligned with financial and strategic plan • May earn payout ranging from 0% to 200% of target based on Company and individual performance, if employed on payment date
Long-term Incentive Awards	Aligns NEO compensation with long-term performance objectives, strategy and shareholder value creation

• Measures established to align with long-term strategic objectives

• CEO receives a mix of 60% performance- based restricted stock units and 40% time-based restricted stock units; other NEOs have a 50%/50% mix

• Restricted stock vests ratably over three years and performance awards cliff vest after two-year performance period

• May earn payout ranging from 0% to 200% of target based on Company performance against measures, if employed on vest date

Compensation Mix. The Committee believes a compensation program weighted towards variable, at-risk compensation ensures executive officers’ goals are appropriately aligned with the Company’s business objectives, strategic priorities and the creation of long-term shareholder value. Target 2021 total compensation for our CEO and other NEOs is heavily weighted towards variable compensation.

2021 CEO Target Compensation Mix (1)	2021 Other NEOs Target Compensation Mix (1) (2)

At-Risk Compensation is 85%	At-Risk Compensation is 71%

(1) Includes:

(i)
2021 actual base salaries paid;
(ii)
Target annual incentive cash award amounts under the Company’s 2020 STI Plan; and
(iii)
Target grant date fair value of 2021 time-based restricted stock and performance-based restricted stock units.

(2) The Other NEOs are Mr. Barta and Mr. George.

2021 Executive Compensation Decisions

Base Salary

The Committee determines the base salaries for our NEOs based upon compensation competitive data, performance considerations and advice from our independent compensation consultant. The Committee also considers internal pay equity but has not established a predetermined formula for this purpose.

Based on the CEO's recommendations the Committee did not increase base salaries in 2021. The following table contains the historical, base salaries of our NEOs:

Executive Officer	2018 Base Salary	2019 Base Salary	2020 Annualized Base Salary (1)	2020 Base Salary Paid (2)	2021 Base Salary
Andrew J. Way	$825,000	$825,000	$825,000	$751,226	$825,000
David A. Barta	$450,000	$450,000	$450,000	$467,308	$450,000
Roger George	$420,000	$420,000	$420,000	$436,154	$420,000

(1)
2020 annualized base salary is the NEO's base salary approved to be paid during the calendar year.
(2)
2020 base salary paid is the actual salary paid. For Mr. Way, this amount reflects his voluntary decrease in base pay in July 2020 and the atypical 27 pay periods. For Mr. Barta and Mr. George, this amount reflects the actual base salary paid to them over the atypical 27 pay periods in 2020.

Annual Short-Term Incentive (“STI”) Program

For 2021, our NEOs were eligible to earn annual incentive awards under the Company’s annual STI program based upon the level of achievement across a set of Company-wide performance measures and the NEO’s individual performance.

2021 STI Target Amounts. Our performance-based incentives encourage our management team to pursue objectives consistent with the overall short-term goals and strategy the Board has approved for the Company. The Committee reviews individual STI targets annually using competitive data from our peer group and our independent compensation consultant’s insights into the marketplace. The Company’s STI pool can range from 0% to 150% of target based on Company performance, and NEOs may earn STI cash payouts ranging from 0% to 200% of their individual target opportunity based on Company performance and adjusted for individual performance. 2021 annual STI targets remain unchanged since 2018.

Executive Officer	2018 Cash Incentive Target (% of base salary)	2019 Cash Incentive Target (% of base salary)	2020 Cash Incentive Target (% of base salary)	2021 Cash Incentive Target (% of base salary)
Andrew J. Way	115%	115%	115%	115%
David A. Barta	75%	75%	75%	75%
Roger George	75%	75%	75%	75%

2021 STI Company Performance Measures. The Committee sets performance measures, weightings and targets at the beginning of each year and discusses performance quarterly. Generally, the target goals for financial and operational performance measures are based upon the Company’s approved business plan for the year and reflect performance improvements relative to the prior year outcomes. Goal thresholds reflect the minimum level of performance at which the Committee believes payout is warranted. Goal maximums are intended to provide stretch goals that challenge management to achieve exceptional performance. The Committee also reviews the effects on the annual incentive plan due to various risks and opportunities recognized at the time the plan is set, assuring plan targets that are determined reflect the appropriate balance of risks and opportunities and confirming targets are aligned with the expectations communicated to investors.

The Company strongly values its shareholders’ interests and considered the feedback it received during its 2019 and 2020 shareholder outreach efforts. In addition to the feedback, and after reviewing internal and external circumstances, and the advice and recommendations of our independent compensation consultant, the Committee made several changes to our 2021 STI program, including:

•
Decrease the weighting of EBITDA, As Adjusted, from 50% to 40%
•
Adding the measures of Bank Debt Leverage and Environmental, Social, and Governance (ESG)
•
Removing the measures of Strategic Business Transformation: selling the CFS business and building a scalable water business

The Committee considers Health, Safety, Security and the Environment (HSSE) to be a crucial focus of the Company in its ESG growth. To focus the Company, the Committee set forth 10 measures for HSSE. Similar to 2020, these measures included: (1) incident free days, (2) incident severity (improvement over prior year), (3) environmental impact (reportable incidents), (4) leadership site visits and internal audits, (5) ISO compliance audit, (6) near miss reporting (improvement over prior year), (7) behavior based safety observations (improvement over prior year), (8) environmental and sustainability awareness training, (9) incident reporting compliance, and (10) investigations compliance.

In response to shareholder feedback, and as outlined above, the Committee added ESG metrics to enhance the Company’s focus on specific goals, including goals to gather foundational data for additional reporting and quantifiable improvements in ESG metrics in the future. Specifically the Company added metrics around publishing a second Sustainability Report with improved quantitative measures; implementing programs to allow gathering and tracking of certain social and human capital related data for better tracking and analysis; and similarly evaluation of consistent solid waste categories and process to collect such data.

In this program, there are 15 independent measures in total. Of those, there are two measures within HSSE, and three within ESG, which are binary and payout 100% of target for achievement and 0% for non-achievement. The remaining 12 measures have a range of performance levels (below threshold, threshold, target, and maximum). For those measures with ranges, threshold performance will result in a payout of 50% of target. For the measures of EBITDA, As Adjusted, and Bank Debt Leverage, maximum performance will result in a payout of 156.2% of target. For the measures within HSSE, maximum performance will result in a payout of 162.5% of target.

The payout design is:

•
If the Company achieves maximum performance on all measures with ranges, and it achieves all binary measures, that total payout will be 150% of target
•
If the Company achieves threshold performance on all measures with ranges, and it achieves all binary measures, the total payout will be 56% of target
•
If the Company achieves threshold performance on all measures with ranges, and it does not achieve all binary measures, the total payout will be 44% of target

The Committee has adopted the following performance measures and weights for the 2021 STI program

STI Performance Measure	Weight	What It Is	Why We Use It
EBITDA, As Adjusted(1)	40%	Earnings before interest, taxes, depreciation and amortization; may exclude other unusual or non-recurring items	Encourages focus on operating profit and driving strong profitability; a key measure by which our shareholders measure performance
Bank Debt Leverage(2)	40%	Total Leverage Ratio - Total Indebtedness divided by EBITDA (all as defined in our Senior Secured Credit Agreement)	Maintain Company debt at prudent levels to ensure enough liquidity for operations and to fund new projects for future growth
HSSE	10%	Balanced scorecard of 10 metrics (trailing and leading indicators and compliance)	Encourages focus on people and the safety of their work environment
ESG (addition to HSSE)	10%

• ESG – Publish second Sustainability Report with improved reporting (incorporating recognized, standard reporting guidelines into the report for more quantitative measures)

• Social – Implement new recruiting and onboarding systems to allow for additional ESG data processes, tracking and infrastructure

• Environmental – Evaluate solid waste categories across the Company and establish standardized reporting processes to collect waste data

			Encourages focus on sustainability; reflecting improvements made in global ESG tools, processes and infrastructure. Requested by shareholders

(1)
EBITDA, As Adjusted is a non-GAAP financial measure that is defined, discussed further and reconciled to the nearest GAAP financial measure in Part II Item 6 ("Selected Financial Data - Non-GAAP Financial Measures") to Form 10-K filed March 2, 2022 and is incorporated by reference herein. Adjustments may be made by the Committee, in its discretion, for acquisitions or dispositions and unusual items or non-recurring items.
(2)
Calculated as bank covenant ratio as defined in the Company’s credit agreement: Total indebtedness divided by total EBITDA, including any “material project EBITDA adjustments.”

2021 STI Awards. The STI payout for our leadership team, including our NEOs, is calculated using the following formula. We strongly believe that focusing on corporate performance, rather than business unit or region performance reinforces our core value of collaboration and helps build an aligned and focused company.

Base Salary Earnings	X	Individual Target Percentage	X	Company Performance Factor	(+ / -)	Individual Performance Adjustment	=	Actual STI Payout

2021 STI Company Performance Goals and Results. The below chart describes the specific 2021 measures and Company performance results.

		Performance Range
STI Performance Measure	Weight	Threshold (50% Payout)	Target (100% Payout)	Maximum (150% Payout)	Performance Results	Achievement % (1)	Weighted Result
EBITDA, As Adjusted(1)	40%	$140MM	$150M	$160M	$146.6M	83%	33%
Bank Debt Leverage	40%	4.1	3.9	3.7	3.5	156%	63%
HSSE	10%	5	10	15	15	150%	15%
ESG (addition to HSSE)	10%	N/A	Yes/No (Binary)	N/A	Yes	100%	10%
Total Result							121%

(1)
As previously described in 2021 STI Company Performance Measures, the maximum payout scale for EBITDA and Bank Debt Leverage adjusts to 156.2% due to the ESG measure binary scale.

2021 STI Individual Performance Results. Individual performance adjustments (positive or negative) for our NEOs and officers are approved by the Committee after considering our CEO's recommendations (other than for himself), contributions to the Company's financial and operational success during the year, performance in his or her primary area of responsibility, and individual leadership as an executive team member. Jointly, the Committee use the same approach for determining the CEO’s individual adjustment.

2021 performance highlights for our NEOs include:

Mr. Way demonstrated leadership of the strategic direction of the Company, including:

•
Operational Excellence: Digitalization of culture and talent through Oracle implementation, strengthening cybersecurity, enhancing finance visibility throughout the Company, compliance around training and ESG policies, improvement within engineering and quality organizations
•
Company Transformation: Expansion of the Exterran Water Solutions (“EWS”), the Company’s water business line, footprint, standard process and systems within IT, improvement in commercial execution visibility, centralization of sourcing platform for supply chain, integrate SASB into reporting and begin screening for ESG funds, drive longer-term view of where customers are going for alignment with M&A strategy
•
Balance Sheet Protection: Delivery of key projects to target dates and under budget, improvement in account receivables balances and continue to drive liquidity enhancements

Mr. Barta led the finance, tax, treasury, information technology and investor relations functions, including:

•
Cybersecurity: Strengthening of threat detection capabilities, mitigate insider threats, improving responsible cyber behaviors and secure information / protect data loss
•
Finance: Enhancement of regional visibility & creation of processes to improve regions forecasting capabilities, transparency on global forecasting view; creation of commercial processes in the company and enough visibility on the execution side to be able to enhance margins; building a robust commercial processes to be able to be selective on bidding process understanding the value created; provision of visibility to be selective on price, returns and payment terms
•
Transition to Standard Processes and Systems: Standardization, integration and automation of ITO, OTR and functional processes and underlying platforms to efficiently manage and deliver customer orders & requirements throughout the lifecycle of engineering, manufacturing, commissioning and field services
•
Internal Audit & Controls: Continuation of expanded global control framework to emerging countries while maintaining high level of control compliance in areas with established control implementation; development of compliant, comprehensive and malleable risk-based integrated audit plan that drives proactive risk assurance with the ability to pivot along with shifts in the risk landscape.
•
Enterprise Risk Management: Re-evaluation of impact and vulnerability of the Company's enterprise risks as they relate to corporate strategy and goals; alignment of identified risks with operating mechanisms and track progress of mitigation initiatives.

Mr. George led the development of EWS and execution of Company strategic and sustainability initiatives and new product development, including:

•
Commercial: Expand EWS commercial footprint and grow rapidly in marginal oil market segments,
•
Technology: Establish EWS technology as the industry benchmark
•
Product development: Maintain technology leadership and accelerate EWS product development
•
Services: Capture EWS lifecycle and build services expertise in liquids

The Committee approved the following 2021 STI payouts based on Company STI performance results, as well as each executive’s individual foregoing performance achievements.

Executive Officer	2021 Base Salary	Target % Of Base Salary	Company Performance Factor (1)	Payout With Company Performance Factor	Individual Performance Adjustment	2021 STI Payout	Payout % Of Target	Payout % Of Base Salary
Andrew J. Way	$825,000	115%	100.00%	$948,750	$0	$948,750	100%	115%
David A. Barta	$450,000	75%	100.00%	$337,500	$0	$337,500	100%	75%
Roger George	$420,000	75%	100.00%	$315,000	$0	$315,000	100%	75%

(1)
While the Company performance factor was 121%, CEO requested and the Committee approved a Company Performance Factor of 100%.

Based on the recommendation from Management and discussion with the Board, the Committee used its discretion to fund the STI and Company Performance Factor at 100% to account for all the various strategic, operational and financial factors of the business.

Long-Term Incentive (“LTI”) Equity-Based Program

Our LTI program is designed to motivate our global senior leaders to execute their responsibilities in accordance with the Company’s core values, business objectives and strategy, and align to leaders’ interests with creating long-term value for shareholders. Long-term incentives also assist in retaining our executive team.

The program is designed such that officers have a significant portion of their 2021 LTI award at risk as shown below:

Our 2021 LTI Program. Consistent with the design of our prior performance-based LTI program, the Committee determined to:

•
Maintain a mix of performance-based equity of at least 50% (60% for our CEO)
•
Maintain a two-year performance period for performance-based awards, with a 0% to 200% performance payout range against each NEO's performance-based LTI target value
•
Introduce a Relative Total Shareholder Return (“RTSR”) measure in order to respond to shareholder feedback
•
Grant performance-based restricted stock units at the beginning of the performance period, and determine actual payouts upon the Committee’s evaluation of Company performance against the pre-determined performance measures
•
Pay actual awards earned in cash to prevent dilution

2021 LTI Awards. The table below shows the target annual LTI award values granted for fiscal 2021 for each of the NEOs: Award amounts were determined based on the closing price of our common stock on the date of grant on March 4th, 2021 which was $4.84:

Executive Officer	Time-Based Restricted Stock Units ($)	Performance-Based Units ($)	Long-Term Awards Total ($)
Andrew J. Way	$1,560,005	$2,340,004	$3,900,009
David A. Barta	$425,000	$425,000	$850,001
Roger George	$325,001	$325,001	$650,002

Target LTI award opportunities have not been increased from 2018 levels.

Timing of Long-Term Equity-Based Incentive Awards. Annual grants of equity awards are typically determined in Committee meetings held during the first quarter of each year. The Committee approved the annual 2021 equity-based grants on March 4, 2021 and units were determined using the closing price of the Company’s common stock on the NYSE at close of business the same day. This date was after the release of earnings information for the prior fiscal year. The Committee does not orchestrate the timing of equity grants to affect the value of compensation either positively or negatively. Executive officers do not play a role in the selection of grant dates.

2021 Time-Based Restricted Stock Units. The restricted stock unit awards granted vest in three substantially equal installments on the anniversary of the grant date, subject to continuous employment. The final payout amount is equal to the number of units vesting multiplied by the closing stock price on the date of vesting and will be settled in cash. Additional information regarding these awards, including treatment under certain terminations of employment or the occurrence of a change of control is provided below in “Potential Payments Upon Termination or Change of Control” and "2021 Grants of Plan-Based Awards."

2021 Performance-Based Restricted Stock Units. The performance stock units have a performance period of two years, and they vest on March 4, 2023, subject to performance achieved. 75% of this award is tied to the Company's stock price and will be cash-settled. The final payout amount is equal to the target number of performance units, adjusted for performance, multiplied by the stock price on the date of vesting.

For 2021, in response to shareholder feedback, the Committee modified the performance measures for performance-based units to further align with the Company's strategy and creation of long-term shareholder value. Specifically the Committee decreased the weighting of EBITDA % Rate from 50% to 25% and added the measure of RTSR. The RTSR measure is not tied to the stock price at vest, but rather Company performance against pre-established performance peers (listed below) using a payout scale; 55th percentile performance is required to earn a target payout.

Consistent with prior years, each metric is independent and has a payout of 0% for below threshold, 50% at threshold, 100% at target, and 200% at maximum performance. Any earned units will be cash-settled to prevent dilution. The RTSR final payout amount is equal to the target number of performance units, adjusted for performance, multiplied by the stock price on the date of grant.

LTI Performance Measure	Weight	What It Is	Why We Use It	Tied to Stock Price at Vest	Settlement
Backlog Return on Assets (1)	50%	Adjusted Gross Margin backlog divided by (Property Plant & Equipment plus Inventory)	Ensures improved value creation through returns on revenue generating assets and increased contracted revenue backlog	Yes	Cash
EBITDA Percentage Rate (2)	25%	EBITDA, As Adjusted, divided by Total Revenue	Encourages growth in strategic business areas; increases focus on profitability, quality of revenue and cost controls	Yes	Cash
Relative Total Shareholder Return (RTSR)	25%

Twenty trading day average of dividend adjusted closing prices ending December 31, 2022 minus twenty trading day average of dividend adjusted closing prices ending December 31, 2020

Divided By

Twenty trading day average of dividend adjusted closing prices ending December 31, 2020

Company results are ranked against companies in the Performance Peer Group (listed below), 55th percentile performance required for target payout

			Allows for meaningful comparisons of our performance relative to other companies in our industry. Requested by shareholders	No	Cash

(1)
Backlog Return on Assets is a non-GAAP financial measure defined as Adjusted Gross Margin divided by Property, Plant and Equipment plus Inventory
(2)
EBITDA Percentage Rate is defined as EBITDA, As Adjusted divided by total revenue. EBITDA, As Adjusted is a non-GAAP financial measure that is defined, discussed further and reconciled to the nearest GAAP financial measure in Part II Item 6 ("Selected Financial Data - Non-GAAP Financial Measures") to Form 10-K filed March 2, 2022 and is incorporated by reference herein.

The maximum possible Company performance is 200% of target. NEOs may earn an individual payout ranging from 0% to 200% of their target opportunity, based on the Company’s performance against these measures.

Performance Peer Group. The Company, with the assistance of its independent compensation consultant, established a performance peer group ("Performance Peer Group") for the Company for purposes of measuring the Company’s 2021 LTI RTSR metric. In building this Performance Peer Group, the primary factor was similarity of industry. Unlike the peer group used for compensation, there were no restrictions on the size of companies. This Performance Peer Group is comprised of the following companies:

CIRCOR International, Inc. Dril-Quip, Inc. Enerflex Ltd. Frank's International N.V. Helix Energy Solutions Group, Inc	Matrix Service Company Newpark Resources, Inc. NexTier Oilfield Solutions, Inc. Oceaneering International, Inc. Oil States International, Inc.	RPC, Inc. Select Energy Services, Inc. Shawcor Ltd. NOW Inc. Watts Water Technologies, Inc.

Frank’s International N.V. and Expro merged on October 4, 2021. The Committee’s will exclude Frank’s International N.V. from the performance peer group as Expro was outside of the performance peer group.

The following table will be utilized for the RTSR portion of the 2021 LTI grants based on the Company’s performance versus the performance peer group:

Percentile Performance	Payout Scale
90th %ile	200%
55th %ile	100%
30th %ile	50%
15th %ile	25%
Below 15th %ile	0%

Determination of Payout of 2020 Performance-Based Units. The performance-based units granted in March 2020 were subject to continuous service and the achievement of performance measures. NEOs were entitled to receive a payout of 0% to 200% of target, dependent on the Company’s performance against the specified performance measures.

Performance Measure	Weight	What It Is	Why We Use It
EBITDA Percentage Rate (1)	50%	EBITDA Percentage Rate is EBITDA, As Adjusted, divided by total revenue	Encourages growth in strategic business areas; increases focus on profitability, quality of revenue and cost controls.
Backlog Return on Assets (2)	50%	Adjusted Gross Margin backlog divided by (Property Plant & Equipment plus Inventory)	Ensures improved value creation through returns on revenue generating assets and increased contracted revenue backlog

2020 LTI	Weight	Performance Range			Performance Results	Achievement %
Performance Measure			Threshold (50% Payout)	Target (100% Payout)			Maximum (200% Payout)
EBITDA Percentage Rate (1)	50%	0.87	0.87	0.97	1.48	200%
Backlog Return on Assets (2)	50%	18%	20%	21%	23%	200%
Total Result

(1)
EBITDA Percentage Rate is defined as EBITDA, As Adjusted divided by total revenue. EBITDA, As Adjusted is a non-GAAP financial measure that is defined, discussed further and reconciled to the nearest GAAP financial measure in Part II Item 6 ("Selected Financial Data - Non-GAAP Financial Measures") to Form 10-K filed March 2, 2022 and is incorporated by reference herein.
(2)
Backlog Return on Assets is a non-GAAP financial measure defined as Adjusted Gross Margin divided by Property, Plant and Equipment plus Inventory

All performance units payout in cash.

Payout of 2020 Performance Awards
Executive	Target Value at Grant (Stock Price $7.27)	Number of Target Units	Performance Multiple	Number of Units Awarded (Adjusted For Performance)	Stock Price At Vest	Value At Vesting	Value At Vesting (% of Target)	Value At Vesting vs. Target
Andrew J. Way	$2,340,002	321,871	200%	643,742	$6.23	$4,010,513	171%	$1,670,511
David A. Barta	$425,004	58,460	200%	116,920	$6.23	$728,412	171%	$303,407
Roger George	$325,005	44,705	200%	89,410	$6.23	$557,024	171%	$232,019

Changes for 2022

Base Salary. The Committee made no changes to NEO base salaries for 2022.

Annual STI Program. The Committee did not adjust STI targets for NEOs in 2022. Actual payouts will be determined upon the Committee’s discretion at the time of payout.

2022 LTI Program. Given the need to retain our executive talent through 2022, in light of the proposed Merger and the impracticality of determining performance metrics following a potential mid-year Merger, the Committee adopted the use of 100% time-based restricted stock units in 2022 based on the following detail:

2022 Time-Based Restricted Stock Units. The restricted stock unit awards granted vest in three substantially equal installments on the anniversary of the grant date, subject to continuous employment. The final payout amount is equal to the number of units vesting multiplied by the closing stock price on the date of vesting and will be settled in cash. Additional information regarding these awards, including treatment under certain terminations of employment or the occurrence of a change of control is provided below in “Potential Payments Upon Termination or Change of Control.”

Executive Officer	Time-Based Restricted Stock Units ($)
Andrew J. Way	$3,900,009
David A. Barta	$850,001
Roger George	$650,002

Compensation Policies and Practices

Stock Ownership Guidelines

The Committee believes that meaningful stock ownership by our senior executives is important in aligning management’s interest with the interests of our shareholders. As described below, our executives are required to maintain consistent stock ownership in the Company based upon a multiple of the executive’s base salary in effect at the time the executive became an NEO.

Position	Ownership Requirement
President, Chief Executive Officer and Director	Six times base salary
Chief Financial Officer and Chief Operating Officer	Three times base salary
Other Named Executive Officer	Two times base salary

Executives have up to five years to meet the stock ownership guidelines. As of year-end 2021, the CEO and CFO have met their respective stock ownership requirements. Mr. George did not meet his respective stock ownership requirement. As a result of not meeting the guideline, Mr. George is not able to sell any shares until the minimum stock ownership requirement level is achieved.

Clawback Policy

Our Board adopted a clawback policy effective January 1, 2019, which provides for the forfeit and/or return to Exterran of incentive-based compensation or bonus, if the consolidated financial statements of Exterran are restated due to the Company’s material noncompliance with any financial reporting requirement under federal securities laws. In such event, if the Committee determines, in its discretion, that any current or former NEO or other employee has engaged in fraud or intentional misconduct which caused or contributed to the need for such restatement, the Committee may require that such NEO or employee forfeit and/or return to Exterran all or a portion of any bonus, award or grant of cash or equity received under any of the Company’s incentive-based compensation or bonus plans after the date of policy adoption and during the three year period preceding the date on which the Company announces that it will prepare an accounting restatement.

The recovery or cancellation of incentive-based compensation under the policy will be limited to the portion that the executive officer or employee would not have received if the consolidated financial statements had been as presented in the restatement. The clawback policy does not limit the ability of Exterran from taking any other action to enforce the executive officer’s or employee’s obligations to the Company.

Trading Controls and Anti-Pledging and Anti-Hedging Policies

We prohibit our directors and executives from buying, selling, or writing puts, calls or other options related to Company stock. We also prohibit executives from holding Company stock in a margin account, hedging Company stock, or pledging Company stock.

Executive Offer Letters

We do not provide employment contracts to any of our NEOs. We provide offer letters to each of our NEOs at the time of initial employment. Each letter provides the initial annual base salary and initial short-term and long-term incentive targets the NEO is eligible to receive. The base salary and incentive targets are subject to annual review, with future salary levels and incentive target levels subject to the discretion of the Committee. In addition, offer letters may include provisions for one-time compensation actions related to the initial employment of the executive. All letters provide that the applicable executive is subject to clawback and recoupment requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and clawback and recoupment policies that the Company may adopt from time to time. Each executive is also eligible to participate in all employee benefit plans maintained by the Company for the benefit of its employees generally. All offer letters also provide that employment with the Company is “at-will” and not for any specified time, and may be terminated with or without cause at any time by the Company or the executive.

Other Compensation and Benefit Arrangements

In addition to the elements of total direct compensation described above, our executive compensation program includes other compensation and benefits that are designed primarily to attract, motivate and retain executives critical to our long-term success and to provide an overall competitive compensation structure, as follows:

Element	Description and Purpose
Change of Control Severance and Non-Change of Control Severance	•

Agreements with certain senior executives intended to provide financial security and an industry-competitive compensation package. This additional security helps ensure our senior executives remain focused on our performance and the continued creation of shareholder value throughout any change of control transaction rather than on the potential uncertainties associated with their own employment.

•

Agreements are “double trigger” that generally provide certain cash payments and accelerated vesting on stock granted to the executive only if their employment is terminated during or within 18 months following a change of control, or in the case of a non-change of control, a pro rata acceleration if termination of employment by the Company not for cause. A description of our agreements in effect during 2021 is provided in the “Executive Compensation Tables - Potential Payments upon a Change of Control or Termination.”

401(k) Plan	•

All U.S. employees of the Company are eligible to participate in and receive up to a 4% Company matching contribution up to the limits established by the Internal Revenue Service, which is intended to provide financial security upon retirement.

Non-Qualified Deferred Compensation Plan	•

All U.S. executives are eligible to be designated as participants in our Non-Qualified Deferred Compensation Plan, which is intended to provide competitive retirement planning benefits to attract and retain skilled management.

	•	The Non-Qualified Deferred Compensation Plan allows an eligible participant to defer up to 90% of his or her salary, commission and bonus on an annual basis.
Health and Wellness Plans	•	NEOs are eligible for available health and wellness benefits, including medical, dental, vision, life and disability insurance on the same basis as our other U.S. employees.
	•	Our health and wellness plans are intended to provide a competitive, broad-based benefit structure and promote the wellness of our executives and other employees.
Perquisites	•	We do not provide perquisites to our NEOs.

Tax and Accounting Considerations

Section 280G of the Code. Section 280G of the Code disallows a tax deduction for excess parachute payments to certain executives of companies that undergo a change of control. In addition, Section 4999 of the Code imposes a 20% excise tax on the individual with respect to the excess parachute payment. Parachute payments are compensation linked to or triggered by a change of control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans including stock options and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G of the Code based on the executive’s prior compensation. It is our policy not to provide any executives with a gross-up payment to make up for these taxes, if any.

Section 409A of the Code. Section 409A of the Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and directors to accelerated income tax liabilities, substantial additional taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our respective compensation and benefit plans and arrangements for all of our employees and directors, including our NEOs, so that they are either exempt from, or satisfy the requirements of, Section 409A of the Code.

Accounting for Stock-Based Compensation. We have followed ASC 718 to account for stock-based compensation awards. ASC 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions. ASC 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award. We expect that we will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Executive Compensation Tables

2021 Summary Compensation Table

The following table sets forth information with respect to the compensation of our NEOs for the years ended December 31, 2021, 2020, and 2019.

Name	Position	Year	Base Salary (1)	Bonus	Stock Awards (2)	Non-Equity Incentive Plan (3)	All Other Compensation (4)	Total
Andrew J. Way	President, Chief Executive Officer and Director	2021	$825,000	—	$3,900,009	$948,750	$11,600	$5,685,359
		2020	$751,226	—	$3,900,006	$714,750	$11,400	$5,376,931
		2019	$825,000	—	$3,900,000	$851,500	$11,200	$5,587,700
David A. Barta	Senior Vice President, Chief Financial Officer and Chief Accounting Officer	2021	$450,000	—	$850,001	$337,500	$11,600	$1,649,101
		2020	$467,308	—	$850,008	$203,279	$11,400	$1,531,995
		2019	$450,000	—	$850,000	$291,500	$11,200	$1,602,700
Roger George	President Water Solutions	2021	$420,000	—	$650,002	$315,000	$11,600	$1,396,602
		2020	$436,154	—	$650,010	$189,727	$11,400	$1,287,291
		2019	$420,000	—	$650,000	$261,000	$11,200	$1,342,200

(1)
In 2020, Base Salary is the actual base salary paid to each executive in 2020. In 2020, the Company atypically had 27 pay periods rather than the normal 26. Mr. Way took a voluntary 25% decrease in base salary in July 2020. Messrs. Barta and George did not receive increases to base salary from 2019 to 2020. In 2021 and 2019, there were a typical number of 26 pay periods.
(2)
Amounts in this column represent the grant date fair value of (a) restricted units of Exterran's common stock (which are set forth in the table above) and (b) 2021 performance-based units at target. With maximum performance, these awards will payout two times (2X) the target number of units. The maximum value of these performance-based awards depends on the Company's performance multiple and the price of the Company's stock at vesting. The grant date fair value of all awards shown above was calculated in accordance with ASC 718. For further discussion on the fair value of our awards, see Note 18 to the consolidated financial statements in the Company's Annual Report on Form 10-K for year-end December 31, 2021. Both time-based and performance-based units will payout in cash.
(3)
Amounts in this column represent the STI bonus paid to each executive in the first quarter of one year for performance in the prior year.
(4)
The amounts in this column represent matching contributions made by the Company under the Company’s 401(k) Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information about our NEOs’ outstanding equity awards at December 31, 2021. None of our NEOs hold any stock options. See also “Potential Payments upon Termination or Change of Control” regarding the treatment of these awards upon certain terminations of employment or the occurrence of a change of control.

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Yet Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested ($)(2)
Andrew J. Way	495,939	$1,477,898	805,343	$2,624,737
David A. Barta	135,112	$402,664	146,270	$476,717
Roger George	103,321	$307,897	111,854	$364,549

(1) Includes time-based shares and units that were granted in 2019, 2020, and 2021. Awards granted in 2020, and 2021, will be delivered in cash.

(2) Calculated as the number of shares or units that have not vested multiplied by the closing price of the Company's stock on December 31, 2021 ($2.98) for RTSR Performance Award a $4.84 fixed share price was used.

(3) Includes target number of performance-based units that were granted in 2020 and 2021. These awards will be delivered in cash.

The following table contains details of our NEOs’ outstanding unvested equity awards at December 31, 2021.

		Time-Based Awards		Performance-Based Awards
Name	Grant Date	Number of Unvested Shares or Units	Market Value as of December 31, 2021	Number of Unvested Shares or Units	Market Value as of December 31, 2021
Andrew J. Way	3/4/2019	30,570	$91,099
Andrew J. Way	3/4/2020	143,054	$426,301	321,871	$959,176
Andrew J. Way	3/4/2021	322,315	$960,499	483,472	$1,665,561
David A. Barta	3/4/2019	8,329	$24,820
David A. Barta	3/4/2020	38,973	$116,140	58,460	$174,211
David A. Barta	3/4/2021	87,810	$261,674	87,810	$302,506
Roger George	3/4/2019	6,369	$18,980
Roger George	3/4/2020	29,803	$88,813	44,705	$133,221
Roger George	3/4/2021	67,149	$200,104	67,149	$231,328

Potential Payments Upon Termination or Change of Control

This section describes the potential payments or benefits upon termination, change of control or other post-employment scenarios for each of our NEOs. The following description of the benefits upon termination, change of control or other post-employment scenarios for each of our NEOs is only a general description of their existing arrangements. For a description of the specific arrangements negotiated in connection with the proposed merger (the "Merger") between the Company and Enerflex US Holdings Inc., a Delaware corporation and wholly-owned subsidiary of Enerflex Ltd., see the Preliminary Proxy Statement/Prospectus on Form F-4 filed by Enerflex Ltd. with the SEC on March 18, 2022.

Change of Control Severance Agreements. None of our NEOs have employment contracts and all of our NEOs are employed at will.

Item	CEO	NEOs (1)
Term of agreement	• One (1) year with automatic renewal unless prior notice (365 days) by Company or executive • If Change of Control ("CoC") occurs, eighteen (18) months
Severance Protection Period	• Eighteen (18) months following a CoC
Trigger	Double trigger (CoC and qualifying termination)
Payments to executive if terminated by Company without “cause” or by executive for “good reason”

• Three (3X) times base salary

• Three (3X) times target annual incentive bonus ("STI")

• Target STI (prorated) for termination year

• Earned but unpaid STI for year prior to termination

• Two (2) years Company portion of health and welfare benefits premiums for executive and family

• Unvested time-based, equity-based, cash-based, performance-based or other incentive awards ("LTI") immediately vests in full (if prior to a CoC: LTI continues to vest until CoC then immediately vests at CoC)

• 280G “best pay”, either: full payments or a reduced amount such that no portion of the payments is subject to the excise tax (whichever results in the greater after-tax benefit to the executive)

• Two (2X) times base salary

• Two (2X) times target STI

• Target STI (prorated) for termination year

• Earned but unpaid STI for year prior to termination

• Eighteen (18) months Company portion of health and welfare benefits premiums for executive and family

• Unvested LTI immediately vests in full (if prior to a CoC: LTI continues to vest until CoC then immediately vests at CoC)

• 280G “best pay”, either: full payments or a reduced amount such that no portion of the payments is subject to the excise tax (whichever results in the greater after-tax benefit to the executive)

Non-competition, non-solicitation, confidentiality	One (1) year
Other	Executive provides a waiver and release

(1) NEOs include Mr. Barta and Mr. George.

Non-Change of Control Severance Benefit Agreements.

Item	CEO and NEOs (1)
Term of agreement	One (1) year, with automatic renewal unless prior notice (365 days) by Company or executive
Qualifying termination	By Company other than for Cause or by executive for Good Reason
Payments to executive if terminated by Company without “cause” or by executive for “good reason”

• One (1X) times base salary

• One (1X) times target STI

• Target STI (prorated) for termination year

• Earned but unpaid STI for year prior to termination

• Eighteen (18) months Company portion of health and welfare benefits premiums for executive and family

• Unvested LTI vests immediately on a pro-rata basis

Non-competition, non-solicitation, confidentiality	One (1) year
Other	Executive provides a waiver and release

(1) NEOs include Mr. Barta and Mr. George.

Other Qualified Plans. Upon termination of employment with the Company, our NEOs are entitled to payment of their account balances in our Non-Qualified Deferred Compensation Plan in the form previously selected by the member in their payment election, subject to Section 409A of the Code.

Post-Employment Tables

The following tables quantify potential payments or benefits upon termination, change of control or other post-employment scenarios for each of our NEOs, which are described above. The following tables generally do not include amounts payable pursuant to plans that are available generally to all salaried employees. The amounts in the tables show only the value of amounts payable or benefits due to enhancements in connection with each scenario, and do not reflect amounts otherwise payable or benefits otherwise due as a result of employment. The actual amounts to be paid out in any scenario can only be determined at the time of such executive officer’s actual separation from Exterran.

For all scenarios, the termination trigger event is assumed to be December 31, 2021.

Name	Termination Reason (1)	Cash Severance Payments (Base & STI) (2)	LTI Accelerated Vesting (3)	Medical / Welfare Benefits	Total Termination Benefits
Andrew J. Way	Voluntary resignation	$0	$0	$0	$0
	Retirement	$0	$0	$0	$0
	Termination for cause	$0	$0	$0	$0
	Death & disability	$0	$4,102,635	$0	$4,102,635
	Termination Without Cause or Resignation with Good Reason (non CiC)	$2,722,500	$2,461,483	$25,192	$5,073,640
	Change in control, without termination	$0	$0	$0	$0
	Change in control with a qualifying termination	$6,270,000	$4,102,635	$33,589	$10,270,689

Name	Termination Reason (1)	Cash Severance Payments (Base & STI) (2)	LTI Accelerated Vesting (3)	Medical / Welfare Benefits	Total Termination Benefits
David A. Barta	Voluntary resignation	$0	$0	$0	$0
	Retirement	$0	$0	$0	$0
	Termination for cause	$0	$0	$0	$0
	Death & disability	$0	$879,351	$0	$879,351
	Termination Without Cause or Resignation with Good Reason (non CiC)	$1,125,000	$528,445	$18,123	$1,623,354
	Change in control, without termination	$0	$0	$0	$0
	Change in control with a qualifying termination	$1,912,500	$879,351	$18,123	$2,761,760

Name	Termination Reason (1)	Cash Severance Payments (Base & STI) (2)	LTI Accelerated Vesting (3)	Medical / Welfare Benefits	Total Termination Benefits
Roger George	Voluntary resignation	$0	$0	$0	$0
	Retirement	$0	$0	$0	$0
	Termination for cause	$0	$0	$0	$0
	Death & disability	$0	$672,445	$0	$672,445
	Termination Without Cause or Resignation with Good Reason (non CiC)	$1,050,000	$404,111	$28,748	$1,437,860
	Change in control, without termination	$0	$0	$0	$0
	Change in control with a qualifying termination	$1,785,000	$672,445	$28,748	$2,441,194

(1) “Disability” is defined in our 2020 Omnibus Plan. “Cause” and “Good Reason” are defined in the Severance Benefit and Change of Control Agreements.

(2) If terminated without Cause or resigned with Good Reason on December 31, 2021, under severance benefit agreement cash severance would consist of (i) the sum of base salary and target annual incentive bonus (calculated as a percentage of his annual base salary for 2021), plus (ii) target annual incentive bonus (calculated as a percentage of annual base salary for 2021). If the executive had been subject to a change of control followed by a qualifying termination (as defined in his change of control agreement) on December 31, 2021, under change of control agreement, cash severance would consist of (i) two times (three times for Mr. Way) the sum of base salary and two times (three times for Mr. Way) target annual incentive bonus (calculated as a percentage of annual base salary for 2021), plus (ii) target annual incentive bonus (calculated as a percentage of annual base salary for 2021).

(3) For all scenarios, the amounts for unvested LTI that immediately vest in full, or immediately vest pro-rata, are calculated by multiplying the number of unvested shares or units by $2.984.42, which is the closing price of Exterran common stock on the NYSE on December 31, 2021. For RTSR Performance Award a $4.84 fixed share price was used.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

EXTERRAN SHARE OWNERSHIP

Security Ownership of Certain Beneficial Owners

The following table provides information about beneficial owners, known by us as of April 26, 2022, of 5% or more of our outstanding common stock (the “5% Shareholders”). Unless otherwise noted in the footnotes to the table, the 5% Shareholders named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class(1)
Chai Trust Company LLC 2 North Riverside Plaza, Suite 600 Chicago, Illinois 60606	8,157,415	(2)	24.49%

Dimensional Fund Advisors, L.P. Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	1,698,483	(3)	5.10%

(1)
Reflects shares of common stock beneficially owned as a percentage of 33,315,011 shares of common stock outstanding as of April 26, 2022.
(2)
Based solely on a review of the Schedule 13D filed by Chai Trust Company LLC (“Chai Trust”) and certain other related reporting persons on January 24, 2022. Chai Trust is the non-member manager of EGI-Fund (05-07) Investors, L.L.C., a Delaware limited liability company (“Fund 05-07”), EGI-Fund (08-10) Investors, L.L.C., a Delaware limited liability company (“Fund 08-10”) and EGI-Fund (11-13) Investors, L.L.C., a Delaware limited liability company (“Fund 11-13”), and the managing member of EGI-Fund B, L.L.C., a Delaware limited liability company (“Fund B”); and EGI-Fund C, L.L.C., a Delaware limited liability company (“Fund C”). In such capacity, Chai Trust may be deemed to beneficially own the shares of Common Stock held directly by Fund 05-07, Fund 08-10, Fund 11-13, Fund B and Fund C. The shares of common stock beneficially owned by Chai Trust include 447,567 shares of Common Stock held by Fund 05-07, 332,327 shares of Common Stock held by Fund 08-10, 908,742 shares of Common Stock held by Fund 11-13, 1,849,806 shares of Common Stock held by Fund B, and 4,618,973 shares of Common Stock held by Fund C LLC.
(3)
Based solely on a review of the Schedule 13G/A filed by Dimensional Fund Advisors LP (“Dimensional”) on February 8, 2022. Dimensional provides investment advice to four registered investment companies and acts as investment manager or sub-advisor to certain other commingled funds, group trusts and separate accounts (collectively, the “Funds”). In certain cases, subsidiaries of Dimensional may act as an advisor or sub-adviser to certain Funds. In its role as investment adviser, sub-adviser and/or manager, Dimensional or its subsidiaries may possess voting and/or investment power over the securities of the issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares. However, all shares are owned by the Funds, and Dimensional disclaims beneficial ownership of such shares.

Security Ownership of Management

The following table provides information, as of April 26, 2022, regarding the beneficial ownership of our common stock by each of our directors and director nominees, each of our 2021 NEOs and all of our current directors, director nominees and NEOs as a group. Unless otherwise noted in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The address for each NEO and director listed below is c/o Exterran Corporation, 11000 Equity Drive, Houston, Texas 77041.

Name of Beneficial Owner	Shares Owned Directly (1)	Unvested Restricted Stock	Right to Acquire Stock(2)	Indirect Ownership	Total Ownership	Percent of Class
Non-Employee Directors
William M. Goodyear	177,591	—	—	—	177,591	*
James C. Gouin	54,865	—	—	—	54,865	*
John P. Ryan	127,514	—	—	—	127,514	*
Christopher T. Seaver	131,542	—	—	—	131,542	*
Hatem Soliman	45,680	—	—	—	45,680	*
Mark R. Sotir	139,165	—	—	—	139,165	*
Ieda Gomes Yell	75,387	—	—	—	75,387	*
Named Executive Officers
Andrew J. Way	448,496	—	—	—	448,496	1.3%
David A. Barta	86,489	—	—	—	86,489	*
Roger George	45,905	—	—	—	45,905	*
All directors and executive officers as a group (10 persons)						4.0%

* Less than 1.0%

(1)
Includes phantom units granted under the Amended and Restated Directors’ Stock and Deferral Plan and the 2020 Omnibus Incentive Plan to Mr. Ryan, Mr. Gouin, and Ms. Gomes Yell.
(2)
Includes shares that can be acquired immediately or within 60 days of April 26, 2022 through the exercise of stock options.
(3)
Mr. Sotir is President of Equity Group Investments, a division of Chai Trust. Chai Trust is the beneficial owner of approximately 8,157,415 million shares of our common stock as of April 26, 2022; however, Mr. Sotir disclaims beneficial ownership of such shares

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We recognize that transactions with related persons can present potential or actual conflicts of interest and create the appearance that decisions are based on considerations other than the best interests of our Company and our shareholders. Therefore, our Audit Committee has adopted a written policy on related party transactions to provide guidance and set standards for the approval and reporting of transactions between us and individuals with a direct or indirect affiliation with us and to ensure that those transactions are in our best interest. Any proposed related party transaction must be submitted to the Audit Committee for approval prior to entering into the transaction. Additionally, our policy requires that our subsidiaries report all related party transactions to our SEC Reporting & Technical Accounting Department on a quarterly basis. In the event an executive officer becomes aware of any pending or ongoing related party transaction that has not been previously approved or ratified, the transaction must be promptly submitted to the Audit Committee or its Chair for ratification, amendment or termination of the related party transaction. If a related party transaction is ongoing, the Audit Committee may establish guidelines for management and will annually assess the relationship with such related party.

In reviewing a proposed or ongoing related party transaction, the Audit Committee will consider, among other things, the following factors to the extent relevant to the related party transaction:

•
whether the terms of the transaction are fair to the Company and would apply on the same basis if the transaction did not involve a related party
•
whether there are any compelling business reasons for the Company to enter into the transaction
•
whether the transaction would impair the independence of an otherwise independent director
•
whether the transaction would present an improper conflict of interest for any director or executive officer of the Company, taking into account, among other factors the Audit Committee deems relevant, the size of the transaction, the overall financial position of the director, executive officer or other related party, that person’s interest in the transaction and the ongoing nature of any proposed relationship

There were no related party transactions during 2020 and 2021 that are required to be reported.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees billed to us for each of the last two fiscal years for professional services rendered on our behalf by PricewaterhouseCoopers LLP ("PwC") and its member firms and respective affiliates for the financial years ended December 31, 2021 and 2020 (in thousands).

	2021	2020
Audit fees(1)	$2,736	$2,895
Audit-related fees	—	54
Tax fees(2)	27	32
All other fees(3)	10	3
Total fees	$2,773	$2,984

(1)

Audit fees include fees billed by our independent registered public accounting firm related to audits and reviews of financial statements we are required to file with the SEC, audits of internal control over financial reporting, statutory audits of certain of our subsidiaries' financial statements as required under local regulations, and other services including issuance of comfort letters and assistance with and review of documents filed with the SEC.

(2)	Tax fees include fees filled by our independent registered public accounting firm primarily related to tax compliance and consulting services.
(3)	Other fees include fees billed by our independent registered public accounting firm related to training.

In considering the nature of the services provided by PwC in 2020 and 2021, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with PwC, and our management, to determine that they permitted under the rules and regulations concerning auditor independence promulgated by (i) the SEC to implement the Sarbanes-Oxley Act of 2002 and (ii) the American Institute of Certified Public Accountants.

Audit Committee Guidelines for Pre-Approval of Independent Auditor Services

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services, and will not engage any other independent registered public accounting firm to render audit services, unless the service is specifically approved in advance by the Audit Committee.

The Audit Committee's practice is to consider for approval, at its regularly scheduled meetings, all audit and non-audit services proposed by our independent registered public accounting firm. The independent auditor provides annually an engagement letter outlining the scope of services proposed to be performed during the fiscal year, including audit services and other permissible non-audit services (e.g. audit-related services, tax services, and all other services). For other permissible services not included in the engagement letter, Exterran management will submit a description of the proposed service, including a budget estimate, to the Audit Committee for pre-approval.

In situations where a matter cannot wait until the next regularly scheduled Audit Committee meeting, the chair of the Audit Committee has been delegated authority to consider and, if appropriate, approve audit and non-audit services. Further, the Audit Committee has delegated authority to the Company's Chief Financial Officer and Chief Accounting Officer to approve certain audit and non-audit services aggregating less than $200,000 each quarter, subject to review and ratification by the Audit Committee at its next regularly scheduled meeting. All services performed by our independent registered accounting firm in 2021 were approved by our Audit Committee, in accordance with these policies.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Part IV (Item 15) of the Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this Form 10-K/A.

(b) Exhibits

Exhibit No.	Description
31.3*	Certification of our Principal Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of our Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exterran Corporation

/s/ DAVID A. BARTA
Name: David A. Barta
Title: Senior Vice President and Chief Financial Officer

Date: April 29, 2022