Form 10-Q
period 2022-03-31
Exterran Corp
filed 2022-05-03
CIK 1635881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXTERRAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$60,001	$56,255
Restricted cash	8,718	5,796
Accounts receivable, net of allowance of $10,580, and $10,580 respectively	165,221	179,844
Inventory (Note 4)	80,092	102,494
Contract assets (Note 2)	57,771	25,554
Other current assets	26,428	22,897
Current assets associated with discontinued operations (Note 3)	15,626	15,558
Total current assets	413,857	408,398
Property, plant and equipment, net (Note 5)	607,144	604,957
Long-term contract assets (Note 2)	105,302	67,822
Operating lease right-of-use assets	21,654	21,654
Deferred income taxes	9,392	7,671
Intangible and other assets, net	63,159	67,006
Long-term assets associated with discontinued operations (Note 3)	1,687	1,689
Total assets	$1,222,195	$1,179,197

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$73,766	$70,782
Accrued liabilities	133,023	137,825
Contract liabilities (Note 2)	76,944	74,206
Current operating lease liabilities	5,084	4,977
Current liabilities associated with discontinued operations (Note 3)	1,823	2,299
Total current liabilities	290,640	290,089
Long-term debt (Note 6)	635,529	571,788
Deferred income taxes	844	921
Long-term contract liabilities (Note 2)	64,655	60,608
Long-term operating lease liabilities	26,310	26,723
Other long-term liabilities	45,265	44,410
Long-term liabilities associated with discontinued operations (Note 3)	947	1,066
Total liabilities	1,064,190	995,605
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 38,086,576 and 38,064,007 shares issued, respectively	381	381
Additional paid-in capital	753,340	753,046
Accumulated deficit	(560,882)	(531,237)
Treasury stock — 4,771,565 and 4,740,398 common shares, at cost, respectively	(57,917)	(57,742)
Accumulated other comprehensive income	23,083	19,144
Total stockholders’ equity (Note 11)	158,005	183,592
Total liabilities and stockholders’ equity	$1,222,195	$1,179,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues (Note 2):
Contract operations	$83,801	$81,014
Aftermarket services	26,263	25,120
Product sales	81,684	30,030
	191,748	136,164
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	29,327	23,344
Aftermarket services	19,821	20,012
Product sales	70,315	25,573
Selling, general and administrative	41,880	32,631
Depreciation and amortization	40,355	42,499
Merger expenses (Note 1)	3,988	—
Restructuring and other charges (Note 9)	—	624
Interest expense	11,049	9,964
Other (income) expense, net	(1,630)	3,061
	215,105	157,708
Loss before income taxes	(23,357)	(21,544)
Provision for (benefit from) for income taxes (Note 10)	5,769	7,456
Loss from continuing operations	(29,126)	(29,000)
Loss from discontinued operations, net of tax (Note 3)	(519)	(873)
Net loss	$(29,645)	$(29,873)

Basic and diluted net loss per common share (Note 13):
Loss from continuing operations per common share	$(0.88)	$(0.88)
Loss from discontinued operations per common share	(0.01)	(0.03)
Net loss per common share	$(0.89)	$(0.91)

Weighted average common shares outstanding used in net loss per common share (Note 13):
Basic and diluted	33,157	32,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(29,645)	$(29,873)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,939	(2,417)
Comprehensive loss	$(25,706)	$(32,290)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

					Accumulated
		Additional			Other
		Paid-in	Accumulated		Comprehensive
	Common Stock	Capital	Deficit	Treasury Stock	Income	Total
Balance, January 1, 2021	$378	$750,506	$(418,529)	$(57,431)	$20,908	$295,832
Net loss			(29,873)			(29,873)
Foreign currency translation adjustment					(2,417)	(2,417)
Treasury stock purchased				(310)		(310)
Stock-based compensation, net of forfeitures	2	1,471				1,473
Balance, March 31, 2021	$380	$751,977	$(448,402)	$(57,741)	$18,491	$264,705

Balance, January 1, 2022	$381	$753,046	$(531,237)	$(57,742)	$19,144	$183,592
Net loss			(29,645)			(29,645)
Foreign currency translation adjustment					3,939	3,939
Treasury stock purchased				(175)		(175)
Stock-based compensation, net of forfeitures		294				294
Balance, March 31, 2022	$381	$753,340	$(560,882)	$(57,917)	$23,083	$158,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(29,645)	$(29,873)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	40,355	42,499
Amortization of deferred financing costs	661	667
Loss from discontinued operations, net of tax	519	873
Provision for doubtful accounts	—	1
Gain on sale of property, plant and equipment	(174)	(193)
(Gain) loss on remeasurement of intercompany balances	(2,338)	1,511
Loss on foreign currency derivatives	846	926
Stock-based compensation expense	294	1,473
Deferred income tax (benefit) expense	(1,183)	374
Changes in assets and liabilities:
Accounts receivable and notes	14,550	8,738
Inventory	22,374	2,017
Contract assets and contract liabilities, net	(63,187)	(11,382)
Other current assets	(3,568)	(2,283)
Accounts payable and other liabilities	(5,312)	(2,474)
Other	2,050	(413)
Net cash (used in) provided by continuing operations	(23,758)	12,461
Net cash used in discontinued operations	(1,181)	(9,276)
Net cash (used in) provided by operating activities	(24,939)	3,185

Cash flows from investing activities:
Capital expenditures	(31,176)	(7,199)
Proceeds from sale of property, plant and equipment	171	212
Net cash used in investing activities	(31,005)	(6,987)

Cash flows from financing activities:
Proceeds from borrowings of debt	145,000	64,600
Repayments of debt	(82,099)	(57,400)
Purchases of treasury stock (Note 11)	(175)	(310)
Net cash provided by financing activities	62,726	6,890

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(114)	(163)
Net increase in cash, cash equivalents and restricted cash	6,668	2,925
Cash, cash equivalents and restricted cash at beginning of period	62,051	43,728
Cash, cash equivalents and restricted cash at end of period	$68,719	$46,653

Supplemental disclosure of non-cash transactions:
Accrued capital expenditures	$14,886	$3,453

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

Merger

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

We anticipate the Merger to close in the second half of 2022, subject to, among other things, the satisfaction (or waiver) of the conditions in the previous paragraph.

We have already started incurring legal and other costs and will continue to incur such costs until the Merger is closed. We incurred costs associated with these activities of $4.0 million for the three months ended March 31, 2022. These charges are reflected as merger expenses in our statements of operations and accrued liabilities on our balance sheets. We estimate the total merger expenses will be approximately $18 - 23 million and represents our best estimate based on the facts and circumstances known at this time.

Liquidity

Historically, the Company has met its liquidity needs principally from cash on hand, cash flow from operations and, if needed, external borrowings and issuances of debt securities. At March 31, 2022, the Company had $60.0 million of cash and cash equivalents and $86.0 million of remaining availability under our revolving credit facility (as defined in Note 6 – Debt) which resulted in a total liquidity position of $146.0 million. Based on its current forecasts, the Company believes that cash on hand, together with cash flow from operations, and current and any potential future borrowings under the revolving credit facility should be sufficient to meet its cash requirements inclusive of, but not limited to, normal operating needs, debt service obligations, and planned capital expenditures and commitments for at least the next twelve months from the issuance date of its consolidated financial statements. Further, a portion of our capital expenditures will also be funded through advanced payments from customers. However, the Company can make no assurance regarding its ability to achieve its forecasts, which are materially dependent on improved financial performance and the ever-changing market.

At March 31, 2022, the Company had $288.5 million of borrowings under the revolving credit facility, which matures in October 2023. Management will only need to pursue refinancing if the merger with Enerflex does not close as expected during the second half of 2022. The merger is discussed in more detail within Item 2 below. If the merger does not happen, there can be no assurances the Company will succeed in refinancing its credit facility. If unsuccessful, the Company will not have sufficient liquidity and capital resources to repay its indebtedness when it matures.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Exterran Corporation included herein have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments of a normal recurring nature that are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2021. That report contains a comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

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

Note 2 - Revenue

Disaggregation of Revenue

The following tables present disaggregated revenue by products and services lines and by geographical regions for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
Revenue by Products and Services	2022	2021
Contract Operations Segment:
Contract operations services (1)	$83,801	$81,014

Aftermarket Services Segment:
Operation and maintenance services (1)	$12,407	$12,042
Part sales (2)	11,528	9,050
Other services (1)	2,328	4,028
Total aftermarket services	$26,263	$25,120

Product Sales Segment:
Compression equipment (1) (3)	$1,540	$5,326
Processing and treating equipment (1)	79,204	21,559
Other product sales (1) (2)	940	3,145
Total product sales revenues	$81,684	$30,030

Total revenues	$191,748	$136,164

(1)
Revenue recognized over time.
(2)
Revenue recognized at a point in time.
(3)
Compression equipment includes sales to customers outside of the U.S.

	Three Months Ended March 31,
Revenue by Geographical Regions	2022	2021
North America	$14,962	$6,325
Latin America	86,379	60,618
Middle East and Africa	79,028	57,179
Asia Pacific	11,379	12,042
Total revenues	$191,748	$136,164

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

The following table summarizes the expected timing of revenue recognition from unsatisfied performance obligations (commonly referred to as backlog) as of March 31, 2022 (in thousands):

	Contract Operations	Product Sales
	Segment	Segment
Remainder of 2022	$196,506	$267,218
2023	273,070	172,640
2024	249,238	16,181
2025	227,402	17,557
2026	186,806	—
Thereafter	245,799	—
Total backlog	$1,378,821	$473,596

Certain of our aftermarket services contracts are subject to cancellation or modification at the election of the customer.

If the primary component of our contract operations contracts is the lease component, the contracts are accounted for as operating leases. For these contracts, revenues are recognized on a straight-line basis. As of March 31, 2022, the total value of our contracts operations backlog accounted for as operating leases was approximately $486.9 million, of which $36 million is expected to be recognized in the remainder of 2022, $104 million is expected to be recognized in 2023, $94 million is expected to be recognized in 2024, $80 million is expected to be recognized in 2025 and $63 million is expected to be recognized in 2026. Contract operations revenue recognized as operating leases for the three months ended March 31, 2022 was approximately $7 million. Our product sales backlog includes contracts where there is a significant financing component. As of March 31, 2022, we had approximately $43 million expected to be recognized in future periods as interest income within our product sales segment.

Contract Assets and Contract Liabilities

The following table provides information about accounts receivables, net, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivables, net	$165,221	$179,844
Contract assets and contract liabilities:
Current contract assets	57,771	25,554
Long-term contract assets	105,302	67,822
Current contract liabilities	76,944	74,206
Long-term contract liabilities	64,655	60,608

During the three months ended March 31, 2022, revenue recognized from contract operations services included $15.7 million of revenue deferred in previous periods. Revenue recognized during the three months ended March 31, 2022 from product sales performance obligations partially satisfied in previous periods was $50.5 million, of which $6.0 million was included in billings in excess of costs at the beginning of the period. The increase in current contract assets during the three months ended March 31, 2022 is primarily due to the timing of milestone billings in the North American and Latin America region. The increase in long-term contract assets during the three months ended March 31, 2022 was primarily due to the timing of milestones billings in the Middle East and Africa region. The increase in current contract liabilities during the three months ended March 31, 2022 was primarily driven by the progression of product sales projects and the timing of milestones billings in the Middle East and Africa region. The increase in long-term contract liabilities during the three months ended March 31, 2022 was primarily driven by the timing of milestone billings in the Middle East and Africa region.

Allowance for Doubtful Accounts

The Company estimates its reserves using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of accounts receivables, contract assets and long-term note receivables. The Company’s customer base has generally similar collectability risk characteristics, although larger customers may have lower risk than smaller independent customers. The allowance for doubtful accounts as of March 31, 2022 and changes for the three months then ended are as follows (in thousands):

Balance at December 31, 2021	$10,580
Write-offs during the period	—
Balance at March 31, 2022	$10,580

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

The following table summarizes the operating results of discontinued operations (in thousands):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Belleli EPC	US Compression	Total	Belleli EPC	US Compression	Total
Revenue	$—	$—	$—	$—	$53	$53
Cost of sales (excluding depreciation and amortization expense)	—	451	451	55	209	264
Selling, general and administrative	80	—	80	158	395	553
Other (income) expense, net	(11)	—	(11)	34	—	34
Provision for (benefit from) income taxes	(1)	—	(1)	75	—	75
Income (loss) from discontinued operations, net of tax	$(68)	$(451)	$(519)	$(322)	$(551)	$(873)

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	March 31, 2022			December 31, 2021
	Belleli EPC	US Compression	Total	Belleli EPC	US Compression	Total
Accounts receivable	$268	$—	$268	$268	$—	$268
Inventory	—	15,090	15,090	—	14,853	14,853
Contract assets	—	83	83	—	271	271
Other current assets	185	—	185	166	—	166
Total current assets associated with discontinued operations	453	15,173	15,626	434	15,124	15,558
Intangible and other assets, net	1,687	—	1,687	1,689	—	1,689
Total assets associated with discontinued operations	$2,140	$15,173	$17,313	$2,123	$15,124	$17,247

Accounts payable	$—	$—	$—	$35	$90	$125
Accrued liabilities	1,526	74	1,600	1,578	376	1,954
Contract liabilities	198	25	223	198	22	220
Total current liabilities associated with discontinued operations	1,724	99	1,823	1,811	488	2,299
Other long-term liabilities	654	293	947	694	372	1,066
Total liabilities associated with discontinued operations	$2,378	$392	$2,770	$2,505	$860	$3,365

Note 4 - Inventory

Inventory consisted of the following amounts (in thousands):

	March 31, 2022	December 31, 2021
Parts and supplies	$61,280	$61,379
Work in progress	16,265	38,528
Finished goods	2,547	2,587
Inventory	$80,092	$102,494

Note 5 - Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Compression equipment, processing facilities and other fleet assets	$1,570,792	$1,519,855
Land and buildings	51,078	51,066
Transportation and shop equipment	53,496	53,371
Computer software	66,177	65,298
Other	43,594	41,061
	1,785,137	1,730,651
Accumulated depreciation	(1,177,993)	(1,125,694)
Property, plant and equipment, net	$607,144	$604,957

Note 6 - Debt

Debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Revolving credit facility due October 2023	$288,500	$225,000
8.125% senior notes due May 2025	350,000	350,000
Other	798	1,397
Unamortized deferred financing costs of 8.125% senior notes	(2,971)	(3,212)
Total debt	636,327	573,185
Less: Amounts within one year(1)	(798)	(1,397)
Long-term debt	$635,529	$571,788

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

As of March 31, 2022, we had $288.5 million in outstanding borrowings and $52.2 million in outstanding letters of credit under our revolving credit facility. At March 31, 2022, taking into account guarantees through letters of credit, we had undrawn capacity of $309.3 million under our revolving credit facility. Our Amended Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Amended Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $86.0 million of the $309.3 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of March 31, 2022.

The Amended Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Amended Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Amended Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Amended Credit Agreement) of 2.75 to 1.00. As of March 31, 2022, we maintained a 6.4 to 1.0 interest coverage ratio, a 4.0 to 1.0 total leverage ratio and a 1.8 to 1.0 senior secured leverage ratio. As of March 31, 2022, we were in compliance with all financial covenants under the Amended Credit Agreement.

8.125% Senior Notes Due May 2025

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued $375.0 million aggregate principal amount of 8.125% senior unsecured notes due 2025 (the “2017 Notes”) which have $350.0 million outstanding as of March 31, 2022. We guarantee the 2017 Notes on a senior unsecured basis. We may redeem the 2017 Notes at any time in cash, in whole or part, at certain redemption prices, including the applicable make-whole premium plus accrued and unpaid interest, if any, to the date of redemption.

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

Recurring Fair Value Measurements

We are exposed to market risks associated with changes in foreign currency exchange rates, including foreign currency exchange rate changes recorded on intercompany obligations. From time to time, we may enter into foreign currency hedges to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on our balance sheets including intercompany activity. As of March 31, 2022 and as of December 31, 2021, we were party to forward currency exchange contracts to mitigate exposures to the Argentine Peso. We did not designate these forward currency exchange contracts as hedge transactions. Changes in fair value and gains and losses on settlement on these forward currency exchange contracts are recognized in other (income) expense, net, in our statement of operations. As the March 31, 2022 and December 31, 2021 contracts settle on a daily basis, it was not necessary to estimate fair value of the current year foreign currency derivatives as nothing was recorded on the balance sheet as of March 31, 2022 and December 31, 2021. For the periods ending March 31, 2022 and 2021, we recognized a loss of $0.8 million and $0.9 million, respectively, on forward currency contracts.

Nonrecurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2022 and 2021, with pricing levels as of the date of valuation (in thousands):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Long-term note receivable (1)	—	—	$13,238	—	—	$11,503

(1)
Our estimate of the fair value of a note receivable was discounted based on a settlement period of eight years and a discount rate of 12.5%. The undiscounted value of the note receivable, including interest, as of March 31, 2022 was $15.7 million.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables and debt. At March 31, 2022 and December 31, 2021, the estimated fair values of cash, restricted cash, receivables and payables approximated their carrying amounts as reflected in our balance sheets due to the short-term nature of these financial instruments.

The fair value of the 2017 Notes was estimated based on model derived calculations using market yields observed in active markets, which are Level 2 inputs. As of March 31, 2022 and December 31, 2021, the carrying amount of the 2017 Notes, excluding unamortized deferred financing costs, of $350.0 million was estimated to have a fair value of $352.0 million and $326.6 million, respectively. Due to the variable rate nature of our revolving credit facility, the carrying value as of March 31, 2022 and December 31, 2021 approximated the fair value as the rate was comparable to the then-current market rate at which debt with similar terms could have been obtained.

Note 8 - Impairments

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, indicate that the carrying amount of an asset may not be recoverable. During the three months ended March 31, 2022, there were no events, or changes in circumstances to indicate that the carrying amount of an asset may not be recoverable.

Note 9 - Restructuring and Other Charges

The energy industry’s focus on cash flow, capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the third quarter of 2019, we announced a cost reduction plan primarily focused on workforce reductions. During the three months ended March 31, 2021, we incurred restructuring and other charges associated with these activities of $0.6 million. We did not incur charges related to these activities during the three months ended March 31, 2022. These charges are reflected as restructuring and other charges in our statements of operations and accrued liabilities on our balance sheets. The cost reduction plan is substantially complete as of the end of the first quarter of 2022.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the three months ended March 31, 2022 and 2021 (in thousands):

	Cost
	Reduction Plan	Total
Beginning balance at January 1, 2021	$1,351	$1,351
Additions for costs expensed, net	624	624
Reductions for payments	(588)	(588)
Foreign exchange impact	(94)	(94)
Ending balance at March 31, 2021	$1,293	$1,293

Beginning balance at January 1, 2022	$182	$182
Additions for costs expensed, net	—	—
Reductions for payments	—	—
Ending balance at March 31, 2022	$182	$182

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Employee termination benefits	$—	$624
Legal fees	—	—
Bank fees	—	—
Other	—	—
Total restructuring and other charges	$—	$624

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate of (24.7)% for the three months ended March 31, 2022: (i) a (10.6)% negative impact resulting from foreign currency devaluations in Argentina, (ii) a (3.2)% negative impact resulting from foreign taxes in excess of the U.S. tax rate and other rate drivers, (iii) a (2.0)% negative impact resulting from deemed inclusions in the U.S., (iv) a (4.3)% negative impact resulting from uncertain tax positions, and (v) a (19.4)% negative impact resulting from an addition of valuation allowances against U.S. deferred tax assets.

Our effective tax rate increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase in valuation allowances recorded in the U.S., a decrease in foreign taxes in excess of the U.S. tax rate, a decrease in deemed inclusions in the U.S., an increase in uncertain tax positions.

Note 11 - Stockholders’ Equity

Share Repurchase Program

On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program depended on a variety of factors, including prevailing market conditions among others. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended March 31, 2022 and 2021, we did not repurchase any shares under this program.

Additionally, treasury stock purchased during the three months ended March 31, 2022 and 2021 included shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards.

Note 12 - Stock-Based Compensation

Stock Options

There were no stock options granted during the three months ended March 31, 2022 and 2021.

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

The table below presents the changes in restricted stock, restricted stock units and performance units for our common stock during the three months ended March 31, 2022.

	Equity Awards		Liability Awards
		Weighted Average		Weighted Average
	Shares	Grant-Date Fair	Shares	Grant-Date Fair
	(in thousands)	Value Per Share	(in thousands)	Value Per Share
Non-vested awards, January 1, 2022	210	$9.51	2,174	$5.70
Granted	13	6.23	2,022	7.92
Vested	(99)	14.27	(1,402)	6.94
Cancelled	0	—	(9)	6.23
Non-vested awards, March 31, 2021	124	5.37	2,785	6.69

As of March 31, 2022, we estimate $14.0 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance units issued to our employees to be recognized over the weighted-average vesting period of 0.9 years.

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

There are dilutive shares excluded from the EPS computation for the three months ended March 31, 2022 and 2021 as they would be anti-dilutive.

The following table presents a reconciliation of basic and diluted net loss per common share for the three months ended March 31, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator for basic and diluted net loss per common share:
Loss from continuing operations	$(29,126)	$(29,000)
Loss from discontinued operations, net of tax	(519)	(873)
Less: Net income attributable to participating securities	—	—
Net loss — used in basic and diluted net loss per common share	$(29,645)	$(29,873)

Weighted average common shares outstanding including participating securities	33,433	33,229
Less: Weighted average participating securities outstanding	(276)	(279)
Weighted average common shares outstanding — used in basic net loss per common share	33,157	32,950
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	*
Weighted average common shares outstanding — used in diluted net loss per common share	33,157	32,950

Net loss per common share:
Basic and diluted	$(0.89)	$(0.91)

* Excluded from diluted net income (loss) per common share as their inclusion would have been anti-dilutive.

Note 14 - Commitments and Contingencies

Contingencies

We have agreements with financial institutions under which approximately $52.2 million of letters of credit or bank guarantees were outstanding as of March 31, 2022. These are put in place in certain situations to guarantee our performance obligations under contracts with counterparties.

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of March 31, 2022 and December 31, 2021, we had accrued $2.4 million and $1.9 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

Litigation and Claims

On December 19, 2020, we initiated arbitration in the International Court of Arbitration of the International Chamber of Commerce (“ICC”) against Iberoamericana de Hidrocarburos, S.A. De C.V. (“IHSA”) to collect approximately $38 million owed to us under three agreements, plus future lost profits, interest, attorneys’ fees, and other damages as allowed under the contracts and/or Mexican law. The three agreements relate to contract operation services provided to IHSA by Exterran. After we stopped providing services due to IHSA’s nonpayment, on December 29, 2020, IHSA filed a lawsuit in the 129th Judicial District Court of Harris County, Texas, for tortious interference with a contract and prospective business relationships, claiming damages for lost profits, lost production, loss of equipment, loss of business opportunity, damage to business reputation and attorneys’ fees. On March 2, 2021, after we moved IHSA’s lawsuit to the United States District Court for the Southern District of Texas, IHSA voluntarily dismissed the lawsuit. On May 11, 2021, IHSA again filed a similar claim in the 164th Judicial District Court of Harris County, Texas, for tortious interference with a contract and prospective business relationships, seeking damages in excess of $1 million. We moved IHSA’s lawsuit to the United States District Court for the Southern District of Texas, where it is currently pending. The court granted Exterran’s motion to compel arbitration and stayed the lawsuit. On March 8, 2022, IHSA filed its statement of defense before the ICC and included a counterclaim for approximately $57 million allegedly resulting from breach of contract, operational deficiencies, lost production, and lost profit. On September 13, 2021, IHSA served Exterran with a lawsuit filed with a court in Mexico seeking approximately $4.5 million for allegedly missing or damaged equipment. We filed a motion with the court in Mexico to compel IHSA to bring its claims in arbitration. Our motion remains pending before the court in Mexico. In addition, IHSA has orally threatened to draw certain bonds totaling approximately $12 million under one of the contracts for contract operation services. Based on currently available information we believe IHSA’s claims are without merit. However, IHSA’s claim are in the early stages and the results cannot be predicted with certainty.

On July 5, 2021, Inesco Ingenieria & Construccion, S.A. (“Inesco”) filed a Demand for Arbitration in the ICC against Exterran Bolivia S.R.L. claiming it is owed approximately $13 million for certain goods and services allegedly provided to Exterran, delay damages, and increased expenses. The final arbitration hearing has concluded, but the arbitration panel has not yet rendered a decision. Based on currently available information we believe Inesco’s claims are without merit; however, the results cannot be predicted with certainty.

On February 24, 2022, the Local Labor Board of the State of Tabasco in Mexico awarded a former employee of one of our subsidiaries approximately $119 million in connection with a dispute relating to the employee's severance pay following his termination of employment. In March 2015, one of our subsidiaries terminated the employment of this employee and paid him the undisputed portion of his severance pay, as determined by the Local Labor Board. This former employee subsequently filed a claim with the Local Labor Board alleging that he is entitled to additional compensation.
We believe the order of the Local Labor Board is in error and the employee's case is without merit. More specifically, we believe that the Local Labor Board's errors include, but are not limited to, failing to follow established Mexican law, ignoring undisputed factual admissions of the former employee, and improperly disregarding a higher court's prior ruling. As a result, we have appealed the order. While we have determined it is reasonably possible that we will incur some loss with respect to this matter under applicable accounting standards (ASC Topic 450, Contingencies), the Company believes that the ultimate resolution of this matter will not be material to the Company.

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

The following table presents revenue and other financial information by reportable segment for the three months ended March 31, 2022 and 2021 (in thousands):

				Reportable
	Contract	Aftermarket		Segments
Three Months Ended March 31,	Operations	Services	Product sales	Total
2022
Revenue	$83,801	$26,263	$81,684	$191,748
Adjusted gross margin(1)	54,474	6,442	11,369	72,285

2021
Revenue	$81,014	$25,120	$30,030	$136,164
Adjusted gross margin(1)	57,670	5,108	4,457	67,235

(1)
Adjusted gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense).

The following table reconciles total gross margin to total adjusted gross margin (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues	$191,748	$136,164
Cost of sales (excluding depreciation and amortization expenses)	119,463	68,929
Depreciation and amortization (1)	38,416	40,835
Total gross margin	33,869	26,400
Depreciation and amortization (1)	38,416	40,835
Total adjusted gross margin	$72,285	$67,235

(1)
Represents the portion only attributable to cost of sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Exterran’s financial statements with a narrative from the perspective of management. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021.

Disclosure Regarding Forward-Looking Statements

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations; the expected amount of our capital expenditures; anticipated cost savings, future revenue, adjusted gross margin and other financial or operational measures related to our business and our primary business segments; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof. The forward-looking statements also include assumptions about our proposed Merger with Enerflex (as described in greater detail within the 10-K and below).

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

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

Recent Development

On January 24, 2022, we entered into an agreement and plan of merger with Enerflex US Holdings Inc., a Delaware corporation and a wholly owned subsidiary of Enerflex Ltd., a Canadian corporation. For details regarding the merger, refer to Note 1, Description of Business and Basis of Presentation, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Beginning in 2019, there has been a shift in the industry that was exacerbated by the COVID-19 pandemic. The industry has seen a structural change in the behavior of exploration and production producers and midstream providers, predominately in the U.S., but internationally as well, to change their focus from growth to one emphasizing cash flow and returns. This has caused a significant reduction in their capital spending plans in order to drive incremental cash flow and has put constraints on the amount of new projects that customers sanction. In 2020 the COVID-19 pandemic created a demand shock to the system that further exacerbated the supply demand imbalance that was already taking place. As the global economy improved in 2021, commodity pricing improved due to increased demand and still constrained supplies as a result of the 2020 demand shock. In 2022, we are seeing increased interest in Exterran products and services, but the landscape is still volatile, due to the continued uncertainty around COVID-19 and its variants as well as possible geopolitical events that could impact oil and gas prices.

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

Aggregate booking activity levels for our product sales segment in North America and international markets during the three months ended March 31, 2022 were $238.8 million, which represents an increase of 2,374% compared to the three months ended March 31, 2021. The increase in bookings was primarily driven by the increased interest in Exterran products and services as the global economy has started to see improvements post pandemic.

Historically, oil, natural gas and natural gas liquids prices and the level of drilling and exploration activity in North America have been volatile. The Henry Hub spot price for natural gas was $5.46 per MMBtu at March 31, 2022, which was 43% and 117% higher than the prices at December 31, 2021 and March 31, 2021, respectively, and the U.S. natural gas liquid composite price was $10.57 per MMBtu for the month of March 2022, which was 14% and 39% higher than the prices for the month of December 2021 and March 2021, respectively. In addition, the West Texas Intermediate crude oil spot price as of March 31, 2022 was 33% and 70% higher than the price at December 31, 2021 and at March 31, 2021, respectively. Increased demand for energy and increases in commodity prices have caused increased demand for our products recently. Booking activity levels for our product sales segment in North America during the three months ended March 31, 2022 were $23.6 million, up from $1.2 million in three months ended March 31, 2021.

Longer-term fundamentals in our international markets partially depend on international oil and gas infrastructure projects, many of which are based on the longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based more on longer-term fundamentals that may be less tied to near term commodity prices than our North American customers. We believe the demand for our products, solutions and services in international markets will continue, and we expect to have opportunities to grow our international businesses. Booking activity levels for our product sales segment in international markets during the three months ended March 31, 2022 were $215.1 million, up from $8.5 million in the three months ended March 31, 2021.

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

Impact of COVID-19 on our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption across most industries. Efforts to mitigate the spread of COVID-19 have also resulted in decreased energy demand and additional weakness in energy pricing in 2020. In 2021 energy demand and energy pricing improved as the world economies began to recover; demand for Exterran products began to show improvement in late 2021 and has continued during the first quarter of 2022.

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
•
Although early in 2020 we recorded significant new product sales bookings, as 2020 and 2021 progressed, we saw decreased purchasing activity from our customers which we believe was due to both the work at home mitigation measures our customers are also taking and uncertainty in commodity prices. With the improvements in energy pricing and energy demand we have seen improved booking activity beginning in late 2021 and continuing during the first quarter of 2022;
•
Given travel restrictions and other mitigation efforts, certain of our employees were not able to travel to work assignments, therefore although we have taken additional steps to be able to continue to provide services required by our customers, some services were delayed until mitigation measures were eased;
•
While our operations have been impacted by lower product sales bookings in recent years, we have continued our cost reduction efforts which began prior to the current pandemic. We have continued our efforts to optimize our cost structure to align with the expected demand in our business including making work force reductions;
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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2021 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Company’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021. Since December 31, 2021, there have been no material changes in the Company’s accounting policies that are impacted by judgments, assumptions and estimates.

Operating Highlights

The following table summarizes our contract operations and product sales backlog (in thousands):

	March 31, 2022	December 31, 2021	March 31, 2021
Contract Operations Backlog:
Contract operations services	$1,378,821	$1,399,858	$1,227,654

Product Sales Backlog:
Processing and treating equipment	409,540	289,718	403,718
Compression equipment(1)	41,586	4,036	12,562
Other product sales	22,470	22,616	28,781
Total product sales backlog	$473,596	$316,370	$445,061

(1)
Compression equipment includes sales to customers outside of the U.S.

Summary of Results

As discussed in Note 3 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Belleli EPC business and our U.S. compression fabrication business. Those results are reflected in discontinued operations for all periods presented.

Revenue.

Revenue during the three months ended March 31, 2022 and 2021 was $191.7 million and $136.2 million, respectively. The increase in revenue during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to increases in revenue for all three segments, with our product sales segment contributing $51.7 million of the $55.6 million increase. The increase in our contract operations segment was primarily due to a project in the Middle East and Africa region that was not operating in the prior period and contract rate adjustments, partially offset by a decrease due to contract stops in the Middle East and Africa region and decreases attributed to deferred revenue and impacts of devaluation of the Argentine Peso. The increase in aftermarket services revenue was primarily due to increases in revenue in the Asia Pacific region related to part sales. The increase in our product sales segment was primarily due to increases in processing and treating revenue, partially offset by decreases in compression revenue.

Net loss.

We generated a net loss of $29.6 million and $29.9 million during the three months ended March 31, 2022 and 2021, respectively. The decrease in net loss during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to decreases in depreciation expense and provision for income taxes and increases in other income and in adjusted gross margin for our aftermarket services and product sales. This was partially offset by increases in selling, general and administrative ("SG&A") expense, restructuring and other charges, and decreases in adjusted gross margin for our contract operations.

EBITDA, as adjusted.

Our EBITDA, as adjusted, was $29.7 million and $33.1 million during the three months ended March 31, 2022 and 2021, respectively. EBITDA, as adjusted, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 decreased primarily due to a decrease in adjusted gross margin for our contract operations segment and increase in SG&A expense due to mark-to-market adjustments on our long-term performance awards that were settled during the current quarter in cash, offset by increases in adjusted gross margin for our aftermarket and product sales segments.

EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net loss, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures” included elsewhere in this Quarterly Report.

The Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Contract Operations

(dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021	Change	% Change
Revenue	$83,801	$81,014	$2,787	3%
Cost of sales (excluding depreciation and amortization expense)	29,327	23,344	5,983	26%
Adjusted gross margin	$54,474	$57,670	$(3,196)	(6)%
Adjusted gross margin percentage (1)	65%	71%	(6)%	(8)%

(1)
Defined as adjusted gross margin divided by revenue.

The increase in revenue during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to an increase of $4.4 million due to a project in the Middle East and Africa region that was not operating in the prior period and an increase of $6.1 million primarily driven by contract rate adjustments with existing customers. These revenue increases were partially offset by decreases of approximately $4.2 million due to contract stops primarily in the Middle East and Africa region, $2.1 million due to deferred revenue recognized in the prior year from a change in the remaining term of a contract in the fourth quarter of 2021 and the early termination of the contract in 2021 and $1.0 million impact of devaluation on the Argentine Peso during the current year period. Adjusted gross margin decreased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to increases in labor costs incurred in the Latin America region. Adjusted gross margin percentage during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 decreased primarily due to an increase in operating expenditures in the current year period as explained above, partially offset by the increase in revenue recognized resulting from a project that was not operating in the prior period, as noted above.

Aftermarket Services

(dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021	Change	% Change
Revenue	$26,263	$25,120	$1,143	5%
Cost of sales (excluding depreciation and amortization expense)	19,821	20,012	(191)	(1)%
Adjusted gross margin	$6,442	$5,108	$1,334	26%
Adjusted gross margin percentage	25%	20%	5%	25%

The increase in revenue during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to an increase in part sales in the Asia Pacific region, offset with a decrease in part sales in the Middle East and Africa region. Adjusted gross margin during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 increased primarily due to the revenue increases explained above. Adjusted gross margin percentage during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 increased primarily due to the product mix.

Product Sales

(dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021	Change	% Change
Revenue	$81,684	$30,030	$51,654	172%
Cost of sales (excluding depreciation and amortization expense)	70,315	25,573	44,742	175%
Adjusted gross margin	$11,369	$4,457	$6,912	155%
Adjusted gross margin percentage	14%	15%	(1)%	-7%

The increase in revenue during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to an increase of $57.6 million in processing and treating revenue mainly in the Middle East and Africa and in the Latin America regions due to new projects in the current quarter. This was partially offset by decreases of $5.9 million in compression and other revenue. Adjusted gross margin increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to the increase in revenue discussed above. Adjusted gross margin percentage decreased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to a shift in product mix during the current year period.

Costs and Expenses

(dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021	Change	% Change
Selling, general and administrative	$41,880	$32,631	$9,249	28%
Depreciation and amortization	40,355	42,499	(2,144)	(5)%
Merger expenses	3,988	—	3,988	100%
Restructuring and other charges	—	624	(624)	(100)%
Interest expense	11,049	9,964	1,085	11%
Other (income) expense, net	(1,630)	3,061	(4,691)	(153)%

Selling, general and administrative

SG&A expense increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to increases in compensation, legal expenses and network related expenses in the current year period. The increases in compensation were primarily due to mark-to-market adjustments of approximately $6.0 million on our long-term performance awards that were settled during the current quarter in cash. SG&A expense as a percentage of revenue was 22% and 24% during the three months ended March 31, 2022 and 2021, respectively.

Depreciation and amortization

Depreciation and amortization expense during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 decreased primarily due to approximately $1.2 million of depreciation expense recognized in the prior period on a contract operations project in the Latin America region due to changes in the remaining terms of a contract and approximately $0.8 million in depreciation in the Middle East and Africa region for equipment on a contract operations project that ended in third quarter 2021.

Merger Expenses, Restructuring and other charges

The energy industry’s focus on capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the third quarter of 2019, we announced a cost reduction plan primarily focused on workforce reductions. During the three months ended March 31, 2021, we incurred restructuring and other charges of $0.6 million associated with these activities. There were no charges associated with the cost reduction plan during the three months ended March 31, 2022.

In January 2022, Enerflex and Exterran announced a proposed merger to create an integrated global provider of energy infrastructure. As a result of this deal, we have incurred legal and other costs and will continue to incur such costs until the deal is finalized, which we expect to happen in the second half of 2022. We incurred merger expenses associated with these activities of $4.0 million for the three months ended March 31, 2022. These charges are reflected as merger expenses in our statements of operations and accrued liabilities on our balance sheets. We estimate the total merger expenses will be approximately $18 - 23 million and represents our best estimate based on the facts and circumstances known at this time.

Interest expense

The increase in interest expense during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a higher average balance of long-term debt. During the three months ended March 31, 2022 and 2021, the average daily outstanding borrowings of long-term debt were $608.4 million and $578.2 million, respectively.

Other (income) expense, net

The change in other (income) expense, net, was primarily due to foreign currency losses of $1.7 million during the three months ended March 31, 2022 compared to the foreign currency losses of $5.1 million during the three months ended March 31, 2021. Foreign currency losses included translation (gains)/losses of $(2.3) million and $1.5 million during the three months ended March 31, 2022 and 2021, respectively, related to currency remeasurement of our foreign subsidiaries' non-functional currency denominated intercompany obligations. In addition, the change in other (income) expense, net was due to the increase in interest income of $1.3 million in the current year period.

Income Taxes

(dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021	Change	% Change
Provision for (benefit from) income taxes	$5,769	$7,456	$(1,687)	(23)%
Effective tax rate	(24.7)%	(34.6)%	9.8%	(29)%

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate of (24.7)% for the three months ended March 31, 2022: (i) a (10.6)% negative impact resulting from foreign currency devaluations in Argentina, (ii) a (3.2)% negative impact resulting from foreign taxes in excess of the U.S. tax rate and other rate drivers, (iii) a (2.0)% negative impact resulting from deemed inclusions in the U.S., (iv) a (4.3)% negative impact resulting from uncertain tax positions, and (v) a (19.4)% negative impact resulting from an addition of valuation allowances against U.S. deferred tax assets.

Discontinued Operations

(dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021	Change	% Change
Loss from discontinued operations, net of tax	$(519)	$(873)	$354	(41)%

Loss from discontinued operations, net of tax, includes our Belleli EPC business and our U.S. compression fabrication business.

Loss from discontinued operations, net of tax, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was flat overall, however there was a $0.1 million decrease in loss for U.S. compression and a $0.3 million decrease in loss for Belleli EPC. For further details on our discontinued operations, see Note 3 to the Financial Statements.

Liquidity and Capital Resources

Our unrestricted cash balance was $60.0 million at March 31, 2022 compared to $56.3 million at December 31, 2021. Working capital increased to $123.3 million at March 31, 2022 from $118.3 million at December 31, 2021. The increase in working capital was primarily due to decreases in accrued liabilities, and increases in cash and contract assets, partially offset by an increase in accounts payable and contract liabilities and decreases in accounts receivable and inventory. The decrease in accrued liabilities was primarily driven by the decrease in accrued salaries, bonuses and other benefits. The increase in cash is explained below within the operating, investing and financing activities. The increase in contract assets is due to the timing of milestone billings in the Latin America and North America regions. The increase in accounts payable was primarily due to progression of product sales projects in the Latin America and Middle East and Africa regions. The increase in contact liabilities was primarily due to the timing of milestone billings in the Middle East and Africa region. The decrease in accounts receivables was due to timing of collections primarily in the Latin America and Middle East and Africa regions. The decrease in inventory was primarily driven by the progression of product sales activity.

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash provided by (used in) continuing operations:
Operating activities	$(23,758)	$12,461
Investing activities	(31,005)	(6,987)
Financing activities	62,726	6,890
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(114)	(163)
Discontinued operations	(1,181)	(9,276)
Net change in cash, cash equivalents and restricted cash	$6,668	$2,925

Operating Activities. The increase in net cash used in operating activities during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily attributable to a decrease in working capital offset by improved adjusted gross margin for our product sales segment. Working capital changes during the three months ended March 31, 2022 included a decrease of $14.6 million in accounts receivable and notes, a decrease of $22.4 million in inventory, a decrease of $63.2 million in contract assets and contract liabilities, net, and a decrease of $5.3 million in accounts payable and accrued liabilities. Working capital changes during the three months ended March 31, 2021 included a decrease of $11.4 million in contract assets and contract liabilities, net, a decrease of $8.7 million in accounts receivable and notes and a decrease of $2.5 million in accounts payable and accrued liabilities.

Investing Activities. The increase in net cash used in investing activities during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily attributable to a $24.0 million increase in capital expenditures. The increase in capital expenditures was primarily driven by the timing of awards and growth in capital expenditures for new contract operations projects.

Financing Activities. The increase in net cash provided by financing activities during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily attributable to a decrease in net borrowings of $55.7 million on our long-term debt.

Discontinued Operations. The decrease in net cash used in discontinued operations during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily attributable to working capital changes related to our U.S. compression fabrication business.

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

During the three months ended March 31, 2022 and 2021, the average daily borrowings of long-term debt were $608.4 million and $578.2 million, respectively. The weighted average annual interest rate on outstanding borrowings under our revolving credit facility at March 31, 2022 and 2021 was 3.5% and 3.2%, respectively. LIBOR and certain other “benchmarks” have been subject of national, international and other regulatory guidance and proposals for reform. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On March 5, 2021, the FCA announced that USD LIBOR will no longer be published after June 30, 2023. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. Central banks and regulators in a number of major jurisdictions (for example, U.S., United Kingdom, European Union, Switzerland, and Japan) have convened working groups to find and implement the transition to suitable replacement benchmarks. The Alternative Reference Rates Committee, a steering committee consisting of large U.S. financial institutions convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended replacing LIBOR with the Secured Overnight Financing Rate (“SOFR”), an index supported by short-term Treasury repurchase agreements. We are continuing to evaluate and monitor financial and non-financial impacts and risks that may result when LIBOR rates are no longer published.

As of March 31, 2022, we had $52.2 million in outstanding letters of credit under our revolving credit facility, and taking into account guarantees through outstanding letters of credit, we had undrawn capacity of $309.3 million under our revolving credit facility. Our Amended Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Amended Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $86.0 million of the $309.3 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of March 31, 2022.

We have agreements with financial institutions under which approximately $48.7 million of letters of credit or bank guarantees were outstanding as of March 31, 2022. These are put in place in certain situations to guarantee our performance obligations under contracts with counterparties.

The Amended Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Amended Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Amended Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Amended Credit Agreement) of 2.75 to 1.00. As of March 31, 2022, we maintained a 6.4 to 1.0 interest coverage ratio, a 4.0 to 1.0 total leverage ratio and a 1.8 to 1.0 senior secured leverage ratio. As of March 31, 2022, we were in compliance with all financial covenants under the Amended Credit Agreement.

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued the 8.125% senior unsecured notes due 2025 (the “2017 Notes”), which consisted of $375.0 million aggregate principal amount of the senior unsecured notes which have $350.0 million outstanding as of March 31, 2022. We guarantee the 2017 Notes on a senior unsecured basis. We may redeem the 2017 Notes at any time in cash, in whole or part, at certain redemption prices, including the applicable make-whole premium plus accrued and unpaid interest, if any, to the date of redemption.

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

Unrestricted Cash. Of our $60.0 million unrestricted cash balance at March 31, 2022, $59.5 million was held by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to foreign withholding taxes. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S., the available borrowing capacity under our revolving credit facility and the repayment of intercompany liabilities from our non-U.S. subsidiaries will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

Share Repurchase Program. On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended March 31, 2022 and 2021, we did not repurchase any shares under this program.

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

Supplemental Guarantor Financial Information

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. (together, the “Issuers”) issued the 2017 Notes, which consisted of $375.0 million aggregate principal amount senior unsecured notes which have $350.0 million outstanding as of March 31, 2022. The 2017 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Exterran Corporation (“Parent”). The 2017 Notes and Parent’s guarantee are:

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

March 31, 2022
Summarized Statement of Operations:
Revenues(1)	$63,902
Cost of sales(1)	48,486
Loss from continuing operations	(59,039)
Net loss	(59,490)

(1)
Includes revenue and cost of sales for intercompany sales from the Obligated Group the Non-Guarantor Subsidiaries during the three months ended March 31, 2022.

	March 31, 2022	December 31, 2021
Summarized Balance Sheet:
ASSETS
Intercompany receivables due from non-guarantors	$236,937	$184,071
Total current assets	362,182	306,396
Total long-term assets	180,267	189,508
LIABILITIES AND STOCKHOLDERS’ EQUITY
Intercompany payables due to non-guarantors	$338,347	$337,898
Total current liabilities	430,430	422,162
Long-term liabilities	682,967	622,040

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

The following table reconciles our net loss to EBITDA, as adjusted (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(29,645)	$(29,873)
Loss from discontinued operations, net of tax	519	873
Depreciation and amortization	40,355	42,499
Merger expenses	3,988	—
Restructuring and other charges	—	624
Interest expense	11,049	9,964
(Gain) loss on currency exchange rate remeasurement of intercompany balances	(2,338)	1,511
Provision for (benefit from) income taxes	5,769	7,456
EBITDA, as adjusted	$29,697	$33,054

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with changes in foreign currency exchange rates due to our significant international operations. While the majority of our revenue contracts are denominated in, or indexed to, the U.S. dollar, certain contracts or portions of certain contracts, most notably within our contract operations segment, are exposed to foreign currency fluctuations. Approximately 60% of revenues in our contract operations segment are denominated in the U.S. dollar. The currencies for which we have our largest exchange rate exposures are related to changes in the Argentine Peso and the Brazilian Real. During the three months ended March 31, 2022, the Argentine Peso depreciated by approximately 7% and the Brazilian Real appreciated by approximately 17%. The impact of foreign currency risk on income for these contracts is generally mitigated by matching costs with revenues in the same currency.

Additionally, the net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded foreign currency losses of $1.9 million and $5.1 million in our statements of operations during the three months ended March 31, 2022 and 2021, respectively. Our foreign currency losses and gains are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Foreign currency losses and gains included translation gains of $2.3 million and losses of $1.5 million during the three months ended March 31, 2022 and 2021, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. During the three months ended March 31, 2022, we entered into forward currency exchange contracts to mitigate exposures in U.S. dollars related to the Argentine Peso. As a result of entering into these contracts, we recognized losses of $0.8 million during the three months ended March 31, 2022. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Not applicable.
(b)
Not applicable.
(c)
The following table summarizes our repurchases of equity securities during the three months ended March 31, 2022:

			Total Number of Shares	Approximate Dollar Value of Shares
	Total Number	Average	Purchased as Part of	yet to be Purchased Under the
	of Shares	Price Paid	Publicly Announced	Publicly Announced
Period	Repurchased(1)	Per Unit	Plans or Programs (2)	Plans or Programs (2)
January 1, 2022 - January 31, 2022	6,569	$3.28	—	$57,726,011
February 1, 2022 - February 29, 2022	—	—	—	57,726,011
March 1, 2022 - March 31, 2022	24,598	6.23	—	57,726,011
Total	31,167	$5.61	—	$57,726,011

(1)
Total number of shares repurchased includes 31,167 shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

(2)
On February 20, 2019, our board of directors approved a share repurchase program, under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. Shares of common stock acquired through the repurchase program are held in treasury at cost.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on From 8-K filed on April 30, 2018
3.2	Amended and Restated Bylaws of Exterran Corporation, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
22.1*	List of Guarantor Subsidiaries, incorporated by reference to Exhibit 22.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021
10.44

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

Exterran Corporation
Date: May 3, 2022	By:	/s/ DAVID A. BARTA
David A. Barta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)