Form 10-Q
period 2022-06-30
Exterran Corp
filed 2022-08-09
CIK 1635881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

Number of shares of the common stock of the registrant outstanding as of August 1, 2022: 33,313,473 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXTERRAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$57,089	$56,255
Restricted cash	12,026	5,796
Accounts receivable, net of allowance of $10,581, and $10,580, respectively	203,351	179,844
Inventory (Note 5)	80,503	102,494
Current investment in sales-type leases (Note 3)	6,647	—
Contract assets (Note 2)	29,784	25,554
Other current assets	28,380	22,897
Current assets associated with discontinued operations (Note 4)	10,588	15,558
Total current assets	428,368	408,398
Property, plant and equipment, net (Note 6)	603,457	604,957
Long-term contract assets (Note 2)	141,678	67,822
Long-term investment in sales-type leases (Note 3)	28,887	—
Operating lease right-of-use assets	21,204	21,654
Deferred income taxes	11,600	7,671
Intangible and other assets, net	58,810	67,006
Long-term assets associated with discontinued operations (Note 4)	1,517	1,689
Total assets	$1,295,521	$1,179,197

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$85,851	$70,782
Accrued liabilities	142,562	137,825
Contract liabilities (Note 2)	96,487	74,206
Current operating lease liabilities	5,104	4,977
Current liabilities associated with discontinued operations (Note 4)	2,255	2,299
Total current liabilities	332,259	290,089
Long-term debt (Note 7)	683,270	571,788
Deferred income taxes	637	921
Long-term contract liabilities (Note 2)	57,212	60,608
Long-term operating lease liabilities	25,421	26,723
Other long-term liabilities	49,194	44,410
Long-term liabilities associated with discontinued operations (Note 4)	614	1,066
Total liabilities	1,148,607	995,605
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 38,086,576 and 38,064,007 shares issued, respectively	381	381
Additional paid-in capital	753,340	753,046
Accumulated deficit	(568,542)	(531,237)
Treasury stock — 4,771,565 and 4,740,398 common shares, at cost, respectively	(57,917)	(57,742)
Accumulated other comprehensive income	19,652	19,144
Total stockholders’ equity (Note 12)	146,914	183,592
Total liabilities and stockholders’ equity	$1,295,521	$1,179,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues (Note 2):
Contract operations	$120,463	$87,498	$204,264	$168,512
Aftermarket services	36,179	29,401	62,442	54,521
Product sales	64,626	29,300	146,310	59,330
	221,268	146,199	413,016	282,363
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	37,938	27,764	67,265	51,108
Aftermarket services	27,204	23,422	47,025	43,434
Product sales	62,840	27,109	133,155	52,682
Selling, general and administrative	38,125	33,630	80,005	66,261
Depreciation and amortization	36,877	45,709	77,232	88,208
Impairment (Note 9)	—	7,959	—	7,959
Merger expenses (Note 1)	1,045	—	5,033	—
Restructuring and other charges (Note 10)	(182)	(370)	(182)	254
Interest expense	11,897	10,357	22,946	20,321
Other (income) expense, net	2,295	(3,159)	665	(98)
	218,039	172,421	433,144	330,129
Income (loss) before income taxes	3,229	(26,222)	(20,128)	(47,766)
Provision for income taxes (Note 11)	11,379	8,836	17,148	16,292
Loss from continuing operations	(8,150)	(35,058)	(37,276)	(64,058)
Income (loss) from discontinued operations, net of tax (Note 4)	490	(156)	(29)	(1,029)
Net loss	$(7,660)	$(35,214)	$(37,305)	$(65,087)

Basic and diluted net loss per common share (Note 14):
Loss from continuing operations per common share	$(0.25)	$(1.06)	$(1.11)	$(1.94)
Income (loss) from discontinued operations per common share	0.02	(0.01)	—	(0.03)
Net loss per common share	$(0.23)	$(1.07)	$(1.11)	$(1.97)

Weighted average common shares outstanding used in net loss per common share (Note 14):
Basic and diluted	33,191	33,056	33,576	33,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(7,660)	$(35,214)	$(37,305)	$(65,087)
Other comprehensive loss:
Foreign currency translation adjustment	(3,431)	3,219	508	802
Comprehensive loss	$(11,091)	$(31,995)	$(36,797)	$(64,285)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

					Accumulated
		Additional			Other
		Paid-in	Accumulated		Comprehensive
	Common Stock	Capital	Deficit	Treasury Stock	Income	Total
Balance, January 1, 2021	$378	$750,506	$(418,529)	$(57,431)	$20,908	$295,832
Net loss			(29,873)			(29,873)
Foreign currency translation adjustment					(2,417)	(2,417)
Treasury stock purchased				(310)		(310)
Stock-based compensation, net of forfeitures	2	1,471				1,473
Balance, March 31, 2021	$380	$751,977	$(448,402)	$(57,741)	$18,491	$264,705
Net loss			(35,214)			(35,214)
Foreign currency translation adjustment					3,219	3,219
Stock-based compensation, net of forfeitures		431				431
Balance, June 30, 2021	$380	$752,408	$(483,616)	$(57,741)	$21,710	$233,141

Balance, January 1, 2022	$381	$753,046	$(531,237)	$(57,742)	$19,144	$183,592
Net loss			(29,645)			(29,645)
Foreign currency translation adjustment					3,939	3,939
Treasury stock purchased				(175)		(175)
Stock-based compensation, net of forfeitures		294				294
Balance, March 31, 2022	$381	$753,340	$(560,882)	$(57,917)	$23,083	$158,005
Net loss			(7,660)			(7,660)
Foreign currency translation adjustment					(3,431)	(3,431)
Treasury stock purchased						—
Stock-based compensation, net of forfeitures						—
Balance, June 30, 2022	$381	$753,340	$(568,542)	$(57,917)	$19,652	$146,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(37,305)	$(65,087)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	77,232	88,208
Impairments		7,959
Amortization of deferred financing costs	1,322	1,330
Loss from discontinued operations, net of tax	29	1,029
Provision for doubtful accounts	1	825
Gain on sale of property, plant and equipment	(205)	(816)
(Gain) loss on remeasurement of intercompany balances	(1,432)	(810)
(Gain) loss on foreign currency derivatives	1,042	2,030
Stock-based compensation expense	294	1,904
Deferred income tax expense	(3,500)	1,349
Changes in assets and liabilities:
Accounts receivable and notes	(23,170)	(5,522)
Inventory	22,187	2,271
Investment in sales-type leases	(35,534)	—
Contract assets and contract liabilities, net	(56,728)	(12,995)
Other current assets	(5,374)	(144)
Accounts payable and other liabilities	10,619	(11,378)
Other	13,542	870
Net cash provided by / (used in) continuing operations	(36,980)	11,023
Net cash used in discontinued operations	(1,361)	(7,993)
Net cash provided by / (used in) operating activities	(38,341)	3,030

Cash flows from investing activities:
Capital expenditures	(63,897)	(12,483)
Proceeds from sale of property, plant and equipment	233	857
Net cash used in continuing operations	(63,664)	(11,626)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(63,664)	(11,626)

Cash flows from financing activities:
Proceeds from borrowings of debt	256,000	121,400
Repayments of debt	(146,198)	(110,900)
Short-term debt, net	—	1,285
Purchases of treasury stock (Note 11)	(175)	(310)
Net cash provided by financing activities	109,627	11,475

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(558)	(136)
Net increase in cash, cash equivalents and restricted cash	7,064	2,743
Cash, cash equivalents and restricted cash at beginning of period	62,051	43,728
Cash, cash equivalents and restricted cash at end of period	$69,115	$46,471

Supplemental disclosure of non-cash transactions:
Accrued capital expenditures	$23,955	$7,420

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

We have already started incurring legal and other costs and will continue to incur such costs until the Merger is closed. We incurred costs associated with these activities of $1.0 million and $5.0 million for the three and six months ended June 30, 2022, respectively. These charges are reflected as merger expenses in our statements of operations and accrued liabilities on our balance sheets. We estimate the total merger expenses will be approximately $18 - 23 million and represents our best estimate based on the facts and circumstances known at this time.

Liquidity

Historically, the Company has met its liquidity needs principally from cash on hand, cash flow from operations and, if needed, external borrowings and issuances of debt securities. At June 30, 2022, the Company had $57.1 million of cash and cash equivalents and $146.3 million of remaining availability under our revolving credit facility (as defined in Note 7 – Debt) which resulted in a total liquidity position of $203.4 million. Based on its current forecasts, the Company believes that cash on hand, together with cash flow from operations, and current and any potential future borrowings under the revolving credit facility should be sufficient to meet its cash requirements inclusive of, but not limited to, normal operating needs, debt service obligations, and planned capital expenditures and commitments for at least the next twelve months from the issuance date of its consolidated financial statements. Further, a portion of our capital expenditures will also be funded through advanced payments from customers. However, the Company can make no assurance regarding its ability to achieve its forecasts, which are materially dependent on improved financial performance and the ever-changing market.

At June 30, 2022, the Company had $336.0 million of borrowings under the revolving credit facility, which matures in October 2023. Management will need to pursue refinancing if the merger with Enerflex, described above, does not close as expected during the second half of 2022. If the merger does not happen, there can be no assurances the Company will succeed in refinancing its credit facility. If unsuccessful, the Company will not have sufficient liquidity and capital resources to repay its indebtedness when it matures.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

There are no recently issued accounting pronouncements not yet adopted that would have a material impact on the Company.

Note 2 - Revenue

Disaggregation of Revenue

The following tables present disaggregated revenue by products and services lines and by geographical regions for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by Products and Services	2022	2021	2022	2021
Contract Operations Segment:
Contract operations services (1)	$120,463	$87,498	$204,264	$168,512

Aftermarket Services Segment:
Operation and maintenance services (1)	$10,536	$12,474	$22,943	$24,516
Part sales (2)	18,946	13,272	30,474	22,322
Other services (1)	6,697	3,655	9,025	7,683
Total aftermarket services	$36,179	$29,401	$62,442	$54,521

Product Sales Segment:
Compression equipment (1) (3)	$7,318	$2,646	$8,858	$7,972
Processing and treating equipment (1)	56,224	22,331	135,428	43,890
Other product sales (1) (2)	1,084	4,323	2,024	7,468
Total product sales revenues	$64,626	$29,300	$146,310	$59,330

Total revenues	$221,268	$146,199	$413,016	$282,363

(1)
Revenue recognized over time.
(2)
Revenue recognized at a point in time.
(3)
Compression equipment includes sales to customers outside of the U.S. The compression fabrication business for sales to U.S. customers that was previously included in our product sales segment is now included in discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by Geographical Regions	2022	2021	2022	2021
North America	$17,746	$3,100	$32,708	$9,425
Latin America	88,810	68,592	175,189	129,210
Middle East and Africa	103,645	61,979	182,673	119,158
Asia Pacific	11,067	12,528	22,446	24,570
Total revenues	$221,268	$146,199	$413,016	$282,363

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

The following table summarizes the expected timing of revenue recognition from unsatisfied performance obligations (commonly referred to as backlog) as of June 30, 2022 (in thousands):

	Contract Operations	Product Sales
	Segment	Segment
Remainder of 2022	$132,608	$192,424
2023	296,085	282,004
2024	273,784	19,849
2025	253,046	17,558
2026	211,885	—
Thereafter	351,526	—
Total backlog	$1,518,934	$511,835

Certain of our aftermarket services contracts are subject to cancellation or modification at the election of the customer.

If the primary component of our contract operations contracts is the lease component, the contracts are accounted for as operating leases. For these contracts, revenues are recognized on a straight-line basis. As of June 30, 2022, the total value of our contracts operations backlog accounted for as operating leases was approximately $435.9 million, of which $24 million is expected to be recognized in the remainder of 2022, $93 million is expected to be recognized in 2023, $84 million is expected to be recognized in 2024, $70 million is expected to be recognized in 2025 and $54 million is expected to be recognized in 2026. Contract operations revenue recognized as operating leases for the six months ended June 30, 2022 was approximately $21 million. Our product sales backlog includes contracts where there is a significant financing component. As of June 30, 2022, we had approximately $43 million expected to be recognized in future periods as interest income within our product sales segment.

Contract Assets and Contract Liabilities

The following table provides information about accounts receivables, net, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivables, net	$203,351	$179,844
Contract assets and contract liabilities:
Current contract assets	29,784	25,554
Long-term contract assets	141,678	67,822
Current contract liabilities	96,487	74,206
Long-term contract liabilities	57,212	60,608

During the six months ended June 30, 2022, revenue recognized from contract operations services included $31.4 million of revenue deferred in previous periods. Revenue recognized during the six months ended June 30, 2022 from product sales performance obligations partially satisfied in previous periods was $101.6 million, of which $7.6 million was included in billings in excess of costs at the beginning of the period. The increase in current contract assets during the six months ended June 30, 2022 is primarily due to the timing of milestone billings in the North America region. The increase in long-term contract assets during the six months ended June 30, 2022 was primarily due to the timing of milestones billings in the Middle East and Africa region. The increase in current contract liabilities during the six months ended June 30, 2022 was primarily driven by the progression of product sales projects and the timing of milestones billings in the Middle East and Africa region. The decrease in long-term contract liabilities during the six months ended June 30, 2022 was primarily driven by the recognition of deferred revenue on two separate contracts in the Middle East and Africa region.

Allowance for Doubtful Accounts

The Company estimates its reserves using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of accounts receivables, contract assets and long-term note receivables. The Company’s customer base has generally similar collectability risk characteristics, although larger customers may have lower risk than smaller independent customers. The allowance for doubtful accounts as of June 30, 2022 and changes for the six months then ended are as follows (in thousands):

Balance at December 31, 2021	$10,580
Write-offs during the period	1
Balance at June 30, 2022	$10,581

Note 3 - Sales-Type Leases

The Company has entered into sales-type lease arrangements due to the extension of certain contract operation contracts in the Latin America and Middle East and Africa regions. The Latin America region extensions contain options to extend or terminate the leases and options for the lessee to purchase the leased assets. The Middle East and Africa region extension contains purchase options and transfers the ownership of the leased assets at the completion of the lease term. Management has reviewed the options to purchase and terminate in the respective extensions and is reasonably certain that the customer would not exercise the termination or purchase options.

Due to the fact that the Company's contract operations typically include service (a non-lease component), management may be required to allocate the contract consideration between lease and non-lease components in the event the contract does not specify consideration reflective of the market for each component. The Middle East and Africa region extension required management to allocate consideration between lease and non-lease components; the allocation between components is based on relative standalone price. The determination of relative standalone price requires management to make assumptions and judgements regarding what values are reflective of relative standalone price.

For a sales-type lease, the carrying amount of the asset is derecognized from property, plant and equipment and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the discounted lease receivable and unguaranteed residual asset values. Selling profit or loss is presented on a gross basis when the Company enters into a lease to realize value from an asset that it would otherwise sell in its ordinary course of business. Initial direct costs are expensed at lease commencement. Over the term of the lease, the Company recognizes lease income on the net investment in the lease and any variable lease payments, which are not included in the net investment in the lease.

The estimated residual value represents the estimated fair value of the assets under lease at the end of the lease. Estimating residual value is a risk unique to financing activities, and management of this risk is dependent upon the ability to accurately project future asset values. The Company estimates the future fair value of leased assets by using historical models and analyzing the market for new and used assets. The Company has determined there is no estimated residual value for the assets under lease due to the contract term.

The following table presents amounts included within the Consolidated Statements of Operations in the Contract Operations line of business related to sales-type lease activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales-type lease selling price	$36,479	$—	$36,479	$—
Less: Carrying value of underlying assets	4,642	—	4,642	—
Gain on sales-type leases	$31,837	$—	$31,837	$—

Investment in sales-type leases relate principally to the Company's contract operation services and are for terms ranging generally from eight to 10 years. A summary of the components of the company's investment in sales-type leases is presented as follows:

	June 30, 2022	December 31, 2021
Investment in sales-type leases, gross	$35,534	$—
Residual value	—	—
Amortized cost	$35,534	$—
Allowance for credit losses	—	—
Investment in sales-type leases, net	$35,534	$—
Current portion	6,647	—
Noncurrent portion	28,887	—

Contractual maturities of gross investment in sales-type leases as of June 30, 2022, are as follows:

Amount
Remainder of 2022	$4,253
2023	7,661
2024	7,661
2025	7,661
2026	7,206
Thereafter	31,594
Total lease receipt payments	$66,036
Less: Imputed interest	(30,502)
Investment in sales-type leases	$35,534

Note 4 - Discontinued Operations

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

The following table summarizes the operating results of discontinued operations (in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Belleli EPC	US Compression	Total	Belleli EPC	US Compression	Total
Revenue	$—	$—	$—	$—	$—	$—
Cost of sales (excluding depreciation and amortization expense)	—	315	315	—	(37)	(37)
Selling, general and administrative	149	—	149	86	18	104
Depreciation and amortization	—	—	—	—	—	—
Restructuring and other charges	—	—	—	—	—	—
Other (income) expense, net	180	—	180	—	59	59
Provision for (benefit from) income taxes	(1,134)	—	(1,134)	30	—	30
Income (loss) from discontinued operations, net of tax	$805	$(315)	$490	$(116)	$(40)	$(156)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Belleli EPC	US Compression	Total	Belleli EPC	US Compression	Total
Revenue	$—	$—	$—	—	$53	$53
Cost of sales (excluding depreciation and amortization expense)	—	765	765	55	172	227
Selling, general and administrative	229	—	229	244	413	657
Depreciation and amortization	—	—	—	—	—	—
Restructuring and other charges	—	—	—	—	—	—
Other (income) expense, net	170	—	170	34	59	93
Provision for (benefit from) income taxes	(1,135)	—	(1,135)	105	—	105
Income (loss) from discontinued operations, net of tax	$736	$(765)	$(29)	$(438)	$(591)	$(1,029)

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	June 30, 2022			December 31, 2021
	Belleli EPC	US Compression	Total	Belleli EPC	US Compression	Total
Accounts receivable	$268	$—	$268	$268	$—	$268
Inventory	—	8,972	8,972	—	14,853	14,853
Contract assets	—	83	83	—	271	271
Other current assets	1,265	—	1,265	166	—	166
Total current assets associated with discontinued operations	1,533	9,055	10,588	434	15,124	15,558
Property, Plant, and Equipment	—	—	—	—	—	—
Intangible and other assets, net	1,517	—	1,517	1,689	—	1,689
Total assets associated with discontinued operations	$3,050	$9,055	$12,105	$2,123	$15,124	$17,247

Accounts payable	$—	$—	$—	$35	$90	$125
Accrued liabilities	1,331	701	2,032	1,578	376	1,954
Contract liabilities	198	25	223	198	22	220
Total current liabilities associated with discontinued operations	1,529	726	2,255	1,811	488	2,299
Other long-term liabilities	614	—	614	694	372	1,066
Total liabilities associated with discontinued operations	$2,143	$726	$2,869	$2,505	$860	$3,365

Note 5 - Inventory

Inventory consisted of the following amounts (in thousands):

	June 30, 2022	December 31, 2021
Parts and supplies	$65,725	$61,379
Work in progress	12,199	38,528
Finished goods	2,579	2,587
Inventory	$80,503	$102,494

Note 6 - Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Compression equipment, processing facilities and other fleet assets(1)	$1,495,548	$1,519,855
Land and buildings	50,900	51,066
Transportation and shop equipment	52,311	53,371
Computer software	67,484	65,298
Other	42,189	41,061
	1,708,432	1,730,651
Accumulated depreciation	(1,104,975)	(1,125,694)
Property, plant and equipment, net	$603,457	$604,957

Note 7 - Debt

Debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Revolving credit facility due October 2023	$336,000	$225,000
8.125% senior notes due May 2025	350,000	350,000
Other	200	1,397
Unamortized deferred financing costs of 8.125% senior notes	(2,730)	(3,212)
Total debt	683,470	573,185
Less: Amounts within one year(1)	(200)	(1,397)
Long-term debt	$683,270	$571,788

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

As of June 30, 2022, we had $336.0 million in outstanding borrowings and $52.4 million in outstanding letters of credit under our revolving credit facility. At June 30, 2022, taking into account guarantees through letters of credit, we had undrawn capacity of $261.6 million under our revolving credit facility. Our Amended Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Amended Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $146.3 million of the $261.6 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of June 30, 2022.

The Amended Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Amended Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Amended Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Amended Credit Agreement) of 2.75 to 1.00. As of June 30, 2022, we maintained a 7.4 to 1.0 interest coverage ratio, a 3.7 to 1.0 total leverage ratio and a 1.8 to 1.0 senior secured leverage ratio. As of June 30, 2022, we were in compliance with all financial covenants under the Amended Credit Agreement.

8.125% Senior Notes Due May 2025

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued $375.0 million aggregate principal amount of 8.125% senior unsecured notes due 2025 (the “2017 Notes”) which have $350.0 million outstanding as of June 30, 2022. We guarantee the 2017 Notes on a senior unsecured basis. We may redeem the 2017 Notes at any time in cash, in whole or part, at certain redemption prices, including the applicable make-whole premium plus accrued and unpaid interest, if any, to the date of redemption.

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

Recurring Fair Value Measurements

We are exposed to market risks associated with changes in foreign currency exchange rates, including foreign currency exchange rate changes recorded on intercompany obligations. From time to time, we may enter into foreign currency hedges to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on our balance sheets including intercompany activity. As of June 30, 2022 and as of December 31, 2021, we were party to forward currency exchange contracts to mitigate exposures to the Argentine Peso. We did not designate these forward currency exchange contracts as hedge transactions. Changes in fair value and gains and losses on settlement on these forward currency exchange contracts are recognized in other (income) expense, net, in our statement of operations. As the June 30, 2022 and December 31, 2021 contracts settle on a daily basis, it was not necessary to estimate fair value of the current year foreign currency derivatives as nothing was recorded on the balance sheet as of June 30, 2022 and December 31, 2021. For the three months ended June 30, 2022 and 2021 , we recognized a loss of $0.2 million and $1.1 million, respectively, on forward currency contracts. During the six months ended June 30, 2022 and 2021, we recognized a loss of $1.0 million and $2.0 million, respectively, on forward currency exchange contracts.

Nonrecurring Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2022 and 2021, with pricing levels as of the date of valuation (in thousands):

	June 30, 2022			June 30, 2021
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets (1)	$—	$—	$—	$—	$—	$—
Long-term note receivable (2)	—	—	13,634	—	—	12,119

(1)
See Note 9 for discussion of asset impairment recorded in 2021. No impairment was recorded as of June 30, 2022. Our estimate of the fair value of the impaired long-lived assets as of June 30, 2021, were primarily based on the expectation that these assets are unlikely to generate future cash flows either through continuation of this contract or through proceeds from the sale of the assets and thus they were written down to zero.
(2)
Our estimate of the fair value of a note receivable was discounted based on a settlement in June 2026 and a discount rate of 12.5%. The undiscounted value of the note receivable, including interest, as of June 30, 2022 was $15.7 million.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables and debt. At June 30, 2022 and December 31, 2021, the estimated fair values of cash, restricted cash, receivables and payables approximated their carrying amounts as reflected in our balance sheets due to the short-term nature of these financial instruments.

The fair value of the 2017 Notes was estimated based on model derived calculations using market yields observed in active markets, which are Level 2 inputs. As of June 30, 2022 and December 31, 2021, the carrying amount of the 2017 Notes, excluding unamortized deferred financing costs, of $350.0 million was estimated to have a fair value of $331.6 million and $326.6 million, respectively. Due to the variable rate nature of our revolving credit facility, the carrying value as of June 30, 2022 and December 31, 2021 approximated the fair value as the rate was comparable to the then-current market rate at which debt with similar terms could have been obtained.

Note 9 - Impairments

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, indicate that the carrying amount of an asset may not be recoverable. During the three and six months ended June 30, 2022, there were no events, or changes in circumstances to indicate that the carrying amount of an asset may not be recoverable.

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

Note 10 - Restructuring and Other Charges

The energy industry’s focus on cash flow, capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the third quarter of 2019, we announced a cost reduction plan primarily focused on workforce reductions. During the three months ended June 30, 2022 and 2021, we released an unused portion of previously expensed restructuring charges of $0.2 million and $0.4 million, respectively. During the six months ended June 30, 2022, we released an unused portion of previously expensed restructuring charges of $0.2 million. During the six months ended June 30, 2021, we incurred restructuring and other charges associated with these activities of $0.3 million, respectively. These charges are reflected as Restructuring and other charges in our statements of operations and accrued liabilities on our balance sheets. The cost reduction plan was substantially complete as of the end of the first quarter 2022.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the six months ended June 30, 2022 and 2021 (in thousands):

Cost
Reduction Plan
Beginning balance at January 1, 2021	$1,351
Additions for costs expensed, net	254
Reductions for payments	(1,317)
Foreign exchange impact	51
Ending balance at June 30, 2021	$339

Beginning balance at January 1, 2022	$182
Additions for costs expensed, net	(182)
Reductions for payments	—
Foreign exchange impact	—
Ending balance at June 30, 2022	$—

The following table summarizes the components of charges included in restructuring and other charges in our statements of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Employee termination benefits	$(182)	$(441)	$(182)	$183
Legal fees	—	71	—	71
Consulting fees	—	—	—	—
Total restructuring and other charges	$(182)	$(370)	$(182)	$254

The following table summarizes the components of charges included in restructuring and other charges incurred since the announcement of the cost reduction plan in the third quarter of 2019 (in thousands):

Total
Employee termination benefits	$6,183
Legal fees	71
Consulting fees	3,205
Total restructuring and other charges	$9,459

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate of 352.4% for the three months ended June 30, 2022: (i) a 220.9% positive impact resulting from foreign currency devaluations in Argentina, (ii) an (89)% negative impact resulting from foreign taxes in excess of the U.S. tax rate and other rate drivers, (iii) a 10.1% positive impact resulting from deemed inclusions in the U.S., (iv) a 63% positive impact resulting from unrecognized tax benefits and (v) an 88.8% positive impact resulting from an addition of valuation allowances against U.S. deferred tax assets.

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate of (85.2)% for the six months ended June 30, 2022: (i) a (47.8)% negative impact resulting from foreign currency devaluations in Argentina, (ii) a 10.5% positive impact resulting from foreign taxes in excess of the U.S. tax rate and other rate drivers, (iii) a (4.0)% negative impact resulting from deemed inclusions in the U.S., (iv) a (15.1)% negative impact resulting from unrecognized tax benefits and (v) a (36.7)% negative impact resulting from an addition of valuation allowances against U.S. deferred tax assets.

Our effective tax rate decreased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to an increase in valuation allowances recorded in the U.S., a decrease in foreign taxes in excess of the U.S. tax rate, an increase in deemed inclusions in the U.S., an increase in unrecognized tax benefits and an increase in tax related to foreign exchange movement in Argentina.

Note 12 - Stockholders’ Equity

Share Repurchase Program

On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. The timing and method of any repurchases under the program will depend on a variety of factors, including prevailing market conditions among others. Purchases under the program may be suspended or discontinued at any time and we have no obligation to repurchase any amount of our common shares under the program. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the six months ended June 30, 2022 and 2021, we did not repurchase any shares under this program.

Additionally, treasury stock purchased during the six months ended June 30, 2022 and 2021 included shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards.

Note 13 - Stock-Based Compensation

Stock Options

There were no stock options granted during the six months ended June 30, 2022 and 2021.

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

The table below presents the changes in restricted stock, restricted stock units and performance units for our common stock during the six months ended June 30, 2022.

	Equity Awards		Liability Awards
		Weighted Average		Weighted Average
	Shares	Grant-Date Fair	Shares	Grant-Date Fair
	(in thousands)	Value Per Share	(in thousands)	Value Per Share
Non-vested awards, January 1, 2022	210	$9.51	2,174	$5.70
Granted	13	6.23	2,022	7.92
Vested	(99)	14.27	(1,402)	6.94
Cancelled	—	—	(43)	5.95
Non-vested awards, June 30, 2022	124	5.37	2,751	6.70

As of June 30, 2022, we estimate $8.7 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance units issued to our employees to be recognized over the weighted-average vesting period of 0.7 years.

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

There are dilutive shares excluded from the EPS computation for the three and six months ended June 30, 2022 and 2021 as they would be anti-dilutive.

The following table presents a reconciliation of basic and diluted net loss per common share for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator for basic and diluted net loss per common share:
Loss from continuing operations	$(8,150)	$(35,058)	$(37,276)	$(64,058)
Loss from discontinued operations, net of tax	490	(156)	(29)	(1,029)
Less: Net income attributable to participating securities	—	—	—	—
Net loss — used in basic and diluted net loss per common share	$(7,660)	$(35,214)	$(37,305)	$(65,087)

Weighted average common shares outstanding including participating securities	33,439	33,350	33,838	33,289
Less: Weighted average participating securities outstanding	(248)	(294)	(262)	(286)
Weighted average common shares outstanding — used in basic net loss per common share	33,191	33,056	33,576	33,003
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	*	*	*
Weighted average common shares outstanding — used in diluted net loss per common share	33,191	33,056	33,576	33,003

Net loss per common share:
Basic and diluted	$(0.23)	$(1.07)	$(1.11)	$(1.97)

* Excluded from diluted net income (loss) per common share as their inclusion would have been anti-dilutive.

Note 15 - Commitments and Contingencies

Contingencies

We have agreements with financial institutions under which approximately $52.4 million of letters of credit or bank guarantees were outstanding as of June 30, 2022. These are put in place in certain situations to guarantee our performance obligations under contracts with counterparties.

In addition to U.S. federal, state and local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of June 30, 2022 and December 31, 2021, we had accrued $2.2 million and $1.9 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

Litigation and Claims

On December 19, 2020, we initiated arbitration in the International Court of Arbitration of the International Chamber of Commerce (“ICC”) against Iberoamericana de Hidrocarburos, S.A. De C.V. (“IHSA”) to collect approximately $38 million owed to us under three agreements, plus future lost profits, interest, attorneys’ fees, and other damages as allowed under the contracts and/or Mexican law. The three agreements relate to contract operation services provided to IHSA by Exterran. After we stopped providing services due to IHSA’s nonpayment and initiated arbitration, IHSA filed various legal proceedings against Exterran in Texas courts, Mexican courts and arbitration.

In July 2022 Exterran entered into a settlement agreement with IHSA and its affiliates that resolves all disputes with no adverse impact to the financial statements as presented. The parties are in the process are performing their respective obligations under the settlement agreement.

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

On February 24, 2022, the Local Labor Board of the State of Tabasco in Mexico (the "Labor Board") awarded a former employee of one of our subsidiaries approximately $120 million in connection with a dispute relating to the employee's severance pay following termination of his employment. In March 2015, this employee was terminated and was paid the undisputed portion of his severance pay, as determined by a local labor board. From March 2015 to the present, the former employee has challenged various aspects of the severance payment through court proceedings. The Company has prevailed in these earlier processes and certain facts of the dispute were established by court rulings, including the fact that the employee’s salary was approximately $3,500 MXN per day ($170 per day at the prevailing exchange rate).

We believe the order of the Labor Board is in error and has no credible basis in law or fact. For instance, in 2017, the Labor Board ruled that the former employee was entitled to approximately $1.4 million MXN (approximately $70,000 at the prevailing exchange rate) as severance based on an appellate court’s determination based on Company records that the employee’s salary was approximately $3,500 MXN per day. However, the Labor Board’s February 2022 order increased the amount the employee is owed to approximately $120 million, an increase of over 170,000%, ignoring the actual salary that had been established and using approximately $21,000 USD per day, an increase of over 12,000% and an amount he never actually received while working for our subsidiary. Effectively, the Labor Board awarded the employee approximately 1,900 years of severance based on the correct wage rate.

We have appealed the decision, and the appeal is pending before the First Collegiate Court of the Tenth Circuit in Labor Matters, in Villahermosa, Tabasco. Among other errors that are the subject of the appeal is the Labor Board’s (a) violation of principles of res judicata by disregarding prior court decisions establishing that the former employee’s salary was roughly $3,500 MXN per day ($170 per day at the prevailing exchange rate), (b) ignoring the applicable one-year statute of limitations in these types of matters, and (c) award of salary differences that were never part of the former employee's original or subsequent claims.

The Company is pursuing all available avenues to preserve its rights, including potentially asserting claims against the Mexican government should the First Collegiate Court of the Tenth Circuit in Labor Matters fail to reverse the Labor Board’s order.

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

The following table presents revenue and other financial information by reportable segment for the three and six months ended June 30, 2022 and 2021 (in thousands):

				Reportable
	Contract	Aftermarket		Segments
Three Months Ended June 30,	Operations	Services	Product sales (2)	Total
2022
Revenue	$120,463	$36,179	$64,626	$221,268
Adjusted gross margin(1)	82,525	8,975	1,786	93,286

2021
Revenue	$87,498	$29,401	$29,300	$146,199
Adjusted gross margin(1)	59,734	5,979	2,191	67,904

				Reportable
	Contract	Aftermarket		Segments
Six Months Ended June 30,	Operations	Services	Product sales (2)	Total
2022
Revenue	$204,264	$62,442	$146,310	$413,016
Adjusted gross margin(1)	136,999	15,417	13,155	165,571

2021
Revenue	$168,512	$54,521	$59,330	$282,363
Adjusted gross margin(1)	117,404	11,087	6,648	135,139

(1)
Adjusted gross margin is defined as revenue less cost of sales (excluding depreciation and amortization expense).
(2)
The U.S. compression fabrication business that was previously included in our product sales segment is now included in discontinued operations.

The following table reconciles total gross margin to total adjusted gross margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$221,268	$146,199	$413,016	$282,363
Cost of sales (excluding depreciation and amortization expenses)	127,982	78,295	247,445	147,224
Depreciation and amortization (1)	34,907	44,017	73,323	84,852
Total gross margin	58,379	23,887	92,248	50,287
Depreciation and amortization (1)	34,907	44,017	73,323	84,852
Total adjusted gross margin	$93,286	$67,904	$165,571	$135,139

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

General

Exterran Corporation (together with its subsidiaries, “Exterran Corporation,” the “Company,” “our,” “we” or “us”), a Delaware corporation formed in March 2015, is a global sustainable systems and process company offering solutions in the oil, gas, water and power markets. We are a leader in natural gas processing and treatment, produced water treatment and compression products, solutions and services, providing critical midstream infrastructure solutions to customers throughout the world while helping them reduce their flaring, emissions and fresh water usage. Our manufacturing facilities are located in the United States of America (“U.S.”), Singapore and the United Arab Emirates. Our compressor fleet has an available horsepower base of 908,866 hp, with 673,938 hp currently operating.

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

Beginning in 2019, there has been a shift in the industry that was exacerbated by the COVID-19 pandemic. The industry has seen a structural change in the behavior of exploration and production producers and midstream providers, predominately in the U.S., but internationally as well, to change their focus from growth to one emphasizing cash flow and returns. This has caused a significant reduction in their capital spending plans in order to drive incremental cash flow and has put constraints on the amount of new projects that customers sanction. In 2020 the COVID-19 pandemic created a demand shock to the system that further exacerbated the supply demand imbalance that was already taking place. As the global economy improved in 2021, commodity pricing improved due to increased demand and still constrained supplies as a result of the 2020 demand shock. In 2022, we are seeing increased interest in Exterran products and services, but the landscape is still volatile, due to the continued uncertainty around COVID-19 and its variants as well as geopolitical events that have and may continue to impact oil and gas prices.

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

Aggregate booking activity levels for our product sales segment in North America and international markets during the six months ended June 30, 2022 were $341.7 million, which represents an increase of 7040% compared to the six months ended June 30, 2021. The increase in bookings was primarily driven by the increased interest in Exterran products and services as the global economy has started to see improvements post pandemic.

Historically, oil, natural gas and natural gas liquids prices and the level of drilling and exploration activity in North America have been volatile. The Henry Hub spot price for natural gas was $6.54 per MMBtu at June 30, 2022, which was 71% and 73% higher than the prices at December 31, 2021 and June 30, 2021, respectively, and the U.S. natural gas liquid composite price was $12.62 per MMBtu for the month of June 2022, which was 36% and 50% higher than the prices for the month of December 2021 and June 2021, respectively. In addition, the West Texas Intermediate crude oil spot price as of June 30, 2022 was 43% and 47% higher than the price at December 31, 2021 and at June 30, 2021, respectively. Increased demand for energy and increases in commodity prices have caused increased demand for our products recently. Booking activity levels for our product sales segment in North America during the six months ended June 30, 2022 were $62.2 million, up from $3.5 million in six months ended June 30, 2021.

Longer-term fundamentals in our international markets partially depend on international oil and gas infrastructure projects, many of which are based on the longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based more on longer-term fundamentals that may be less tied to near term commodity prices than our North American customers. We believe the demand for our products, solutions and services in international markets will continue, and we expect to have opportunities to grow our international businesses. Booking activity levels for our product sales segment in international markets during the six months ended June 30, 2022 were $279.5 million, up from $1.3 million in the six months ended June 30, 2021.

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

Impact of COVID-19 on our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption across most industries. Efforts to mitigate the spread of COVID-19 have also resulted in decreased energy demand and additional weakness in energy pricing in 2020. In 2021 energy demand and energy pricing improved as the world economies began to recover; demand for Exterran products began to show improvement in late 2021 and has continued during the first half of 2022.

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
•
Although early in 2020 we recorded significant new product sales bookings, as 2020 and 2021 progressed, we saw decreased purchasing activity from our customers which we believe was due to both the work at home mitigation measures our customers are also taking and uncertainty in commodity prices. With the improvements in energy pricing and energy demand we have seen improved booking activity beginning in late 2021 and continuing during the first half of 2022;
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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2021 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Company’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Part II, Item 7,Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021. Since December 31, 2021, with exception to sales-type lease recognition, there have been no material changes in the Company’s accounting policies that are impacted by judgments, assumptions and estimates.

Operating Highlights

The following table summarizes our contract operations and product sales backlog (in thousands):

	June 30, 2022	December 31, 2021	June 30, 2021
Contract Operations Backlog:
Contract operations services	$1,518,934	$1,399,858	$1,186,943

Product Sales Backlog:
Processing and treating equipment	449,557	289,718	374,173
Compression equipment(1)	39,145	4,036	5,800
Other product sales	23,133	22,616	30,817
Total product sales backlog	$511,835	$316,370	$410,790

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

Revenue.

Revenue during the three months ended June 30, 2022 and 2021 was $221.3 million and $146.2 million, respectively. The increase in revenue during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was due to increases in revenue in all three segments. The increase in our contract operations segment was primarily due to sales-type lease recognition of contract operations contracts in Latin America and Middle East and Africa regions, partially offset by decreases in the Latin America and Middle East and Africa regions due to contract stops. The increase in aftermarket services revenue was primarily due to increases in revenue in the North America and Latin America regions related to part sales and overhaul services. The increase in our product sales segment was primarily due to increases in processing and treatment revenue as well as compression revenue.

Revenue during the six months ended June 30, 2022 and 2021 was $413.0 million and $282.4 million, respectively. The increase in revenue during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to increases in revenue in all three segments. The increase in our contract operations segment was primarily due sales-type lease recognition of contract operations contracts in Latin America and Middle East and Africa regions, partially offset by a decrease in revenue due to contract stops primarily in the Middle East and Africa region. The increase in our product sales segment was primarily due to increases in processing and treatment equipment revenue, partially offset by decreases in water solutions revenue. The increase in aftermarket services revenue was primarily due to an increase in revenue related to part sales in the North America region, partially offset by a decrease in part sales in the Asia Pacific region.

Net loss.

We generated a net loss of $7.7 million and $35.2 million during the three months ended June 30, 2022 and 2021, respectively. The decrease in net loss during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to decreases in depreciation and amortization expense and impairment expense and increases in adjusted gross margin for our contract operations and aftermarket services segment. This was partially offset by increases in, selling, general and administrative ("SG&A") expense, other expenses and interest expense and decreases in adjusted gross margin for our product sales segments.

We generated a net loss of $37.3 million and $65.1 million during the six months ended June 30, 2022 and 2021, respectively. The decrease in net loss during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to decreases in depreciation and amortization expense and impairment expense and increases in adjusted gross margin for all three segments. This was partially offset by increases in SG&A expense, merger expenses and interest expense. Net loss during the six months ended June 30, 2022 included loss from discontinued operations, net of tax, of $0.1 million and net loss during the six months ended June 30, 2021 included loss from discontinued operations, net of tax, of $1.0 million due to our U.S. compression fabrication business activity.

EBITDA, as adjusted.

Our EBITDA, as adjusted, was $53.8 million and $35.1 million during the three months ended June 30, 2022 and 2021, respectively. EBITDA, as adjusted, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 increased primarily due to an increase in adjusted gross margin for our contract operations and aftermarket segments, partially offset by an increase in SG&A expense and other expenses.

Our EBITDA, as adjusted, was $83.5 million and $68.2 million during the six months ended June 30, 2022 and 2021, respectively. EBITDA, as adjusted, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 increased primarily due to increases in adjusted gross margin for all three segments, partially offset by an increase in SG&A expense.

EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net loss, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures” included elsewhere in this Quarterly Report.

The Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Contract Operations

(dollars in thousands)

	Three Months Ended
	June 30,
	2022	2021	Change	% Change
Revenue	$120,463	$87,498	$32,965	38%
Cost of sales (excluding depreciation and amortization expense)	37,938	27,764	10,174	37%
Adjusted gross margin	$82,525	$59,734	$22,791	38%
Adjusted gross margin percentage (1)	69%	68%	1%	1%

(1)
Defined as adjusted gross margin divided by revenue.

The increase in revenue during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to an increase of $36.4 million due to sales-type lease recognition of contract operations contracts in the Latin America and Middle East and Africa and an increase of $4.4 million due to a project in the Middle East and Africa region that was not operating in the prior year period. These revenue increases were partially offset by decreases of $5.6 million due to contract stops primarily in the Middle East and Africa and Latin America regions, a decrease of $1.4 million due to the impact of devaluation on the Argentine Peso during the current period and a decrease of $1.4 million due to deferred revenue recognition adjustment as a result of a contract extension in the Latin America region. Adjusted gross margin increased during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to the revenue increases explained above, which were offset by cost of sales increases due to the book value of assets related to sales-type leases in the Latin America and Middle East and Africa regions and increases in labor costs and repairs and maintenance incurred in the Latin America region. Adjusted gross margin percentage during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 increased primarily due to sales-type lease recognition in the current period as explained above.

Aftermarket Services

(dollars in thousands)

	Three Months Ended
	June 30,
	2022	2021	Change	% Change
Revenue	$36,179	$29,401	$6,778	23%
Cost of sales (excluding depreciation and amortization expense)	27,204	23,422	3,782	16%
Adjusted gross margin	$8,975	$5,979	$2,996	50%
Adjusted gross margin percentage	25%	20%	5%	25%

The increase in revenue during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to an increase in part sales in the North America region and an increase in overhaul services in the Latin America region, partially offset by decreases in part sales in the Asia Pacific region. Adjusted gross margin and adjusted gross margin percentage during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 increased primarily due to the revenue increases explained above.

Product Sales

(dollars in thousands)

	Three Months Ended
	June 30,
	2022	2021	Change	% Change
Revenue	$64,626	$29,300	$35,326	121%
Cost of sales (excluding depreciation and amortization expense)	62,840	27,109	35,731	132%
Adjusted gross margin	$1,786	$2,191	$(405)	(18)%
Adjusted gross margin percentage	3%	7%	(4)%	(57)%

The increases in revenue during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to increases of $33.9 million in processing and treating revenue and $4.5 million compression revenue mainly in the Middle East and Africa due to further project progress and in the North America regions due to projects that were not operating in the prior period. This was partially offset by decreases of $3.2 million in other product sales revenue. Adjusted gross margin and adjusted gross margin percentage decreased during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to higher expenses on a specific project in the current period.

Costs and Expenses

(dollars in thousands)

	Three Months Ended
	June 30,
	2022	2021	Change	% Change
Selling, general and administrative	$38,125	$33,630	$4,495	13%
Depreciation and amortization	36,877	45,709	(8,832)	(19)%
Impairment	—	7,959	(7,959)	(100)%
Merger expenses	1,045	—	1,045	—
Restructuring and other charges	(182)	(370)	188	(51)%
Interest expense	11,897	10,357	1,540	15%
Other (income) expense, net	2,295	(3,159)	5,454	(173)%

Selling, general and administrative

SG&A expense increased during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to an estimated legal liability and increases in network related expenses recorded in the current year period. SG&A expense as a percentage of revenue was 17% and 23% during the three months ended June 30, 2022 and 2021, respectively.

Depreciation and amortization

Depreciation and amortization expense during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 decreased primarily due to the reversal of demobilization expense due to a contractual change in the Middle East and Africa region, assets fully depreciating in the Middle East and Africa and Latin America regions, and due to a change in contract terms in the Latin American region. In Middle East and Africa the reversal of the demobilization expense drove a decrease of approximately $4 million. The decrease due to assets fully depreciating in the Middle East and Africa and Latina America regions drove a decrease of $6.5 million. Changes in contract terms in the Latin America region drove a change of $1.4 million. This was partially offset by an increase of $3.4 million in depreciation for equipment on a contract operations project in the Middle East and Africa region that was not operating in the prior year.

Impairment

No impairment expense was recorded during the three months ended June 30, 2022. During the three months ended June 30, 2021, we determined that there was no visibility to continuing a contract with a customer in the Latin America region. This contract included installation costs, deferred start-up costs and demobilization costs that were previously capitalized where it is highly unlikely we will generate future cash flows. As a result, we recorded an $8.0 million asset impairment to reduce the book value of these assets to zero, which is its estimated fair value as of June 30, 2021.

Merger Expenses, Restructuring and other charges

The energy industry’s focus on capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the third quarter of 2019, we announced a cost reduction plan primarily focused on workforce reductions. During the three months ended June 30, 2022, we released an unused portion of previously expensed restructuring charges of $0.2 million and during the three months ended June 30, 2021, we released unused portion of these charges of $0.4 million.

In January 2022, Enerflex and Exterran announced a proposed merger to create an integrated global provider of energy infrastructure. As a result of this deal, we have incurred legal and other costs and will continue to incur such costs until the deal is finalized, which we expect to happen in the third quarter of 2022. We incurred merger expenses associated with these activities of $1.0 million for the three months ended June 30, 2022. These charges are reflected as merger expenses in our statements of operations and accrued liabilities on our balance sheets. We estimate the total merger expenses will be approximately $18 - 23 million and represents our best estimate based on the facts and circumstances known at this time.

Interest expense

The increase in interest expense during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to a higher average balance of long-term debt. During the three months ended June 30, 2022 and 2021, the average daily outstanding borrowings of long-term debt were $669.9 million and $586.8 million, respectively.

Other (income) expense, net

The change in other (income) expense, net, was primarily due to foreign currency losses of $7.2 million during the three months ended June 30, 2022 compared to foreign currency gains of $0.1 million during the three months ended June 30, 2021. Foreign currency losses included translation losses of $0.9 million and gains of $2.3 million during the three months ended June 30, 2022 and 2021, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. This was partially offset by an increase in interest income of $1.5 million in the current period.

Income Taxes

(dollars in thousands)

	Three Months Ended
	June 30,
	2022	2021	Change	% Change
Provision for (benefit from) income taxes	$11,379	$8,836	$2,543	29%
Effective tax rate	352.4%	(33.7)%	386.0%	(1146)%

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate of 352.4% for the three months ended June 30, 2022: (i) a 220.9% positive impact resulting from foreign currency devaluations in Argentina, (ii) an (89)% negative impact resulting from foreign taxes in excess of the U.S. tax rate and other rate drivers, (iii) a 10.1% positive impact resulting from deemed inclusions in the U.S., (iv) a 63% positive impact resulting from unrecognized tax benefits and (v) an 88.8% positive impact resulting from an addition of valuation allowances against U.S. deferred tax assets.

Discontinued Operations

(dollars in thousands)

	Three Months Ended
	June 30,
	2022	2021	Change	% Change
Loss from discontinued operations, net of tax	$490	$(156)	$646	(414)%

Loss from discontinued operations, net of tax, includes our Belleli EPC business and our U.S. compression fabrication business.

Loss from discontinued operations, net of tax, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was a $0.3 million decrease in loss for U.S. compression and a $0.9 million increase in income for Belleli EPC. For further details on our discontinued operations, see Note 3 to the Financial Statements.

The Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Contract Operations

(dollars in thousands)

	Six Months Ended
	June 30,
	2022	2021	Change	% Change
Revenue	$204,264	$168,512	$35,752	21%
Cost of sales (excluding depreciation and amortization expense)	67,265	51,108	16,157	32%
Adjusted gross margin	$136,999	$117,404	$19,595	17%
Adjusted gross margin percentage (1)	67%	70%	(3)%	(4)%

___________________

(1)
Defined as adjusted gross margin divided by revenue.

The increase in revenue during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to $36.4 million in sales-type lease recognition of contract operations contracts in the Latin America and Middle East and Africa and $8.8 million attributed to a project in the Middle East and Africa region that was not operating in the prior period. These revenue increases were partially offset by a decrease of $10.5 million in contract stops, primarily in the Middle East and Africa region. Adjusted gross margin increased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to the revenue changes explained above, partially offset by cost of sales increases in labor costs incurred in the Latin America region, increases due to the derecognition of assets related to the sales-type leases in the Latin America and Middle East and Africa regions, and increases in operating expenditures. Adjusted gross margin percentage during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 decreased primarily due to an increase in cost of sales in the current year period as explained above, partially offset by increases in revenue noted above.

Aftermarket Services

(dollars in thousands)

	Six Months Ended
	June 30,
	2022	2021	Change	% Change
Revenue	$62,442	$54,521	$7,921	15%
Cost of sales (excluding depreciation and amortization expense)	47,025	43,434	3,591	8%
Adjusted gross margin	$15,417	$11,087	$4,330	39%
Adjusted gross margin percentage	25%	20%	5%	25%

The increase in revenue during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to increases in part sales in the North America region and overhaul services in the Latin America region, partially offset by a decrease in part sales in the Asia Pacific and Middle East and Africa regions. Adjusted gross margin and adjusted gross margin percentage during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 increased primarily due to the revenue increases explained above.

Product Sales

(dollars in thousands)

	Six Months Ended
	June 30,
	2022	2021	Change	% Change
Revenue	$146,310	$59,330	$86,980	147%
Cost of sales (excluding depreciation and amortization expense)	133,155	52,682	80,473	153%
Adjusted gross margin	$13,155	$6,648	$6,507	98%
Adjusted gross margin percentage	9%	11%	(2)%	(18)%

The increase in revenue during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to an increase of $91.5 million in processing and treating equipment revenue, partially offset by a decrease of $4.5 million in water solutions revenue. The increase in processing and treating equipment revenue was mainly due to the increase in revenue in the Middle East and Africa, North America, and Latin America regions in the current year period. The decrease in water solutions revenue was due to lower project activity in the Middle East and Africa region. Adjusted gross margin increased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to revenue increases explained above. Adjusted gross margin percentage decreased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to the higher process and treating equipment expenses for a project in the Middle East and Africa region during the current year period.

Costs and Expenses

(dollars in thousands)

	Six Months Ended
	June 30,
	2022	2021	Change	% Change
Selling, general and administrative	$80,005	$66,261	$13,744	21%
Depreciation and amortization	77,232	88,208	(10,976)	(12)%
Impairment	—	7,959	(7,959)	(100)%
Merger expenses	5,033	—	5,033	—
Restructuring and other charges	(182)	254	(436)	(172)%
Interest expense	22,946	20,321	2,625	13%
Other (income) expense, net	665	(98)	763	(779)%

Selling, general and administrative

SG&A expense increased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to increases in compensation, legal and network related expenses in the current year period, in addition to an estimated legal liability recorded in the second quarter of 2022. SG&A expense as a percentage of revenue was 19% and 23% during the six months ended June 30, 2022 and 2021, respectively.

Depreciation and amortization

Depreciation and amortization expense during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 decreased primarily due to the reversal of demobilization expense due to a contractual change in the Middle East and Africa region, assets fully depreciating in the Middle East and Africa and Latin America regions, and due to a change in contract terms in the Latin American region. In Middle East and Africa the reversal of the demobilization expense drove a decrease of approximately $3.8 million. The decrease due to assets fully depreciating in the Middle East and Africa and Latin America regions drove a decrease of $10.9 million, and in the Latin American Region changes in contract terms drove a change of approximately $2.6 million. This was partially offset by an increase of $6.8 million in depreciation for equipment on a contract operations project in the Middle East and Africa region that was not operating in the prior year.

Impairment

No impairment expense was recorded during the six months ended June 30, 2022. During the six months ended June 30, 2021, we determined that there was no visibility to continuing a contract with a customer in the Latin America region. This contract included installation costs, deferred start-up costs and demobilization costs that were previously capitalized where it is highly unlikely we will generate future cash flows. As a result, we recorded an $8.0 million asset impairment to reduce the book value of these assets to zero, which is its estimated fair value as of June 30, 2021.

Merger Expenses, Restructuring and other charges

The energy industry’s focus on capital discipline and improving returns has caused delays in the timing of new equipment orders. As a result, in the third quarter of 2019, we announced a cost reduction plan primarily focused on workforce reductions. During the six months ended June 30, 2021, we incurred restructuring and other charges of $0.3 million associated with these activities. We released an unused portion of previously expensed restructuring charges of $0.2 million during the six months ended June 30, 2022.

In January 2022, Enerflex and Exterran announced a proposed merger to create an integrated global provider of energy infrastructure. As a result of this deal, we have incurred legal and other costs and will continue to incur such costs until the deal is finalized, which we expect to happen in the third quarter of 2022. We incurred merger expenses associated with these activities of $5.0 million for the six months ended June 30, 2022. These charges are reflected as merger expenses in our statements of operations and accrued liabilities on our balance sheets. We estimate the total merger expenses will be approximately $18 - 23 million and represents our best estimate based on the facts and circumstances known at this time.

Interest expense

The increase in interest expense during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to a higher average balance of long-term debt. During the six months ended June 30, 2022 and 2021, the average daily outstanding borrowings of long-term debt were $637.5 million and $582.6 million, respectively.

Other (income) expense, net

The change in other expense, net, was primarily due to an increase of $2.8 million in interest income in the current year period. This is almost fully offset by foreign currency losses $9.1 million during the six months ended June 30, 2022 compared to foreign currency losses of $5.0 million during the six months ended June 30, 2021. Foreign currency losses and gains included translation gains of $1.4 million and $0.8 million during the six months ended June 30, 2022 and 2021, respectively, related to the currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations.

Income Taxes

(dollars in thousands)

	Six Months Ended
	June 30,
	2022	2021	Change	% Change
Provision for income taxes	$17,148	$16,292	$856	5%
Effective tax rate	(85.2)%	(34.1)%	(51.1)%	150%

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

The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective tax rate of (85.2)% for the six months ended June 30, 2022: (i) a (47.8)% negative impact resulting from foreign currency devaluations in Argentina, (ii) a 10.5% positive impact resulting from foreign taxes in excess of the U.S. tax rate and other rate drivers, (iii) a (4.0)% negative impact resulting from deemed inclusions in the U.S., (iv) a (15.1)% negative impact resulting from unrecognized tax benefits and (v) a (36.7)% negative impact resulting from an addition of valuation allowances against U.S. deferred tax assets.

Discontinued Operations

(dollars in thousands)

	Six Months Ended
	June 30,
	2022	2021	Change	% Change
Loss from discontinued operations, net of tax	$(29)	$(1,029)	$1,000	(97)%

Loss from discontinued operations, net of tax, includes our Belleli EPC business and our U.S. compression fabrication business.

Loss from discontinued operations, net of tax, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 decreased due to a $1.1 million decrease in loss from Belleli EPC. The decrease in loss in Belleli EPC was primarily driven by an income tax benefit recorded in the current year period. This was partially offset by the increase in loss in U.S. compression business, primarily driven by the decrease in activity for the business. For further details on our discontinued operations, see Note 3 to the Financial Statements.

Liquidity and Capital Resources

Our unrestricted cash balance was $57.1 million at June 30, 2022 compared to $56.3 million at December 31, 2021. Working capital decreased to $96.1 million at June 30, 2022 from $118.3 million at December 31, 2021. The decrease in working capital was primarily due to increases in contract liabilities, decreases in inventory and increases in accounts payable, partially offset by increases in accounts receivable, cash and current investment in sales-type lease. The decrease in contract liabilities was primarily driven by deferred revenue recognition of a contract operations project in the Latin America region. The decrease in inventory was primarily driven by the progression of product sales activity. The increase in accounts payable was driven by the increase in project activity in the Middle East and Africa, Latin America and North America regions. The increase in accounts receivables was due to the timing of collections. The increase in cash is explained below within the operating, investing and financing activities. The increase in current investment in sales-type leases is due to the recognition of sales type leases in the Middle East and Africa and Latin America regions..

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by (used in) continuing operations:
Operating activities	$(36,980)	$11,023
Investing activities	(63,664)	(11,626)
Financing activities	109,627	11,475
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(558)	(136)
Discontinued operations	(1,361)	(7,993)
Net change in cash, cash equivalents and restricted cash	$7,064	$2,743

Operating Activities. The increase in net cash used in operating activities during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to changes in assets and liabilities. Asset and liability changes during the six months ended June 30, 2022 included an increase of $23.2 million in accounts receivable and notes, a decrease of $22.2 million in inventory, an increase of $35.5 million in current investment in sales-type leases, a decrease of $56.7 million in contract assets and contract liabilities, net, and a decrease of $10.6 million in accounts payable and accrued liabilities. Asset and liability changes during the six months ended June 30, 2021 included a decrease of $13.0 million in contract assets and contract liabilities, net, an increase of $5.5 million in accounts receivable and notes and an increase of $11.4 million in accounts payable and accrued liabilities.

Investing Activities. The increase in net cash used in investing activities during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to a $51.4 million increase in capital expenditures. The increase in capital expenditures was primarily driven by the timing of awards and growth in capital expenditures for new contract operations projects.

Financing Activities. The increase in net cash provided by financing activities during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to increases in net borrowings of $99.3 million on our long-term debt.

Discontinued Operations. The decrease in net cash used in discontinued operations during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to working capital changes related to our U.S. compression fabrication business.

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

During the six months ended June 30, 2022 and 2021, the average daily borrowings of long-term debt were $637.5 million and $582.6 million, respectively. The weighted average annual interest rate on outstanding borrowings under our revolving credit facility at June 30, 2022 and 2021 was 4.3% and 3.1%, respectively. LIBOR and certain other “benchmarks” have been subject of national, international and other regulatory guidance and proposals for reform. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On March 5, 2021, the FCA announced that USD LIBOR will no longer be published after June 30, 2023. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. Central banks and regulators in a number of major jurisdictions (for example, U.S., United Kingdom, European Union, Switzerland, and Japan) have convened working groups to find and implement the transition to suitable replacement benchmarks. The Alternative Reference Rates Committee, a steering committee consisting of large U.S. financial institutions convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended replacing LIBOR with the Secured Overnight Financing Rate (“SOFR”), an index supported by short-term Treasury repurchase agreements. We are continuing to evaluate and monitor financial and non-financial impacts and risks that may result when LIBOR rates are no longer published.

As of June 30, 2022, we had $52.4 million in outstanding letters of credit under our revolving credit facility, and taking into account guarantees through outstanding letters of credit, we had undrawn capacity of $261.6 million under our revolving credit facility. Our Amended Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Amended Credit Agreement) on the last day of the fiscal quarter to no greater than 4.50 to 1.0. As a result of this limitation, $146.3 million of the $261.6 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of June 30, 2022.

We have agreements with financial institutions under which approximately $47.0 million of letters of credit or bank guarantees were outstanding as of June 30, 2022. These are put in place in certain situations to guarantee our performance obligations under contracts with counterparties.

The Amended Credit Agreement contains various covenants with which we, EESLP and our respective restricted subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are required to maintain, on a consolidated basis, a minimum interest coverage ratio (as defined in the Amended Credit Agreement) of 2.25 to 1.00; a maximum total leverage ratio (as defined in the Amended Credit Agreement) of 4.50 to 1.00; and a maximum senior secured leverage ratio (as defined in the Amended Credit Agreement) of 2.75 to 1.00. As of June 30, 2022, we maintained a 7.4 to 1.0 interest coverage ratio, a 3.7 to 1.0 total leverage ratio and a 1.8 to 1.0 senior secured leverage ratio. As of June 30, 2022, we were in compliance with all financial covenants under the Amended Credit Agreement.

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. issued the 8.125% senior unsecured notes due 2025 (the “2017 Notes”), which consisted of $375.0 million aggregate principal amount of the senior unsecured notes which have $350.0 million outstanding as of June 30, 2022. We guarantee the 2017 Notes on a senior unsecured basis. We may redeem the 2017 Notes at any time in cash, in whole or part, at certain redemption prices, including the applicable make-whole premium plus accrued and unpaid interest, if any, to the date of redemption.

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

Unrestricted Cash. Of our $57.1 million unrestricted cash balance at June 30, 2022, $56.2 million was held by our non-U.S. subsidiaries. In the event of a distribution of earnings to the U.S. in the form of dividends, we may be subject to foreign withholding taxes. We do not believe that the cash held by our non-U.S. subsidiaries has an adverse impact on our liquidity because we expect that the cash we generate in the U.S., the available borrowing capacity under our revolving credit facility and the repayment of intercompany liabilities from our non-U.S. subsidiaries will be sufficient to fund the cash needs of our U.S. operations for the foreseeable future.

Share Repurchase Program. On February 20, 2019, our board of directors approved a share repurchase program under which the Company is authorized to purchase up to $100.0 million of its outstanding common stock through February 2022. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the six months ended June 30, 2022 and 2021, we did not repurchase any shares under this program.

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

Supplemental Guarantor Financial Information

In April 2017, our 100% owned subsidiaries EESLP and EES Finance Corp. (together, the “Issuers”) issued the 2017 Notes, which consisted of $375.0 million aggregate principal amount senior unsecured notes which have $350.0 million outstanding as of June 30, 2022. The 2017

Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Exterran Corporation (“Parent”). The 2017 Notes and Parent’s guarantee are:

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

June 30, 2022
Summarized Statement of Operations:
Revenues(1)	$113,490
Cost of sales(1)	83,916
Loss from continuing operations	(72,573)
Net loss	(73,338)

(1)
Includes revenue and cost of sales for intercompany sales from the Obligated Group the Non-Guarantor Subsidiaries during the six months ended June 30, 2022.

	June 30, 2022	December 31, 2021
Summarized Balance Sheet:
ASSETS
Intercompany receivables due from non-guarantors	$281,907	$184,071
Total current assets	414,935	306,396
Total long-term assets	171,660	189,508
LIABILITIES AND STOCKHOLDERS’ EQUITY
Intercompany payables due to non-guarantors	$320,580	$337,898
Total current liabilities	448,204	422,162
Long-term liabilities	725,615	622,040

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

The following table reconciles our net loss to EBITDA, as adjusted (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(7,660)	$(35,214)	$(37,305)	$(65,087)
Loss from discontinued operations, net of tax	(490)	156	29	1,029
Depreciation and amortization	36,877	45,709	77,232	88,208
Impairment	—	7,959	—	7,959
Merger expenses	1,045	—	5,033	—
Restructuring and other charges	(182)	(370)	(182)	254
Interest expense	11,897	10,357	22,946	20,321
(Gain) loss on currency exchange rate remeasurement of intercompany balances	906	(2,321)	(1,432)	(810)
Provision for (benefit from) income taxes	11,379	8,836	17,148	16,292
EBITDA, as adjusted	$53,772	$35,112	$83,469	$68,166

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with changes in foreign currency exchange rates due to our significant international operations. While the majority of our revenue contracts are denominated in, or indexed to, the U.S. dollar, certain contracts or portions of certain contracts, most notably within our contract operations segment, are exposed to foreign currency fluctuations. Approximately 60% of revenues in our contract operations segment are denominated in the U.S. dollar. The currencies for which we have our largest exchange rate exposures are related to changes in the Argentine Peso and the Brazilian Real. During the six months ended June 30, 2022, the Argentine Peso depreciated by approximately 7% and the Brazilian Real depreciated by approximately 13%. The impact of foreign currency risk on income for these contracts is generally mitigated by matching costs with revenues in the same currency.

Additionally, the net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded foreign currency losses of $9.1 million and $5.0 million in our statements of operations during the six months ended June 30, 2022 and 2021, respectively. Our foreign currency losses and gains are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Foreign currency losses and gains included translation gains of $1.4 million and $0.8 million during the six months ended June 30, 2022 and 2021, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ non-functional currency denominated intercompany obligations. During the six months ended June 30, 2022, we entered into forward currency exchange contracts to mitigate exposures in U.S. dollars related to the Argentine Peso. As a result of entering into these contracts, we recognized losses of $1.0 million during the six months ended June 30, 2022. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

For further details on the current legal proceedings, see Note 15 to the Financial Statements.

Item 1A. Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Not applicable.
(b)
Not applicable.
(c)
The following table summarizes our repurchases of equity securities during the three months ended June 30, 2022:

			Total Number of Shares	Maximum Number of Shares
	Total Number	Average	Purchased or as Part of	yet to be Purchased Under
	of Shares	Price Paid	Publicly Announced	the Publicly Announced
Period	Repurchased(1)	Per Unit	Plans or Programs	Plans or Programs
April 1, 2022 - April 30, 2022	—	$—	N/A	N/A
May 1, 2022 - May 31, 2022	—	—	N/A	N/A
June 1, 2022 - June 30, 2022	—	—	N/A	N/A
Total	—	$—	N/A	N/A

(1)
There were no shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on From 8-K filed on April 30, 2018
3.2*	Amended and Restated Bylaws of Exterran Corporation, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
10.44*

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

Exterran Corporation
Date: August 8, 2022	By:	/s/ DAVID A. BARTA
David A. Barta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)